Form 10QSB
period 2004-03-31
FIRST METROPLEX CAPITAL INC
filed 2004-06-14
CIK 1272754

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10QSB

☒ QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission File No.

FIRST METROPLEX CAPITAL, INC.

State of Organization	IRS Employer Identification
Texas	No. 71-0919962

15950 Dallas Parkway, Suite 525
Dallas, Texas 75248

Registrant’s telephone number: 972-720-9000

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      (1) Yes  ☒  No  ☐   (2) Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes  ☒ No

As of March 31, 2004, no shares of the Registrant’s common stock were outstanding.

FIRST METROPLEX CAPITAL, INC.

DALLAS, TEXAS

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

(UNAUDITED)

	March 31, 2004	December 31, 2003
Assets
Cash	$351,411	$342,711
Prepaid expenses	53,715	60,430
Property and equipment, net of accumulated depreciation of $3,003 and $890, respectively	34,045	28,521
Construction-in-progress	17,785	—
Other assets	26,502	24,717
Deferred tax asset	133,437	—

Total assets	$616,895	456,379

Liabilities
Accrued expenses	—	$14,445
Advances from organizers	$1,380,000	$1,062,500

Total liabilities	$1,380,000	$1,076,945

Stockholders’ deficit
Capital stock, par value $.01, 10,000,000 shares authorized, none issued and outstanding	—	—
Deficit accumulated in the development stage	$(763,105)	(620,566)

Total liabilities and stockholders’ deficit	$616,895	$456,379

FIRST METROPLEX CAPITAL, INC.

DALLAS, TEXAS

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2004	Inception (February 20, 2003) to December 31, 2003

Expenses
Professional fees	$58,807	$91,339
Consulting fees	122,501	284,066
Regulatory application and filing fees	—	45,037
Management fees	25,500	85,000
Payroll expense	47,935	86,463
Depreciation	2,113	890
Miscellaneous	33,565	27,771

Loss before provision for income taxes	$(290,421)	$(620,566)

Income tax benefit (expense)	$42,519	—

Net income (loss)	$(247,902)	—

FIRST METROPLEX CAPITAL, INC.

DALLAS, TEXAS

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the prospectus dated April 30, 2004.

NOTE 2 - SUMMARY OF ORGANIZATION

The Company is a proposed one-bank holding company with respect to a de novo bank, T Bank, N.A. (In Organization), Dallas, Texas (the “Bank”).  The Company filed applications with the Office of the Comptroller of the Currency (the “OCC”) to charter the Bank and with the Federal Deposit Insurance Corporation (the “FDIC”) for federal deposit insurance.  Preliminary approvals of each of these applications has been received.  The Company expects to file an application with the Federal Reserve Bank of Dallas for prior approval to form a bank holding company within the next sixty days.

The Company is a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it devotes substantially all its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue from the planned principal operations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

OVERVIEW

First Metroplex Capital, Inc. (the “Company”) was incorporated on December 23, 2002 to serve as a holding company for a proposed de novo bank, T Bank, N.A. (In Organization), Dallas, Texas (the “Bank”).  The Company is still in a development stage and will remain in that stage until the Bank opens for business.  Since its inception, the Company’s main focus has been centered on activities relating to the organization of the Company and the Bank, conducting the Company’s initial public offering, applying to the Office of the Comptroller of the Currency (the “OCC”) for a bank charter, applying to the Federal Deposit Insurance Corporation (the “FDIC”) for deposit insurance, conducting the sale of the Company’s common stock, interviewing and hiring personnel, and preparing the locations from which the Company and its subsidiary Bank will operate.

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the “SEC”) which Registration Statement became effective April 30, 2004.  Pursuant to the Registration Statement, a minimum of 1,100,000 shares of the Company’s common stock, $.01 par value per share, and a maximum of 1,400,000 shares of common stock were registered for sale at an offering price of $10.00 per share.  As of the date of this report, subscriptions funds in the amount of $700,000 have been received into escrow for the purchase of shares.

FINANCIAL RESULTS

For the three-month period ended March 31, 2004, net loss amounted to $247,421.  For the three-month period ended March 31, 2004, the primary expenses were consulting fees ($116,395) and professional fees ($58,807).  Because the Company is in the organizational stage, it has no operations from which to generate revenues.  Because the Company had engaged in no material operations during the three months ended March 31, 2003, comparative financial information for such period is unavailable.  The Company has included comparative financial information as of and for the period ended December 31, 2003.

Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges.  Its principal expenses are anticipated to be interest expense on deposits and operating expenses.  The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, sale of loans and investment securities, and partial or full repayment of loans by borrowers.

The Bank’s operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other borrowings.  This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank’s ability to predict or control.  Large moves in interest rates may decrease or eliminate the Bank’s profitability.

FUNDING OF OPERATIONS AND LIQUIDITY

The Company’s operations from inception through March 31, 2004 have been funded from advances made by its organizers.  To date, the organizers have advanced $1,380,000 to the Company.  The Company believes that the proceeds to be raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations.  The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial twelve months after a successful offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company’s initial public offering.

CAPITAL EXPENDITURES

There have been no significant capital expenditures undertaken by the Company.  As of March 31, 2004, the Company had purchased property and equipment having an aggregate cost of under $35,000.  In addition, the Company has expended $17,785 for construction in progress.

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report on Form 10-QSB that are not historical facts are forward looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management.

The Company cautions readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements.  Although the Company’s management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

The Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” section of the Company’s Registration Statement (Registration No. 333-111153) as filed with the Securities and Exchange Commission and declared effective on April 30, 2004.

ITEM 3.  CONTROLS AND PROCEDURES

The Company’s Chief Financial Officer has evaluated the Company’s disclosure controls and procedures as of a date within 90 days prior to the date of this filing, and concluded that these controls and procedures are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any pending litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2004, the Company did not issue any securities without registration under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

This item is not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company during the three months ended March 31, 2004.

ITEM 5.  OTHER INFORMATION.

This item is not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  The certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act is filed as Exhibit 31 hereto.

(b)                                 The certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350 is filed as Exhibit 32 hereto.

(c)                                  Reports on Form 8-K.  Registrant filed no reports on Form 8-K during the three month period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST METROPLEX CAPITAL, INC.

Date: June 14, 2004	By:	/s/ Patrick G. Adams
Patrick G. Adams
Chief Executive Officer
(Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act
32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350