Form 10QSB
period 2004-06-30
FIRST METROPLEX CAPITAL INC
filed 2004-08-16
CIK 1272754

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10QSB

☒ QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission File No. 333-111153

FIRST METROPLEX CAPITAL, INC.

State of Organization	IRS Employer Identification No.
Texas	71-0919962

15950 Dallas Parkway, Suite 525
Dallas, Texas 75248

Registrant’s telephone number:  972-720-9000

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      (1) Yes ☒   No ☐    (2) Yes  ☒   No ☐

As of June 30, 2004, no shares of the Registrant’s common stock were outstanding.

FIRST METROPLEX CAPITAL, INC.

DALLAS, TEXAS

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

(UNAUDITED)

	June 30, 2004	December 31, 2003
Assets
Cash	$168,523	$342,711
Prepaid expenses	20,608	60,430
Prepaid rent	15,307	—
Property and equipment, net of accumulated depreciation of $7,956 and $890, respectively	173,890	28,521
Construction-in-progress	495,203	—
Other assets	36,743	24,717
Deferred tax asset	194,664	—

Total assets	$1,104,938	$456,379

Liabilities
Accrued expenses	—	$14,445
Advances from organizers	$2,215,000	$1,062,500

Total liabilities	$2,215,000	$1,076,945

Stockholders’ deficit
Capital stock, par value $.01, 10,000,000 shares authorized, none issued and outstanding	—	—
Deficit accumulated in the development stage	$(1,110,062)	(620,566)

Total liabilities and stockholders’ deficit	$1,104,938	$456,379

FIRST METROPLEX CAPITAL, INC.

DALLAS, TEXAS

 (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2004	For the three months ended June 30, 2003

Expenses
Professional fees	$21,546	—
Consulting fees	91,260	—
Management fees	25,500	—
Contract labor/Payroll expense	124,807	—
Depreciation	4,953	—
Advertising expense	13,250	—
Investor relations	10,179	—
Promotions	18,314	—
Taxes – Payroll	13,515	—
Rent	29,220	—
Miscellaneous	41,195	—

Loss before provision for income taxes	$(393,739)	—

Income tax benefit (expense)	$152,145

Net income (loss)	$(241,594)	—

FIRST METROPLEX CAPITAL, INC.

DALLAS, TEXAS

 (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the six months ended June 30, 2004	Inception (February 20, 2003) to June 30, 2004

Expenses
Professional fees	$80,254	$171,593
Consulting fees	213,761	497,827
Regulatory application and filing fees	—	45,037
Management fees	51,000	136,000
Contract labor/Payroll expense	172,742	259,205
Depreciation	7,066	7,956
Advertising expense	13,633	13,633
Investor relations	12,517	12,517
Promotions	18,314	18,314
Taxes – Payroll	13,515	13,515
Rent	50,271	50,271
Miscellaneous	51,087	78,858

Loss before provision for income taxes	$(684,160)	$(1,304,726)

Income tax benefit (expense)	$194,664	$194,664

Net income (loss)	$(489,496)	$(1,110,062)

FIRST METROPLEX CAPITAL, INC.

DALLAS, TEXAS

 (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30		Inception (February 20, 2003) to June 30, 2004
	2004	2003
Cash flows from operating activities
Net loss	$(489,496)	—	$(1,110,523)
Adjustments to reconcile net loss to net cash used in operating activites
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	24,515	—	(35,915)
(Increase) in other assets	(12,026)	—	(36,743)
(Increase) in deferred tax asset	(194,664)	—	(194,664)
(Decrease) in accrued expenses	(14,445)	—	—

Net cash used in operating activities	(686,116)	—	(1,377,384)

Cash flows from investing activities:
Purchases of premises and equipment	(640,572)	—	(669,093)

Cash flows from financing activities
Advances from organizers	1,152,500	—	2,215,000

Net increase (decrease) in cash and cash equivalents	(174,188)	—	168,523

Cash, beginning of period	342,711	—	—

Cash, end of period	168,523	—	168,523

FIRST METROPLEX CAPITAL, INC.

DALLAS, TEXAS

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE SIX MONTH PERIODS
ENDED JUNE 30, 2004 AND 2003 AND FROM INCEPTION TO JUNE 30, 2004

(UNAUDITED)

	Common Stock	Paid In Capital	(Deficit) Accumulated During Development Stage	Total
Balance, December 31, 2002	—	—	—	—

Comprehensive Income:
Net loss, six month period ended June 30, 2003	—	—	—	—

Total comprehensive income	—	—	—	—

Balance, June 30, 2003	—	—	—	—

Balance, December 31, 2003	—	—	(620,566)	(620,566)

Comprehensive Income
Net loss, six month period ended June 30, 2004	—	—	(489,496)	(489,496)

Total comprehensive income	—	—	(489,496)	(489,496)

Balance, June 30, 2004	—	—	(1,110,692)	(1,110,692)

At inception (February 20, 2003)	—	—	—	—

Comprehensive Income:
Net loss, from inception to June 30, 2004	—	—	(1,110,692)	(1,110,692)

Total comprehensive income	—	—	(1,110,692)	(1,110,692)

Balance, June 30, 2004	—	—	(1,110,692)	(1,110,692)

FIRST METROPLEX CAPITAL, INC.

DALLAS, TEXAS

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered  necessary for a fair presentation have been included.  Operating results for the three and six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the prospectus dated April 30, 2004.

NOTE 2 - SUMMARY OF ORGANIZATION

The Company is a proposed one-bank holding company with respect to a de novo bank, T Bank, N.A. (In Organization), Dallas, Texas (the “Bank”).  The Company filed applications with the Office of the Comptroller of the Currency (the “OCC”) to charter the Bank and with the Federal Deposit Insurance Corporation (the “FDIC”) for federal deposit insurance.  Preliminary approvals of each of these applications have been received.  The Company has filed an application with the Federal Reserve Bank of Dallas for prior approval to form a bank holding company and has no reason to believe that approval of its application will not be forthcoming.

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

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the “SEC”) which Registration Statement became effective April 30, 2004.  Pursuant to the Registration Statement, a minimum of 1,100,000 shares of the Company’s common stock, $.01 par value per share (the “Common Stock”), and a maximum of 1,400,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share.  As of the date of this report, subscriptions funds in the amount of approximately $10.0 million have been received into escrow for the purchase of shares.

FINANCIAL RESULTS

For the six-month period ended June 30, 2004, net loss amounted to $498,496.  For the six-month period ended June 30, 2004, the primary expenses were consulting fees ($213,761), contract labor/payroll expense ($172,742), professional fees ($80,254) and rent ($50,271).  Because the Company is in the organizational stage, it has no operations from which to generate revenues.  Because First Metroplex Capital, Inc. (“Company”) had engaged in no material operations during the six months ended June 30, 2003, comparative financial information for such period is unavailable.  The Company has included comparative financial information from the date of inception through June 30, 2004.

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

FUNDING OF OPERATIONS AND LIQUIDITY

The Company’s operations from inception through June 30, 2004 have been funded from advances made by its organizers.  To date, the organizers have advanced $2,215,000 to the Company.  The Company believes that the proceeds to be raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations.  The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial twelve months after a successful offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company’s initial public offering.

CAPITAL EXPENDITURES

The Company has made significant capital expenditures for the purpose of purchasing property and equipment to be utilized by the Bank in the ordinary course of its banking business following receipt of all final regulatory approvals and for the purpose of making leasehold improvements to the properties from which the Company and the Bank will conduct their respective operations.  As of June 30, 2004, the

Company had purchased property and equipment having an aggregate cost of approximately $173,890 and had expended approximately $495,000 for construction in progress in respect of the leasehold improvements.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2004, the Company did not issue any securities without registration under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

This item is not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company during the six months ended June 30, 2004.

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

(b)                                 The certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act  and 18 U.S.C. §1350 is filed as Exhibit 32 hereto.

(c)                                  Reports on Form 8-K.  Registrant filed no reports on Form 8-K during the three month period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST METROPLEX CAPITAL, INC.

Date: August 16, 2004	By:	/s/ Patrick G. Adams
Patrick G. Adams
Chief Executive Officer
(Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act
32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350