Form 10QSB
period 2004-09-30
FIRST METROPLEX CAPITAL INC
filed 2004-11-22
CIK 1272754

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10QSB

☒ QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission File No. 333-111153

FIRST METROPLEX CAPITAL, INC.

State of Organization	IRS Employer Identification
Texas	No. 71-0919962

16000 Dallas Parkway, Suite 125
Dallas, Texas 75248

Registrant’s telephone number: 972-720-9000

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      (1) Yes ☒   No ☐    (2) Yes ☒   No ☐

As of September 30, 2004, no shares of the Registrant’s common stock were outstanding.

FIRST METROPLEX CAPITAL, INC.

DALLAS, TEXAS

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash	$0	$342,711
Prepaid expenses	51,608	60,430
Prepaid rent	12,251	—
Property and equipment, net of accumulated depreciation of $16,286 and $890, respectively	156,653	28,521
Construction-in-progress	705,573	—
Other assets	32,545	24,717

Total assets	$958,630	$456,379

Liabilities
Checks drawn in excess of deposits	$2,015	—
Accrued expenses	—	$14,445
Advances from organizers	$2,605,000	$1,062,500

Total liabilities	$2,607,015	$1,076,945

Stockholders’ deficit
Capital stock, par value $.01, 10,000,000 shares authorized, none issued and outstanding	—	—
Deficit accumulated in the development stage	$(1,648,385)	$(620,566)

Total liabilities and stockholders’ deficit	$958,630	$456,379

FIRST METROPLEX CAPITAL, INC.

DALLAS, TEXAS

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended Sept. 30, 2004	For the three months ended Sept. 30, 2003
Expenses
Professional fees	$5,336	$63,725
Consulting fees	19,520	130,450
Regulatory application fees	—	25,000
Management fees	25,500	59,500
Contract labor/Payroll expense	157,279	41,014
Depreciation	6,757	—
Advertising expense	1,763	7,750
Investor relations	13,298	—
Promotions	—	300
Taxes – Payroll	26,604	—
Rent	45,921	—
Miscellaneous	41,681	287

Net income (loss)	$(343,659)	$(328,026)

	For the nine months ended Sept. 30, 2004	Inception (Feb. 20, 2003) to Sept. 30, 2003	Inception (Feb. 20, 2003) to Sept. 30, 2004
Expenses
Professional fees	$85,590	$63,725	$176,929
Consulting fees	233,281	130,450	517,347
Regulatory application and filing fees	—	25,000	45,037
Management fees	76,500	59,500	161,500
Contract labor/Payroll expense	330,021	41,014	416,484
Depreciation	13,823	—	14,713
Advertising expense	15,396	7,750	15,396
Investor relations	25,815	—	25,815
Promotions	18,314	300	18,314
Taxes – Payroll	40,119	—	40,119
Rent	96,192	—	96,192
Miscellaneous	92,768	287	120,539

Net income (loss)	$(1,027,819)	$(328,026)	$(1,648,385)

FIRST METROPLEX CAPITAL, INC.

DALLAS, TEXAS

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended Sept. 30, 2004	Inception (Feb. 20, 2003) to Sept. 30, 2003	Inception (Feb. 20, 2003) to Sept. 30, 2004
Cash flows from operating activities
Net loss	$(489,496)	$(328,026)	$(1,648,385)
Adjustments to reconcile net loss to net cash used in operating activites
Depreciation expense	13,823	—	14,713
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	(3,429)	(15,931)	(63,859)
(Increase) in other assets	(7,828)	(21,660)	(32,545)
(Decrease) in accrued expenses	(14,445)	—	—
Increase in checks drawn in excess of deposits	2,015	—	2,015

Net cash used in operating activities	(1,037,683)	(365,617)	(1,728,061)

Cash flows from investing activities:
Purchases of premises and equipment	(847,528)	—	(876,939)

Cash flows from financing activities
Advances from organizers	1,152,500	420,000	2,605,000

Net increase (decrease) in cash and cash equivalents	(342,711)	54,383	—

Cash, beginning of period	342,711	—	—

Cash, end of period	—	54,383	—

FIRST METROPLEX CAPITAL, INC.

DALLAS, TEXAS

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

AND FROM INCEPTION TO SEPTEMBER 30, 2004

(UNAUDITED)

	Common Stock	Paid In Capital	(Deficit) Accumulated During Development Stage	Total
Balance, Inception (Feb 20, 2003)	—	—	—	—

Comprehensive Income:
Net loss, nine month period ended September 30, 2003	—	—	$(328,026)	$(328,026)

Total comprehensive income	—	—	$(328,026)	$(328,026)

Balance, September 30, 2003	—	—	$(328,026)	$(328,026)

Balance, December 31, 2003	—	—	(620,566)	(620,566)

Comprehensive Income
Net loss, nine month period ended September 30, 2004	—	—	(1,027,819)	(1,027,819)

Total comprehensive income	—	—	(1,027,819)	(1,027,819)

Balance, September 30, 2004	—	—	(1,648,385)	(1,648,385)

At inception (Feb. 20, 2003)	—	—	—	—

Comprehensive Income:
Net loss, from inception to September 30, 2004	—	—	(1,648,385)	(1,648,385)

Total comprehensive income	—	—	(1,648,385)	(1,648,385)

Balance, September 30, 2004	—	—	(1,648,385)	(1,648,385)

FIRST METROPLEX CAPITAL, INC.

DALLAS, TEXAS

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered  necessary for a fair presentation have been included.  Operating results for the three and nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the prospectus dated April 30, 2004.

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

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the “SEC”) which Registration Statement became effective April 30, 2004.  Pursuant to the Registration Statement, a minimum of 1,100,000 shares of the Company’s common stock, $.01 par value per share (the “Common Stock”), and a maximum of 1,400,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share.  As of the date of this report, subscriptions funds in the amount of approximately $11.8 million have been received into escrow for the purchase of shares.

FINANCIAL RESULTS

For the nine-month period ended September 30, 2004, net loss amounted to $1,027,819.  For the nine-month period ended September 30, 2004, the primary expenses were consulting fees ($233,281), contract labor/payroll expense ($330,021), professional fees ($85,590) and rent ($96,196).  Because the Company is in the organizational stage, it has no operations from which to generate revenues.  Because First Metroplex Capital, Inc. (“Company”) had engaged in no material operations during the nine months ended September 30, 2003, comparative financial information for such period is unavailable.  The Company has included comparative financial information from the date of inception through September 30, 2004.

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

FUNDING OF OPERATIONS AND LIQUIDITY

The Company’s operations from inception through September 30, 2004 have been funded from advances made by its organizers.  To date, the organizers have advanced $2,605,000 to the Company.  The Company believes that the proceeds to be raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations.  The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial twelve months after a successful offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company’s initial public offering.

CAPITAL EXPENDITURES

The Company has made significant capital expenditures for the purpose of purchasing property and equipment to be utilized by the Bank in the ordinary course of its banking business following receipt of all final regulatory approvals and for the purpose of making leasehold improvements to the properties from which the Company and the Bank will conduct their respective operations.  As of September 30, 2004, the

Company had purchased property and equipment having an aggregate cost of approximately $172,939 and had expended approximately $705,573 for construction in progress in respect of the leasehold improvements.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2004, the Company did not issue any securities without registration under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

This item is not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company during the nine months ended September 30, 2004.

ITEM 5.  OTHER INFORMATION.

This item is not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act is filed as Exhibit 31 hereto.

(b)	The certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350 is filed as Exhibit 32 hereto.

(c)	Reports on Form 8-K. Registrant filed no reports on Form 8-K during the three month period ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST METROPLEX CAPITAL, INC.

Date: November 22, 2004	By:	/s/ Patrick G. Adams
Patrick G. Adams
Chief Executive Officer
(Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act
32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350