Form 10KSB
period 2004-12-31
FIRST METROPLEX CAPITAL INC
filed 2005-03-31
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10−KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number: 333−111153

First Metroplex Capital, Inc.
(Exact name of small business issuer as specified in its charter)

Texas	71-0919962
(State or other jurisdiction of corporation of organization)	(I.R.S. Employer Identification Number)

16000 Dallas Parkway, Suite 125, Dallas, Texas	75248
(Address of Principal Executive Officer)	(Zip Code)

(972) 720-9000
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ☒   No ☐

The issuer’s revenues for its most recent fiscal year were approximately $93,000.

The aggregate market value of the common stock held by non−affiliates, based upon the price at which the common stock was sold as of March 30, 2005 was $16,800,000.

There were 1,680,000 shares outstanding of common stock outstanding as of the close of business of March 30, 2005.

Transitional Small Business Disclosure Format (Check One): Yes ☐   No ☒

TABLE OF CONTENTS

PART I
Item 1. Description of Business.
Item 2. Description of Property.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Common Equity and Related Shareholder Matters.
Item 6. Management’s Discussion and Analysis of Financial Condition and Results Of Operations.
Item 7. Financial Statements.
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 8B.Other Information.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Item 10. Executive Compensation.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Item 12. Certain Relationships and Related Transactions.
Item 13. Exhibits.
Item 14. Principal Accountant Fees and Services.

i

PART I

Item 1.	Description of Business.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Holding Company

First Metroplex Capital, Inc. (the “Company,” “we,” “us,” or “our,” hereafter) was incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for T Bank, N.A., a national bank (the “Bank”). As part of our organizational activities, we filed an application with the Federal Reserve to become a bank holding company, which application received final approval on September 9, 2004.

We chose a holding company structure because we believe it will provide flexibility in accommodating our business objectives. For example, with a holding company structure, we may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of that debt to the Bank as primary capital. Additionally, under provisions of the Gramm-Leach-Bliley Act, if we elect to be a financial holding company, we may engage in activities that are financial in nature or incidental or complementary to a financial activity, including merchant banking activities, in which the Bank would be prohibited from engaging. Although we do not presently intend to engage in these financial activities, we would be able to do so without notice to or a filing with the Federal Reserve if we believe that there is a need for these services in our market area, that we can be successful in these activities, and that these activities would be profitable.

On October 29, 2004, we completed our initial public offering of common stock. The principal purpose of the offering was to raise capital required to organize the Bank. The offering, under a Registration Statement on Form SB-2, initially contemplated the sale of up to 1,400,000 shares of common stock at a per share price of $10.00, the maximum proceeds of which were anticipated to be $14 million. However, in response to the receipt of subscriptions well in excess of our initial maximum subscription amount, we elected to revise our maximum offering amount up to $16.8 million, as permitted by SEC regulation, based upon management’s conclusion that the additional capital would benefit the Bank with the creation of a reserve greater than initially anticipated.

Presently our only business is to own and manage the Bank.

Bank

On November 2, 2004, following the receipt of all required regulatory approvals, the Bank opened its main office located at 16000 Dallas Parkway, Dallas, Texas, and another full-service banking office at 8100 North Dallas Parkway, Plano, Texas. The Bank is a full service commercial bank serving North Dallas, Addison, Plano, Frisco and the neighboring communities. The Bank offers a broad range of commercial and consumer banking services to small- to medium-sized businesses, independent single-family residential and commercial contractors and consumers. Lending services include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. The Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market accounts, certificates of deposit and individual retirement accounts. For the convenience of its customers, the Bank also offers credit and debit cards, automatic transfers, travelers’ checks, domestic and foreign wire transfers, cashier’s checks and personalized checks. These services are provided through a variety of delivery systems including automated teller machines, private banking, telephone banking and Internet banking.

As of December 31, 2004, the Bank had total assets of approximately $20.1 million and total deposits of approximately $6.5 million.

Philosophy and Strategy

The Bank operates as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, will distinguish the Bank from its competitors.

To carry out its philosophy, the Bank’s business strategy involves the following:

•	Capitalizing on the diverse community involvement, professional expertise and personal and business contacts of its directors and executive officers;

•	Hiring and retaining experienced and qualified banking personnel;

•	Providing individualized attention with consistent, local decision-making authority;

•	Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

•	Operating from highly visible and accessible banking offices in close proximity to a concentration of targeted commercial businesses and professionals;

•	Attracting its initial customer base by offering competitive interest rates on its deposit accounts;

•	Encouraging the initial shareholders of the Company to become customers by offering additional incentives; and

•	Implementing a strong marketing program.

Market Opportunities

Primary Service Area

Our primary service areas are the Addison/North Dallas and Plano/Frisco banking markets. We serve these markets from two locations. Our main office is located at 16000 Dallas Parkway, Dallas, Texas, and we also have a full service branch office at 8100 North Dallas Parkway, Plano, Texas. The branch office enables us to more effectively serve the Plano/Frisco sector of our primary banking market. We believe that the Bank will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service area. Our primary service area represents a diverse market with a growing population and economy. According to data obtained from the United States Census and ESRI Business Information Systems, between 2000 and 2003, the population of the North Dallas/Addison area grew almost 8.5%, and the population of the Frisco/Plano area grew more than 20%. This population growth has attracted many businesses to the area and led to growth in the local service economy, and, while they cannot be certain, we expect this trend to continue. We believe that the community will enthusiastically welcome and support a new locally owned and operated commercial bank.

Local Economy

We believe that the Addison/North Dallas banking market represents a unique market with a diversified and growing customer base. We also believe that the primary service area presents an environment that will support the Bank’s growth. As a community bank, the Bank has been designed to serve the needs of the residents and small- to medium-sized businesses within this growing economy.

According to data compiled by the United States Census and ESRI Business Information Systems, personal and family income figures in our proposed primary service area have grown steadily over the same period. In 2003, median household income in the Addison/North Dallas area was $61,249, as compared with $54,541 for 2000, which represents an increase of more than 12%. Likewise, median household income in 2003 in the Plano/Frisco sector was $87,398, as compared with $78,895 for 2000, which represents an increase of almost 11%. Continued population growth has attracted many businesses to the area and has led to growth in the local service economy, and, while we cannot be certain, we expect these trends to continue.

Competition

The market for financial services is rapidly changing and intensely competitive and is likely to become more competitive as the number and types of market entrants increases. The Bank competes in both lending and attracting funds with other commercial banks, savings and loan associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based nonbank lenders, government agencies and certain other non-financial institutions, including retail stores, that may offer more favorable financing alternatives than the Bank.

According to information disclosed on the FDIC’s website (www.fdic.gov), as of June 30, 2002, financial institutions in the Addison/North Dallas sector of our banking market held approximately $4.7 billion in total deposits, and financial institutions in the Plano/Frisco sector of our banking market held approximately $2.2 billion in total deposits. Most of the deposits held in financial institutions in our primary banking market are attributable to branch offices of out-of-state banks. We believe that banks headquartered outside of our primary service area often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers. Through our local ownership and management, we believe we are uniquely situated to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs. We believe that the Bank can compete effectively with larger and more established banks through an active business development plan and by offering local access, competitive products and services and more responsive customer service.

Deposit Growth

Deposits at financial institutions in the market have also grown over the past five years. According to FDIC statistics, between June of 1997 and June of 2002 deposits grew at a compound annual rate of approximately 7.5% in the Addison/North Dallas sector and approximately 15% in the Plano/Frisco sector. While we cannot be certain, we expect this trend to continue as the population and income figures in the service area grow.

Business Strategy

Management Philosophy

The Bank is a full service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community The Bank offers a sophisticated array of financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, will distinguish the Bank from its competitors. The Bank has endeavored to hire the most qualified and experienced people in the market who share the Bank’s commitment to customer service. We believe that it is an opportunity for a locally owned and locally managed community bank to acquire a significant market share by offering an alternative to the less personal service offered by many larger banks. Accordingly, we will implement the following operating and growth strategies.

Operating Strategy

In order to achieve the level of prompt, responsive service that we believe will be necessary to attract customers and to develop the Bank’s image as a local bank with a community focus, we have employed the following operating strategies:

•
Experienced senior management. The Bank’s senior management possesses extensive experience in the banking industry, as well as substantial business and banking contacts in the Addison/North Dallas and Plano/Frisco banking market. For example, our president and chief executive officer, Patrick Adams, has over 20 years of banking experience and over 15 years of community banking experience in that area. Combined, the Bank’s management team has more than 65 years of banking experience.

•
Quality employees. We strive to hire highly trained and seasoned staff. We train our staff to answer questions about all of our products and services so that the first employee the customer encounters can resolve any questions the customer may have.

•
Community-oriented board of directors. All of the Bank’s directors are either experienced bankers or local business and community leaders. Many of our directors are lifelong residents of our primary service area, and most have significant business ties to our primary service area, enabling them to be sensitive and responsive to the needs of the community. Additionally, the board of directors represents a wide variety of business experience and community involvement. We expect that the directors will bring substantial business and banking contacts to the Bank.

•
Highly visible site. The Bank’s main office is highly visible and located in close proximity to major traffic arteries. The main office is located at 16000 Dallas Parkway in an area that provides easy access to potential bank customers traveling in the Addison/North Dallas area. The Bank also operates another full-service banking office at 8100 North Dallas Parkway, located at the intersection of North Dallas Parkway and U.S. Highway 121, to serve the expanding Plano/Frisco area. We believe that these sites give the Bank a highly visible presence in a market that is dominated by branch offices of banks headquartered out of the area. We believe this will enhance the Bank’s image as a strong competitor.

•
Distinct name. We have received federal and state approval for service marks for the Bank’s name, “T Bank”. We believe that a distinctive name will enable the Bank to stand out from the pack and also will be memorable to our customer base.

•
Individual customer focus. The Bank focuses on providing individual service and attention to its target customers, which includes individuals and small- to medium-sized businesses. As the employees, officers and directors become familiar with the Bank’s customers on an individual basis, we will be able to respond to credit requests more quickly and be more flexible in approving complex loans based on collateral quality and personal knowledge of the customer.

•
Officer and director call program. We have implemented an active officer and director call program to promote the Bank’s philosophy. The purpose of this call program is to visit prospective customers and to describe the Bank’s products, services and philosophy.

•
Marketing and advertising. We have long range plans to use a targeted marketing approach through local newspaper advertising, radio and direct-mail campaigns to develop the Bank’s image as a locally owned and operated bank with an emphasis on quality service and personal relationships.

Growth Strategies

Since we believe that growth and expansion of the Bank’s operations will be significant factors in our success, we have implemented, or plan to implement, the following growth strategies:

•
Capitalize on our community orientation. We plan to capitalize on the Bank’s position as an independent, locally owned community bank to attract individuals and small- to medium-sized business customers that may be underserved by larger banking institutions in our market area.

•	Emphasize local decision-making. We will emphasize local decision making by experienced bankers. This will help the Bank attract local businesses and service-minded customers.

•
Attract experienced lending officers. We have hired, and will continue to hire, experienced, well-trained lending officers capable of soliciting loan business immediately. By hiring experienced lending officers, the Bank will be able to grow much more rapidly than it would if it hired inexperienced lending officers.

•
Offer fee-generating products and services. The Bank’s range of services, pricing strategies, interest rates paid and charged and hours of operation are structured to attract the Bank’s target customers and increase its market share. The Bank strives to offer the small business person, professional, entrepreneur and consumer the best loan services available while charging competitively for these services and utilizing technology and strategic outsourcing to increase fee revenues.

Lending Services

Lending Policy

We offer a full range of lending products, including commercial loans to small- to medium-sized businesses and professional concerns and consumer loans to individuals. We compete for these loans with competitors who are well established in our primary market area and have greater resources and lending limits. As a result, we currently have to offer more flexible pricing and terms to attract borrowers.

The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or the Bank’s loan committee determines whether to approve the loan request. The Bank does not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

Lending Limits

The Bank’s lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

•	15% of the Bank’s capital and surplus and allowance for loan losses; or

•
25% of its capital and surplus and allowance for loan losses if the amount that exceeds 15% is secured by readily marketable collateral, as determined by reliable and continuously available price quotations.

These legal limits will increase or decrease as the Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons.

Credit Risks

The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees. The well established financial institutions in our primary service area are likely to make proportionately more loans to medium- to large-sized businesses than the Bank will make. Many of the Bank’s anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Real Estate Loans

The Bank makes commercial real estate loans, construction and development loans, small business loans and residential real estate loans. These loans include commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan.

•
Construction and development loans. We make construction and development loans on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to 12 months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•
Commercial real estate. Commercial real estate loan terms generally are limited to three years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for a period exceeding 36 months. The Bank generally charges an origination fee for its services. The Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis. In addition, at least two of our directors are experienced in the acquisition, development and management of commercial real estate and use their experience to assist in the evaluation of potential commercial real estate loans. In addition to the Bank’s direct commercial real estate lending activities, the Bank may enter into strategic alliances with other non-bank lenders, to provide fixed rate long-term commercial real estate loans to its customer base.

•
Residential real estate. The Bank’s residential real estate loans consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. We expect that any long-term fixed rate mortgages will be underwritten for resale to the secondary market. The Bank offers primarily adjustable rate mortgages. The majority of fixed rate loans will be sold in the secondary mortgage market. All loans are made in accordance with the Bank’s appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial Loans

Loans for commercial purposes in various lines of businesses are one of the components of the Bank’s loan portfolio. The targets in the commercial loan markets are retail establishments and small-to medium-sized businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any. The commercial loans primarily are underwritten on the basis of the borrower’s ability to service the loan from income. The Bank will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.

Consumer Loans

The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. The amortization of second mortgages will generally not exceed 15 years and the rates will generally not be fixed for over 12 months. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. The principal competitors for consumer loans are the established banks and finance companies in our market.

Specialized Loan Products

The Bank may form strategic alliances with quality providers to offer specialized loan products to its customer base. The Bank will make such determinations as management determines there is a need for such products. These products may include products such as long-term fixed rate financing to commercial real estate borrowers, a product that the Bank does currently offer for its own loan portfolio.

Composition Portfolio

The following table sets forth management’s estimate of the percentage composition of the Bank’s loan portfolio during its first three years of business:

Percentage
Commercial real estate	20%
Construction - commercial	15%
Construction - residential	18-19%
Commercial	35-39%
Consumer	8-11%
Total	100%

Investments

In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Bank’s Investment/Asset-liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by the Board of Directors.

Asset and Liability Management

The Bank’s Investment/Asset-liability Committee oversees the Bank’s assets and liabilities and strives to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The Committee conducts these management functions within the framework of written loan and investment policies adopted by the Bank. The Committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.

Deposit Services

The Bank seeks to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, NOW accounts, a variety of certificates of deposit and individual retirement accounts. The Bank intends to leverage its initial shareholder base, which is comprised primarily of residents of its primary service area, into a source of core deposits. In addition, the Bank will employ an aggressive marketing plan in its primary service area and features a broad product line and competitive rates and services. The primary sources of deposits will be residents of, and businesses and their employees located in, the Bank’s primary service area. The Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

Other Banking Services

Other banking services currently offered or anticipated include cashier’s checks, travelers’ checks, direct deposit of payroll and Social Security checks, bank-by-mail, automated teller machine cards and debit cards. The Bank offers its customers free usage of any automated teller machine in the world. We also plan to offer credit card and merchant card services through a correspondent bank as an agent for the Bank. We also may offer expanded financial services, such as insurance, financial planning, investment and trust services. The Bank does not currently exercise trust powers and may do so in the future only with the prior approval of the Office of the Comptroller of the Currency.

Employees

The success of the Bank will depend, in part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank currently has 15 full-time equivalent employees. Because our only business is to own and operate the Bank, the Company does not currently have any employees, and any work to be performed at the Company level is performed by Bank employees.

Supervision and Regulation

Banking is a complex, highly regulated industry. Consequently, our growth and earnings performance and those of the Bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the Securities and Exchange Commission, the FDIC, the Office of the Comptroller of the Currency, the Internal Revenue Service, and state taxing authorities. The effect of these statutes, regulations, and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies, and the banking industry. The system of supervision and regulation applicable to us and our banking subsidiary establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the Bank’s depositors, and the public, rather than the shareholders and creditors. The following is an attempt to summarize some of the relevant laws, rules, and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules, and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

First Metroplex Capital, Inc.

We are a bank holding company registered with, and subject to regulation by, the Federal Reserve under the “Bank Holding Company Act of 1956.” The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and commit resources to support the Bank. This support may be required under circumstances when we might not be inclined to do so absent this Federal Reserve policy. As discussed below, we could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations.

Certain acquisitions. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (1) acquiring more than 5% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the USA PATRIOT Act, which is discussed below, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions.

Under the Bank Holding Company Act, any bank holding company located in Texas, if adequately capitalized and adequately managed, may purchase a bank located outside of Texas. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Texas may purchase a bank located inside Texas. In each case, however, restrictions currently exist on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

Change in bank control. Subject to various exceptions, the Bank Holding Company Act and the “Change in Bank Control Act of 1978,” together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to our Company, control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

Permitted activities. Generally, bank holding companies are prohibited under the Bank Holding Company Act from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (1) banking or managing or controlling banks or (2) an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering, or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of any of its banking subsidiaries. A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	providing financial, investment, or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in, or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary that we may own at the time must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

Sound banking practice. Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve Board’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

The “Financial Institutions Reform, Recovery and Enforcement Act of 1989” expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. The Financial Institutions Reform, Recovery and Enforcement Act increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. The Financial Institutions Reform, Recovery and Enforcement Act also expanded the scope of individuals and entities against which such penalties may be assessed.

Anti-tying restrictions. Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Dividends. Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below. As a Texas corporation, we are restricted under the “Texas Business Corporation Act of 1957” from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the SOX Act established: (i) new requirements for audit committees of public companies, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (v) new and increased civil and criminal penalties for violation of the securities laws.

The Bank

The Bank is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Comptroller. The Comptroller will regularly examine the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Comptroller also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations. The Bank’s deposits are insured by the FDIC to the maximum extent provided by law.

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Texas law, banks are permitted to establish branch offices throughout Texas with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in Texas. Finally, banks generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Texas law, with limited exceptions, currently permits branching across state lines through interstate mergers. Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Texas law currently permits de novo branching into the state of Texas on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch in Texas only if its home state has also elected to permit de novo branching into that state.

Prompt Corrective Action. The “Federal Deposit Insurance Corporation Improvement Act of 1991” established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is “critically undercapitalized.” The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an “undercapitalized” subsidiary’s assets at the time it became “undercapitalized” or the amount required to meet regulatory capital requirements. An “undercapitalized” institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Deposit insurance assessments. Banks must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by the Federal Deposit Insurance Corporation Improvement Act. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Expanded financial activities. Similar to bank holding companies, the “Gramm-Leach-Bliley Financial Services Modernization Act of 1999” expanded the types of activities in which a bank may engage. Generally, a bank may engage in activities that are financial in nature through a “financial subsidiary” if the bank and each of its depository institution affiliates are “well capitalized,” “well managed” and have at least a “satisfactory” rating under the Community Reinvestment Act. However, applicable law and regulation provide that the amounts of investment in these activities generally are limited to 45% of the total assets of the Bank, and these investments are deducted when determining compliance with capital adequacy guidelines. Further, the transactions between the Bank and this type of subsidiary are subject to a number of limitations.

Expanded financial activities of national banks generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Bank currently has no plans to conduct any activities through financial subsidiaries.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Because our aggregate assets are currently less than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal “Truth-In-Lending Act,” governing disclosures of credit terms to consumer borrowers;

•
the “Home Mortgage Disclosure Act of 1975,” requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the “Equal Credit Opportunity Act,” prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the “Fair Credit Reporting Act of 1978,” governing the use and provision of information to credit reporting agencies;

•	the “Fair Debt Collection Act,” governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

•
the “Right to Financial Privacy Act,” which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the “Electronic Funds Transfer Act” and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Dividends. The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding two years, less any required transfers to surplus. In addition, the Bank will be unable to pay dividends unless and until it has positive retained earnings. As of December 31, 2004, the Bank had an accumulated deficit of approximately $374,000. Accordingly, we will be unable to pay dividends until the accumulated deficit is eliminated.

In addition, under the Federal Deposit Insurance Corporation Improvement Act, the Bank may not pay any dividend if the payment of the dividend would cause the Bank to become undercapitalized or in the event the Bank is “undercapitalized.” The Office of the Comptroller of the Currency may further restrict the payment of dividends by requiring that a financial institution maintain a higher level of capital than would otherwise be required to be “adequately capitalized” for regulatory purposes. Moreover, if, in the opinion of the Office of the Comptroller of the Currency, the Bank is engaged in an unsound practice (which could include the payment of dividends), the Office of the Comptroller of the Currency may require, generally after notice and hearing, that the Bank cease such practice. The Office of the Comptroller of the Currency has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. Moreover, the Office of the Comptroller of the Currency has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Capital adequacy. The Federal Reserve monitors the capital adequacy of bank holding companies, such as the Company, and the Office of the Comptroller of the Currency monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Company and the Bank. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more and, generally, on a bank-only basis for bank holding companies with less than $150 million in consolidated assets. Each insured depository subsidiary of a bank holding company with less than $150 million in consolidated assets is expected to be “well-capitalized.”

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, preferred stock (other than that which is included in Tier 1 Capital), and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies with assets of $150 million or more. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies with assets of $150 million or more generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies of such size experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve and the Federal Deposit Insurance Corporation recently adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the agencies’ determination of a banking institution’s capital adequacy.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Restrictions on Transactions with Affiliates and Loans to Insiders.    The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

Anti-terrorism legislation. In the wake of the tragic events of September 11th, on October 26, 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. Also known as the “Patriot Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.

Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•
to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•
to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the Patriot Act, financial institutions must also establish anti-money laundering programs. The Act sets forth minimum standards for these programs, including: (i) the development of internal policies, procedures and controls; (ii) the designation of a compliance officer; (iii) an ongoing employee training program; and (iv) an independent audit function to test the programs.

In addition, the Patriot Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. Regulations proposed by the U.S. Department of the Treasury to effectuate certain provisions of the Patriot Act provide that all transaction or other correspondent accounts held by a U.S. financial institution on behalf of any foreign bank must be closed within 90 days after the final regulations are issued, unless the foreign bank has provided the U.S. financial institution with a means of verification that the institution is not a “shell bank.” Proposed regulations interpreting other provisions of the Patriot Act are continuing to be issued.

Under the authority of the Patriot Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under these rules, a financial institution is required to:

•
expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

•	notify FinCEN if an account or transaction is identified;

•	designate a contact person to receive information requests;

•
limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•	maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution: (1) notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution; (2) takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN; (3) limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and (4) maintains adequate procedures to protect the security and confidentiality of the information. Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

The Secretary of the Treasury also adopted a rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the rule, financial institutions: (1) are prohibited from providing correspondent accounts to foreign shell banks; (2) are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account; (3) must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process; (4) must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of governmental monetary policies. The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the Federal Reserve Board. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits. We cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and our earnings.

All of the above laws and regulations add significantly to the cost of operating the Bank and thus have a negative impact on our profitability. It should also be noted that there has been a tremendous expansion experienced in recent years by certain financial service providers that are not subject to the same rules and regulations as the Company or the Bank. These institutions, because they are not so highly regulated, have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

RISK FACTORS

There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in the risk factors, described below. You should carefully consider the following risk factors and all other information contained in this Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of our common stock could decline due to any of the events described in these risks.

We have a limited operating history, upon which to base an estimate of our future financial performance.

The Company was formed in December 2002 and most of our efforts have been devoted to organizing the Bank. Our current assets consist of cash, intangible assets related to our organizational efforts, and our ownership of the Bank, which has been operating since November 2, 2004. Our growth is primarily dependent upon the operation of the Bank. Consequently, we have little to no historical operating or financial information for which to base an investment decision in the Company.

We expect to incur losses during our initial years of operations.

Our profitability will depend on the Bank’s profitability, and we can give no assurance of when or if the Bank will operate profitably. We have incurred substantial start-up expenses associated with our organization and our recent public offering and expect to sustain losses or achieve minimal profitability during our initial years of operations. At December 31, 2004, we had an accumulated deficit account of approximately $1.9 million, principally resulting from the organizational and pre-opening expenses that we have incurred in connection with the opening of the Bank. In addition, due to the extensive regulatory oversight to which will be subject, we expect to incur significant administrative costs. Our success will depend, in large part, on our ability to address the problems, expenses and delays frequently associated with new financial institutions and the ability to attract and retain deposits and customers for our services. We cannot assure you that we will ever become profitable. If we are ultimately unsuccessful, you may lose part or all of the value of your investment.

Failure to implement our business strategies may adversely affect our financial performance.

We have developed a business plan that details the strategies we intend to implement in our efforts to achieve profitable operations. If we cannot implement our business strategies, we will be hampered in our ability to develop business and serve our customers, which, in turn, could have an adverse effect on our financial performance. Even if our business strategies are successfully implemented, we cannot assure you that our strategies will have the favorable impact that we anticipate. Furthermore, while we believe that our business plan is reasonable and that our strategies will enable us to execute our business plan, we have no control over the future occurrence of certain events upon which our business plan and strategies are based, particularly general and local economic conditions that may affect the Bank’s loan-to-deposit ratio, total deposits, the rate of deposit growth, cost of funding, the level of earning assets and interest-related revenues and expenses.

Departures of our key personnel or directors may impair our operations.

Our success depends in large part on the services and efforts of our key personnel and on our ability to attract, motivate and retain highly qualified employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy.

In particular, we believe that retaining Patrick Adams, Steven Jones, Sue Higgs and J. Christopher Newtown are important to our success. If any of these persons leaves his or her position with the Bank for any reason, our financial condition and results of operations may suffer.

If the services of any of our key personnel should become unavailable for any reason or if the regulatory agencies should require the employment of additional persons to fill positions at the bank, the Bank would be required to employ other persons to manage and operate the Bank, and we cannot assure you that the Bank would be able to employ qualified persons on terms acceptable to the Bank.

Additionally, our directors’ involvement, diverse backgrounds and extensive local business relationships are important to our success. If the composition of our board of directors changes materially, our banking business may suffer.

We face intense competition from a variety of competitors.

The banking business in our target banking market and the surrounding areas has become increasingly competitive over the past several years, and we expect the level of competition to continue to increase. If this competition forces us to offer aggressive loan and deposit rates or otherwise incur higher funding costs, our profitability will be diminished.

Many of our competitors are larger than we are and have greater financial and personnel resources. Many of our competitors have established customer bases and offer services, such as extensive and established branch networks and trust services, that we do not currently provide. Also, some competitors are not subject to the same degree of regulation as the Bank is and thus may have a competitive advantage over the Bank.

We believe that the Bank will be a successful competitor in the area’s financial services market. However, we cannot assure you that the Bank will be able to compete successfully with other financial institutions serving our target banking market. An inability to compete effectively could be expected to have a material adverse effect on the Bank’s growth and profitability.

We compete in an industry that continually experiences technological change, and we may not be able to compete effectively with other banking institution, with greater resources.

In order to compete effectively with competitors that have significantly more resources, we will need to maintain an infrastructure capable of implementing our business objectives as a community bank to provide a superior level and quality of services. Our infrastructure needs to be flexible and adapt to technological changes; however, we do not have the same level of resources as some of our competitors. We have a limited number of software and hardware suppliers. Furthermore, because we have been in operation for a short time, we have very little experience with local software and hardware suppliers or other vendors that might provide us with technology infrastructure support. In addition, we will need to update our infrastructure continually and hire additional personnel to accommodate increases in the number of customers. Any inability to develop and maintain the appropriate infrastructure may cause unanticipated service disruptions, slower response times, reduced levels of customer service, impaired quality, or delays in reporting accurate financial information. We cannot assure you that we will be able to project accurately the rate or timing of increases, if any, in the subscriptions to services or upgrade and expand our systems in a timely manner or to integrate any newly developed systems smoothly. Our inability to do so could have a material adverse effect on our ability to compete effectively in our market and also on our business, financial condition, and results of operations.

Our legal lending limits may impair our ability to attract borrowers.

The Bank’s current legally mandated lending limits are lower than those of many of our competitors because we have less capital than many of our competitors. Our lower lending limits may discourage potential borrowers who have lending needs that exceed our limits, which may restrict our ability to establish relationships with larger businesses in our area.

An economic downturn, especially one affecting our primary service area, may have an adverse effect on our financial performance.

Our success depends on the general economic condition of the region in which we operate, which we cannot forecast with certainty. Unlike many of our larger competitors, the majority of our borrowers and depositors are individuals and businesses located or doing business in our local banking market. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of our larger, more geographically diverse competitors. Factors that adversely affect the economy in our local banking market could reduce our deposit base and the demand for our products and services, which may decrease our earnings. For example, an adverse change in the local economy could make it more difficult for borrowers to repay their loans, which could lead to loan losses for the Bank.

Monetary policy and other economic factors could adversely affect the Bank’s profitability.

Changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations, as well as such other factors as national, state and local economic growth rates, employment rates and population trends, will affect the demand for loans and the ability of the Bank and other banks to attract deposits. The foregoing monetary and economic factors, and the need to pay rates sufficient to attract deposits, may adversely affect the ability of the Bank to maintain an interest margin sufficient to result in operating profits.

We could be negatively affected by changes in interest rates.

The Bank’s profitability (and, therefore, our profitability) depends, among other things, on its net interest income, which is the difference between the income that the Bank earns on its interest-earning assets, such as loans, and the expenses that the Bank incurs in connection with its interest-bearing liabilities, such as checking or savings deposits or certificates of deposit. Changes in the general level of interest rates and other economic factors can affect the Bank’s net interest income by affecting the spread between interest-earning assets and interest-bearing liabilities.

Changes in the general level of interest rates also affect, among other things, the Bank’s ability to originate loans, the value of interest-earning assets and the Bank’s ability to realize gains from the sale of such assets, the average life of interest-earning assets and the Bank’s ability to obtain deposits in competition with other available investment alternatives. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond the Bank’s control. Because fluctuations in interest rates are not predictable or controllable, we cannot assure you that the Bank will maintain a positive net interest income.

Our ability to pay dividends is limited.

We currently have no material source of income other than dividends that we receive from the Bank. Therefore, our ability to pay dividends to our shareholders depends on the Bank’s ability to pay dividends to us. The board of directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods. Accordingly, we do not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends.

We are subject to extensive regulatory oversight, which could restrain our growth and profitability.

Banking organizations such as the Company and the Bank are subject to extensive federal and state regulation and supervision. Laws and regulations affecting financial institutions are undergoing continuous change, and we cannot predict the ultimate effect of these changes. We cannot assure you that any change in the regulatory structure or the applicable statutes and regulations will not materially and adversely affect the business, condition or operations of the Company or the Bank or benefit competing entities that are not subject to the same regulations and supervision.

We may not be able to raise additional capital on terms favorable to us.

In the future, should we need additional capital to support our business, expand our operations or maintain our minimum capital requirements, we may not be able to raise additional funds through the issuance of additional shares of common stock or other securities. Even if we are able to obtain capital through the issuance of additional shares of common stock or other securities, the sale of these additional shares could significantly dilute your ownership interest.

Our directors and executive officers could have the ability to influence shareholder actions in a manner that may be adverse to your personal investment objectives.

As of December 31, 2004, our directors and executive officers owned 253,500 shares of our common stock, which represents approximately 15.09% of our issued and outstanding common stock. Additionally, we have issued warrants to our directors and will issue stock options to our executive officers pursuant to certain employment agreements. If our directors exercised all of their warrants, they would own shares upon exercise representing as much as 21.94% of our then outstanding common stock. Moreover, although the employee stock options will not be immediately exercisable, upon exercise of the employee stock options to be issued to our executive officers, together with the exercise of warrants held by our directors, our directors and executive officers would own shares representing as much as 27.86% of our outstanding common stock.

Due to their significant ownership interests, our directors and executive officers are able to exercise significant control over the management and affairs of the Company and the Bank. For example, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be approved by the shareholders.

Item 2.	Description of Property.

Our main office is located at 16000 Dallas Parkway, Dallas, Texas 75248. We occupy 4,357 rentable square feet of the main lobby-accessed ground floor of a multi-story office building at that address. The lease for our main office began on January 1, 2004 and is for a term of 125 months. The lease rate is scheduled to increase on month 66. The lease also calls for the Bank to pay for a pro rata share of operating, tax and electric costs above a certain base amount. We also operate a branch office located at 8100 North Dallas Parkway, Plano, Texas, which is approximately 10 miles north of the main office. The branch office occupies 1,750 square feet in a single story, commercial building in a developed commercial center. The lease for our branch office began on December 1, 2003 and is for a term of 120 months. The lease rate is scheduled to increase on month 60. The lease also calls for the Bank to pay for a pro rata share of operating and tax costs above a certain base amount. Management believes that these facilities are adequate to meet our current needs.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of our properties are subject; nor are there material proceedings known to the Company, in which any director, officer or affiliate or any principal shareholder is a party or has an interest adverse to the Company or the Bank.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5.	Market for Common Equity and Related Shareholder Matters.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “FMPX.OB.” However, as of December 31, 2004, no trades in our common stock had taken place and no bid or ask quotations had been entered. On March 30, 2004, we had 621 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our capital stock. We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon regulatory requirements, and our results of operations, financial condition, and capital requirements, among other factors. We expect initially to have no material source of income other than dividends that we receive from the Bank. Therefore, our ability to pay dividends to our shareholders will depend on the Bank’s ability to pay dividends to us. The Board of Directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods. Accordingly, we do not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends. For additional discussion of legal and regulatory restrictions on the payment of dividends, see “Part I - Item 1. Description of Business - Supervision and Regulation.”

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any equity compensation plans. However, the Company is in the process of preparing a stock incentive plan and will seek shareholder approval of such plan at the Company’s first annual meeting of shareholders. Pursuant to employment agreements with Patrick Adams, Steve Jones, and J. Christopher Newtown, the Company is to grant in the aggregate 140,000 incentive stock options to those individuals. The foregoing stock options, which will be issued following the adoption of the Company’s stock incentive plan, will all have an exercise price of $10.00 per shares and will vest ratably over a five year period. For additional information regarding the employment agreements pursuant to which these options are to be granted, see “Part III - Item 10 - Executive Compensation - Employment Agreements.”

Recent Sales of Unregistered Securities

We completed our initial public offering of securities on October 29, 2004. All sales of securities by the Company have been registered under the Securities Act.

Use of Proceeds from Sales of Registered Securities

On April 30, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 (File No. 333-111153) related to our initial public offering our common stock, $0.01 par value. In addition, on December 1, 2004, we filed a Form SB-2MEF under Rule 462 registering additional shares of common stock and warrants to purchase our common stock under our public offering. We registered a total of 2,116,000 shares of our common stock, of which 436,000 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 336,000 shares of common stock at an exercise price of $12.50 per share issued to the initial shareholders of the Company in connection with the offering, and warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $10.00 per share issued to the organizers of the Company). On October 29, 2004, we completed our initial public offering having sold 1,680,000 shares at $10.00 per share, for an aggregate of $16.8 million.

The Company incurred $403,000 in offering expenses, none of which was paid to directors, officers, ten percent or greater shareholders, any of their associates, or affiliates of the Company. None of those expenses were paid to underwriters or for underwriting discounts and commissions or finders’ fees. The net offering proceeds to the Company after deducting the foregoing expenses were approximately $16.4 million.

The following is a reasonable estimate of the application of net offering proceeds through December 21, 2004:

Gross proceeds from sale of shares	$16,800,000
Offering expenses	$403,000
Organizational expenses	1,568,000
Contribution to the capital of the Bank	$14,000,000
Premises and equipment	457,000
Accounts receivable from Bank	276,000
Remaining net proceeds	$96,000

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Item 1—Business—Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our audited consolidated financial statements and the notes to our audited consolidated financial statements included elsewhere in this report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Item 1—Business—Risk Factors” and included in other portions of this report.

General

We are a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through our wholly owned banking subsidiary, T Bank. Our principal markets include North Dallas, Addison, Plano, Frisco and the neighboring Texas communities. As of December 31, 2004, we had, on a consolidated basis, total assets of $20.7 million, net loans of $6.6 million, total deposits of $6.2 million, and stockholders’ equity of $14.4 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank. In 2004, we completed an initial public offering of our common stock. The stock sale resulted in the issuance of 1,680,000 shares at a price of $10.00 per share. The offering resulted in capital of $16,800,000, net of offering expenses of $403,000. The Bank opened for business on November 2, 2004.

The following discussion focuses on our financial condition and results of operations during the year ended December 31, 2004. Since the Bank did not open until November 2, 2004, comparison of 2004 to prior periods would not be meaningful.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that effect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The following is a description of our significant accounting policies used in the preparation of the accompanying consolidated financial statements.

Cash Equivalents and Statement of Cash Flows

Due from banks, cash on hand, federal funds sold and all other highly liquid investments purchased with an original maturity of three months or less are considered to be cash and cash equivalents. Generally, federal funds are purchased and sold for one day periods. From time to time, deposits with correspondent banks will exceed amounts insured by the FDIC. Management does not anticipate any losses and evaluates the correspondent bank's financial status on a regular basis.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the principal amount outstanding, net of unearned interest, deferred loan fees and the allowance for credit losses. Interest earned, both fixed and variable rates, is credited to operations based on the principal balances outstanding. Unearned interest and deferred loan fees are capitalized and recognized as income over the terms of the loan using the effective interest method.

The Company grants commercial, real estate and consumer loans to customers. Although the Company anticipates having a diversified loan portfolio, a substantial portion of its debtors' ability to honor their loan contracts is dependent upon the local economy. The Company's loan policy for requiring collateral is based upon a number of factors including amount and purpose of loan, length of term, past credit history, financial strength and liquidity of the borrower.

Loan origination and commitment fees, as well as certain direct loan origination and commitment costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.

Impaired loans are accounted for at the net present value of expected future cash flows, discounted at the loan’s effective interest rate, the observable market price of the loan or at the fair value of the collateral if the loan is collateral dependent.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Until management has adequate historical data upon which to base the estimate of the allowance for credit losses, a balance of approximately one and one half percent of the outstanding principal is used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Credits deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.

Income Taxes

Deferred taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Stock Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the market price of the Company’s stock at the date of the grant above the amount an employee must pay to acquire the stock. No compensation expense is recognized when the exercise price is equal to the market value of the stock on the day of grant. The Financial Accounting Standards Board (“FASB”) published SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. Companies that do not adopt the fair value rules will continue to apply the existing rules, but are required to disclose pro forma net income or loss under the new method.

New Accounting Pronouncements

FASB Statement 123R - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123, Share-Based Payments which is a revision of FASB No. 123, Accounting for Stock-Based Compensation, Statement 123 (R) supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement become effective for our third quarter of 2005. Management has not yet determined the impact that this statement will have on our consolidated financial statements.

Results of Operations

General

The following discussion analyzes the results of the Company for the year ended December 31, 2004.

Net Income—General

The net loss for the year ended December 31, 2004 was $1.3 million. The expenses of the start-up of the Bank’s operations totaled $948,000 while losses from the two months of operation of the Bank totaled $374,000. In addition, $403,000 of offering costs were deducted from the proceeds of the stock offering.

The profitability of the Company’s consolidated operations depends primarily on net interest income, which is defined as the difference between total interest earned on interest earning assets (investments and loans) and total interest paid on interest bearing liabilities (deposits, borrowed funds). The Company’s net income is affected by its provision for loan losses, as well as other income and other expenses. The provision for loan losses reflects the amount considered to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of service charges on deposits, gain on sale of loans, and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, professional fees, and other operating expenses.

Net interest income is affected by changes in the volume and mix of interest earning assets, the level of interest rates earned on those assets, the volume and mix of interest bearing liabilities, and the level of interest rates paid on those interest bearing liabilities. The provision for loan losses is dependent upon changes in the loan portfolio and management’s assessment of the collectibility of the loan portfolio, as well as economic and market conditions. Other income and other expenses are impacted by growth of operations and growth in the number of accounts through both acquisitions and core banking business growth. Growth in operations affects other expenses as a result of additional employees, branch facilities, and promotional marketing expense. Growth in the number of accounts affects other income including service fees, as well as other expenses such as computer services, supplies, postage, telecommunications, and other miscellaneous expenses.

Net Interest Income

For the fiscal year ended December 31, 2004, the Company’s net interest income was $87,000. The following table presents, for the year ended December 31, 2004, the total dollar amount of interest income from average interest earning assets, and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. The averages are computed using the daily averages for each item noted based upon the period between November 2, 2004 (the date the Bank began operation) and December 31, 2004. Yields are reflected on an annualized basis.

	Year Ended December 31,
	2004
	Average Balance	Interest	Average Rate/Yield
ASSETS:
Interest earnings assets:
Net loans	$4,903,000	$56,000	6.83%
Securities of U.S. government agencies	577,000	5,000	5.19%
Securities purchased under agreements to resell and federal funds sold	9,074,000	31,000	2.04%
Interest-earning deposits	--
Total interest-earnings assets	14,554,000	92,000	3.85%
Total noninterest earnings assets	1,365,000	--	0%
TOTAL ASSETS	$15,919,000	$92,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$701,000	$1,966	1.71%
NOW deposits	440,000	370	0.50%
Savings deposits	131,000	289	1.34%
Time certificates of deposit in denominations of $100,000 or more	405,000	1,675	2.52%
Other time deposits	165,000	735	2.71%
Other borrowings	--	--	--
Total interest-bearing liabilities	1,842,000	5,035	1.66%
Noninterest-bearing liabilities
Noninterest-bearing deposits	644,000
Other liabilities	--
Total noninterest-bearing liabilities	644,000
STOCKHOLDERS’ EQUITY	13,433,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,919,000
Net interest income		$87,000
Net interest spread			2.12%
Net interest margin			3.58%

Changes in volume and changes in interest rates affected the Company’s interest income and interest expense. The effect of these changes is typically displayed in a volume, mix and rate analysis table which compares the changes in income and expense over periods. Since the Company has a limited operating history, data to analyze these changes is not currently available.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

The provision for loan losses for the year ended December 31, 2004 was $100,000.

Other Income

For the fiscal year ended December 31, 2004, other income was $1,000, attributable solely to service charges on depository accounts.

Other Expenses

For the fiscal year ended December 31, 2004, the Company’s expenses totaled $948,000, which consisted of professional fees for attorneys and accountants of $157,000, consulting fees for proposed management of $293,000 and pre-opening operational expenses of $498,000. Offering expenses totaled $403,000. Pre-opening operational expense included compensation expense for the bank staff, occupancy expenses for temporary offices and the two bank facilities as well as other operational expenses related to the opening of the Bank. The offering expenses included the costs of a consultant, including temporary staff, who assisted in the fund raising efforts, printed materials and the costs of the fundraising events.

For the period from November 2, 2004 (the date the Bank opened) until December 31, 2004 the other expense for the Bank totaled $362,000, which included salaries and employee benefits of $239,000, occupancy costs of $60,000 and other operating expenses of $63,000.

Income Taxes

No federal tax expense has been recorded for the fiscal year ended December 31, 2004 based upon net operating losses. Based upon the Company’s limited operating history, the federal tax benefit or these losses has been full reserved against. Cumulative net operating loss available to carry forward for tax purposes amounted to approximately $191,000 as of December 31, 2004. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes.

Asset and Liability Management and Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the Bank’s Board of Directors and carried out by the Bank’s Investment/Asset-liability Committee. The Investment/Asset-liability Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, investment security purchase and sale strategies, as well as derivative financial instruments.

Because of the short time the Bank has been open, the level of activity of loans and deposits and limitations of the modeling software we did not prepare an interest rate risk simulation model as of December 31, 2004. We will begin computer simulation of interest rate risk in 2005 on a regular basis, and provide this date in future reports.

Liquidity

Our stock offering closed October 29, 2004 with 1,680,000 shares sold representing $16.8 million in gross total capital raised. Of this sum $403,000 was offering costs and $14 million was injected into the Bank. Pre-opening costs totaled $1.6 million and consisted of professional fees of $282,000, consulting fees of $763,000 and operational expenses of $523,000. In addition the Company funded certain expenses and the purchase of certain capital assets totaling $733,000 that will be reimbursed and purchased by the Bank in early 2005. At December 31, 2004 the Company (excluding the Bank) had approximately $96,000 in remaining cash proceeds. When the Bank purchases the capital assets and reimburses the Bank for payroll expenses paid, the Company will have approximately $829,000 of liquidity. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval which will not be granted until the accumulated deficit has been eliminated.

The Bank’s liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who will review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds will be retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program. We anticipate eliminating the need for borrowed funds upon infusion of additional cash and cash equivalents.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is our intention to maintain a conservative loan to deposit ratio in the range of 70% over time. Given this goal, we will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will we seek to attract transient volatile, non-local deposits with above market interest rates. As of December 31, 2004, the loan to deposit ratio was 105%.

The Bank had cash and cash equivalents of $12.4 million, or 61.9% of total Bank assets, at December 31, 2004. The Company had available $13.3 million of rate-sensitive assets which mature within one year or less as of December 31, 2004. We believe that, with the capital injection from the proceeds of the offering, the Bank should have more than adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At December 31, 2004, the Bank was considered “well capitalized” by regulatory standards.

Financial Condition

Loan Portfolio

Total net loans were $6,659,000 at December 31, 2004. The following tables set forth the composition of our loan portfolio:

Year Ended December 31,
2004
Real estate - mortgage	$1,732,000
Lease financing	--
Other commercial and industrial	3,415,000
Consumer	176,000
Real estate-construction	1,336,000
Other loans	--
Total loans, net of unearned income	$6,659,000

Real estate - mortgage	26.01%
Lease financing	0%
Other commercial and industrial	51.27%
Consumer	2.64%
Real estate-construction	20.08%
Total loans, net of unearned income	100%

Commercial Loans - Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our client’s businesses. At December 31, 2004, funded loans totaled $3.4 million, approximately 51.3% of our total funded loans.

Consumer Loans - Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At December 31, 2004, funded consumer loans totaled $176,000, approximately 2.6% of our total funded loans.

Real Estate Loans - Our real estate loan portfolio is comprised of construction loans and short term mortgage loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. We typically make construction loans to builders that have an established record of successful project completion and loan repayment. Short term mortgage loans typically are secured by commercial properties occupied by the borrower, have terms of three to seven years with both fixed and floating rates. At December 31, 2004, funded real estate loans totaled $3.1 million, approximately 46.1% of our total funded loans.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2004, our commercial loan portfolio included $1.7 million of loans, approximately 25.4% of our total funded loans, to fund the purchase of dental practices. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated and the Bank continues to grow, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

As of December 31, 2004, 31% of the loan portfolio consisting of commercial, consumer and real estate loans, or $2.1 million, matures or reprices within one year or less. $1.5 million of these loans, or 71%, are variable rate loans. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding at December 30, 2004, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2004
	One Year or Less		Over 1 Year Through 5 Years		Over 5 Years
	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Real estate — construction	$27,000	$1,000,000	$--	$310,000	$--	$--	$1,336,000
Real estate — mortgage	63,000	--	1,668,000	--	--	--	1,732,000

Other commercial and industrial	406,000	476,000	1,787,000	--	746,000	--	3,415,000
Consumers	98,000	--	78,000	--	--	--	176,000
Lease financing	--	--	--	--	--	--	--
Other loans	--	--	--	--	--	--	--
Total	$594,000	$1,476,000	$3,533,000	$310,000	$746,000	$--	$6,659,000

Investment Securities

The primary purposes of the investment portfolio are to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against public deposits, and to control interest rate risk. In managing the portfolio, the Bank seeks to attain the objectives of safety of principal, liquidity, diversification, and maximized return on investment.

At December 31, 2004, the Bank’s securities consisted solely of Federal Reserve Bank Stock, having an amortized cost of $420,000 and an estimated fair value of $420,000. The weighted average yield for the stock is 6%.

Nonperforming Assets

Nonperforming loans consist of nonaccrual, past due and restructured loans. A past due loan is an accruing loan that is contractually past due 90 days or more as to principal or interest payments. Loans for which management does not expect to collect interest in the normal course of business are placed on nonaccrual or are restructured. When a loan is placed on nonaccrual, any interest previously accrued but not yet collected is reversed against current income unless, in the opinion of management, the outstanding interest remains collectible. Thereafter, interest is included in income only to the extent of cash received. A loan is restored to accrual status when all interest and principal payments are current and the borrower has demonstrated to management the ability to make payments of principal and interest as scheduled.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms.

At December 31, 2004, we had no nonaccrual loans. Additionally, no loans were contractually past due 90 days which continue to accrue interest. We had no significant investment in repossessed real estate or other assets at December 31, 2004.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had no loans classified in these categories at December 31, 2004.

Allowance for Loan Losses

Implicit in our lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with our loan portfolio, additions are made to our allowance for loan losses in the form of direct charges against income and allowance is available to absorb possible loan losses. The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss, changes in the size and composition of the loan portfolio, and general economic conditions.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.5% of the outstanding principal will be used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Thus, our allowance was $100,000 of outstanding principal as of December 31, 2004.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the board of directors. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the year ended December 31, 2004, we did not incur any charge-offs.

The following table sets forth the specific allocation of the allowance for year ended December 31, 2004 and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	As of December 31, 2004

	Amt.	Loan Category to Gross Loans
Allocated:
Real estate — construction	$20,080	20.08%
Real estate — secured	26,000	26.00
Commercial and industrial	51,280	51.28
Consumers	2,640	2.64
Leases	--	--
Other loans	--	--

Total allowance for loan and lease losses	$100,000	100.00%
Sources of Funds

General

Deposits, short-term and long-term borrowings, loan and investment security repayments and prepayments, proceeds from the sale of securities, and cash flows generated from operations are the primary sources of our funds for lending, investing, and other general purposes. Loan repayments are a relatively predictable source of funds except during periods of significant interest rate declines, while deposit flows tend to fluctuate with prevailing interests rates, money markets conditions, general economic conditions, and competition.

Deposits

The Bank offers a variety of deposit accounts with a range of interest rates and terms. Core deposits consist of checking accounts (non-interest bearing), “NOW” accounts, savings accounts, and non-public certificates of deposit. These deposits, along with public fund deposits and short-term borrowings, are used to support the Bank’s asset base. Deposits are obtained predominantly from the geographic trade areas surrounding the Bank’s office locations. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.

The following table sets forth our average deposit account balances and average cost of funds for each category of deposits:

	Year Ended December 31,
	2004
	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$644,000	29.91%	--%
Money market deposits	701,000	28.20	1.68
NOW deposits	441,000	17.74	0.50
Savings deposits	131,000	5.27	1.32
Time certificates of deposit in denominations of $100,000 or more	404,000	16.25	--
Brokered certificates of deposits in denominations of $100,000 or more	--	--	--
Other time deposits	165,000	--	2.67
Total deposits	$2,486,000	100.00%	1.21%

The following table sets forth the maturities of time deposits of $100,000 or more as of December 31, 2004:

December 31, 2004
Three months or less	$250,000
Over three months through six months	950,000
Over six months through 12 months	--
Over 12 months	--
Total	$1,200,000
Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the year ended December 31, 2004:

At December 31, 2004
Return of assets	-8.34%
Return on equity	-11.93%
Dividend payout ratio	0%
Equity to assets ratio	70%

Borrowings

The Company has access to a variety of borrowing sources and uses short-term borrowings to support its asset base. Short-term borrowings include federal funds purchased and advances from Federal Home Loan Bank with remaining maturities less than one year. In addition, the Company’s organizers advanced funds for organizational and other pre-opening expenses. The advances were non-interest bearing and had no stated maturity. The Company repaid the advances with shares of its common stock.

At December 31, 2004, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $2,124,000 and no standby letters of credit. Management believes the Bank has sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $1,478,000 at December 31, 2004.

The following table summarizes the Bank’s significant contractual obligations and other potential funding needs at December 31, 2004.

	As of December 31, 2004
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
Time deposits	$1,478,000	$6,000	$--	$--
Capital leases	--	--	--	--
Operating leases	164,124	328,248	335,081	631,877
Total	$1,642,124	$334,248	$335,081	$631,877

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements.

Capital Resources

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

As of December 31, 2004, the most recent notification from the federal banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that the Bank’s management believes have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of December 31, 2004. The required and actual amounts and ratios for the Bank as of December 31, 2004, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2004
Total Capital (to risk-weighted assets)	$13,725	150.77%	$1,098	>8%	$910	>10%
Tier 1 capital (to risk-weighted assets)	$13,625	149.68%	$364	>4%	$546	>6%
Tier 1 capital (to average assets)	$13,625	82.94%	$657	>4%	$821	>5%

Item 7.	Financial Statements.

The consolidated financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Report.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 20, 2004, the Board of Directors of the Company, acting upon the recommendation of its Audit Committee, dismissed McGladrey & Pullen LLP (“McGladrey”) as the Company’s registered public accountants, effective immediately on that date. The audit reports of McGladrey on the financial statements of the Company for the period from inception (February 20, 2003) through December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the period from inception through the date of McGladrey’s dismissal: (a) there were no disagreements with McGladrey on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to McGladrey’s satisfaction, would have caused McGladrey to make reference to the subject matter of such disagreement in connection with McGladrey’s report on the Company’s financial statements for such period; and (b) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Also on October 20, 2004, the Board of Directors of the Company, acting upon the recommendation of its Audit Committee, engaged Weaver and Tidwell, LLP (“Weaver”) to serve as the Company’s independent public accountants for the fiscal year ending December 31, 2004, effective immediately on that date. During the period from inception through October 20, 2004, the Company did not consult Weaver with respect to application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 8A.	Controls and Procedures.

As of the end of the quarter ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter ended December 31, 2004, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Set forth below are the names, ages and positions of the directors and executive officers of the Bank.

Name	Age	Position(s) Held with First Metroplex Capital	Position(s) Held with T Bank
Patrick Adams	52	Director, President, CEO	Director, President, CEO, CFO
Stan Allred	50	Director	Director
Dan Basso	59	Director, Chairman	Director, Chairman
Frankie Basso	34	Director	Director
Darrell Cain	48	Director	Director
David Carstens	40	Director	Director
Ron Denheyer	37	Director	Director
Mark Foglietta	46	Director	Director
Frank Hundley	72	Director, Chairman	Director, Chairman
Hunter Hunt	36	Director	Director
Steve Jones	46	Director, EVP	Director, EVP, Chief Lending Officer
Eric Langford	45	Director	Director
Steve Lugar	49	Director	Director
Charles Mapes	62	Director	Director
Tom McDougal	65	Director	Director
Dan Meyer	35	Director	Director
Cyvia Noble	65	Director	Director
Tony Pusateri	59	Director	Director
Jim Rose	61	Director	Director
Gordon Youngblood	45	Director	Director
Sue Higgs	64	Secretary	Secretary, SVP, Cashier

Key Employees

In addition to the executive officers listed above, we consider J. Christopher Newtown (age 52), a Senior Vice President of the Bank, to be a “key employee” under Item 401(b) of Regulation S-B.

Background Information Regarding Directors, Executive Officers and Key Employees

Patrick G. Adams. Mr. Adams is a life-long Texas native and has lived in the Dallas area for the past nineteen years, during which time he has been associated with several community banks in the Dallas market, most recently as president and a director of Eagle National Bank. Mr. Adams is a graduate of Abilene Christian College where he earned a Bachelor of Business Administration degree in accounting. He holds a designation as a certified public accountant and, prior to commencing his banking career, spent five years with an accounting firm in Abilene, Texas. As an accountant, he worked directly with a client base consisting of financial institutions, hospitals, universities, oil and gas firms and high net worth individuals. After a rewarding career in the field of accounting, Mr. Adams began his distinguished banking career in 1983 when he joined InterFirst Bank, N.A. in Abilene, Texas, where he worked before moving to the Dallas area. While at InterFirst, he held several executive positions including those of senior vice president and controller. As a director, president and chief executive officer of the Bank, Mr. Adams brings an intimate knowledge of the Dallas/Plano banking market and a well-balanced community banking background.

Stanley Allred.  Mr. Allred is a senior vice president in the Private Client Group of Southwest Securities, Inc. where he has been employed for twenty-four years. He has a large client base and personally manages a portfolio of approximately $200 million, consisting of debt and equity investments. Mr. Allred holds several registration licenses with the National Association of Securities Dealers.

Dan Basso. Mr. Basso is president and chief executive officer of Systemware, Inc. and Systemware Professional Services, Inc., companies he co-founded in 1981. Systemware provides report distribution, document management and enterprise content management software and consulting services to a worldwide client base. He is also a partner is several real estate ventures. Before his involvement with Systemware, he held several technology and administrative positions with Frito-Lay, LTV Corporation and the Federal Reserve Bank of Dallas. Mr. Basso holds a Bachelor of Science degree in Aeronautical and Astronautical Engineering from the University of Illinois.

Frankie Basso. Mr. Basso is the vice president of marketing at Systemware, Inc., where he has been employed since 1994. As vice president of marketing, he is responsible for the marketing and branding of Systemware’s software products. Mr. Basso is a life-long native of the Dallas area. He was born in Arlington, Texas, graduated from J. J. Pearce High School and earned a Bachelor of Arts degree in communications from Southern Methodist University.

Darrell Cain. Mr. Cain is President of Cain, Watters and Associates, an accounting and financial counseling firm working exclusively with members of the dental profession. He is also the president of Internet Dental Community, Inc. Mr. Cain is a graduate of Baylor University where received both a Bachelor of Business Administration degree and a Master of Public Accounting degree. He holds certified public accountant, certified valuation analyst and registered investment advisor designations.

David Carstens. Mr. Carstens is the senior partner in the law firm of Carstens and Cahoon. Before establishing his own practice, he was associated with several area law firms. Mr. Carstens holds bachelor of science degrees from Texas A&M University and the University of Texas and earned a Juris Doctor from the Southern Methodist School of Law. Mr. Carstens has lived in the Dallas area for more than thirty years.

Ron Denheyer. Mr. Denheyer is a vice president and chief financial officer of Systemware, Inc. Prior to joining Systemware, Inc., he served as division controller of Argonaut Insurance Company. Mr. Denheyer is also an active member of Financial Executives International, a premier professional organizational for chief financial officers, controllers and cashiers. He is a graduate from James Martin High School in Arlington, Texas and holds a Bachelor of Arts degree from Texas Christian University and an Master of Business Administration from the University of Dallas.

Mark Foglietta. Mr. Foglietta is a partner with the public accounting firm of Saville, Dodgen and Co., where he is in charge of the firm’s assurance and consulting activities. Before joining Saville, Dodgen and Co., he was employed with Deloitte & Touche in the audit division and in the consulting division of Arthur Anderson. Mr. Foglietta is a graduate of Baylor University where he earned a Bachelor of Arts degree and a Master of Business Administration degree. He holds designations as a certified public accountant and a certified valuation analyst.

Hunter Hunt. Mr. Hunt is president of Hunt Power, L.P. and Sharyland Utilities, L.P. He also holds the position of senior vice president of Hunt Consolidated Inc. and Hunt Oil Company. Mr. Hunt is a life-long Dallas native. He was born in Dallas, and attended Richardson High School in Richardson, Texas and earned a Bachelor of Arts degree at Southern Methodist University.

Eric Langford. Mr. Langford is Senior Vice President of Opus West a private real estate development and management company. Prior to joining Opus he managed Langford Property Company, a Dallas-based real estate investment and development firm. He has previously served as senior vice president for Koll Development Company, a leading national commercial real estate firm. Mr. Langford was born in Dallas, Texas and attended J.J. Pearce High School. He holds a Master of Arts degree from Texas A&M University.

Steven M Lugar. Mr. Lugar has associated with the financial services industry for more than twenty years. Currently, he serves as the chief operating officer, an investment advisor and a portfolio manager for BHCO Capital Management Inc., a registered investment advisory firm. He is a certified financial planner and is licensed as an investment advisory representative by the Securities and Exchange Commission and the Texas Securities Board. He also holds a National Association of Securities Dealers series 65 registration. Mr. Lugar is a graduate of Abilene Christian University where he earned a Bachelor of Business Administration degree. He has lived and worked in the Dallas area for more than twenty years.

Charles M. Mapes. Mr. Mapes is chairman and executive vice president of Insurance One Agency. Prior to forming Insurance One Agency in 1992, he served as chairperson and president of Chuck Mapes Insurance Agency for 15 years. Mr. Mapes has been associated with the insurance industry for more than 25 years. He is a graduate of the University of Richmond where he earned a Bachelor of Business Administration degree.

Thomas McDougal, DDS. Mr. McDougal is a practicing dentist, having been in private practice since 1970. He received a Bachelor of Science degree from Oklahoma State University and his Doctor of Dental Surgery degree from Baylor University. He has been in and has operated from his present office in Richardson, Texas since 1988. He also serves on the board of directors of several national dentistry associations.

Daniel Meyer. Mr. Meyer currently holds the position of talent officer with Sevin Rosen Funds, a Dallas-based venture capital firm. His professional experience includes involvement in the fitness industry, executive recruiting and his present role, that of identifying venture capital opportunities for his present employer. He is a graduate of Illinois State University where he earned a Bachelor of Arts degree in finance and business administration.

Anthony Pusateri. Mr. Pusateri is a senior vice president of Equity Residential Property Management. He has been a real estate management professional for more than thirty years. During his career, he has been involved in all phases of developing, building and managing residential and commercial properties. He holds several professional, commercial real estate management designations and is active at both the state and national level with industry-wide organizations. Mr. Pusateri is a graduate of St. Ambrose University, where he earned a Bachelor of Arts degree.

Gordon R. Youngblood. Mr. Youngblood is a partner with Helmsman Financial Partners, LLP. He has been active in the insurance industry for more than twenty years and specializes in group insurance and benefits coverage for all size businesses. Mr. Youngblood was born in Dallas, Texas and graduated from Berkner High School in Richardson, Texas. At Southern Methodist University, he was active in the football program.

J. Christopher Newtown. Mr. Newtown is a senior lender with the Bank. He has been active in banking for more than thirty years with the past twenty years in our local market. Mr. Newtown is a graduate of Siena College, Loudonville, NY where he earned a Bachelor of Arts degree.

Sue Higgs. Ms. Higgs is secretary of the Company and a Senior Vice President and Cashier of the Bank.. Shee has been active in banking for more than thirty years and has been part of four de novo banks.

Audit Committee

We have a separately-designated standing Audit Committee. Its members are Stan Allred, Dan Basso. Ron Denheyer, Mark Foglietta, Eric Langford, Charles Mapes, Tom McDougal and Jim Rose. Mr. Foglietta serves as chairman. In addition, our Board of Directors has determined that Mr. Foglietta qualifies as an “audit committee financial expert” as that term is defined in Item 401(e)(2) of Regulation S-B, and is “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. For additional information regarding Mr. Foglietta’s qualifications as a financial expert, see “Background Information Regarding Directors, Executive Officers and Key Employees” above.

Director Nominee Procedures for Security Holders

Under our bylaws, shareholders entitled to vote for the election of directors may nominate persons for election to our Board of Directors upon delivery of timely written notice to our corporate secretary. To be considered timely, the notice must be delivered or mailed and received at our principal offices not less than 60 days nor more than 270 days prior to the meeting; provided, however, that in the event less than 30 days’ notice or prior disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be received no later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such disclosure was made.

To be in proper written form, the shareholder’s notice to the Secretary must set forth in writing (a) the name and address of the shareholder who intends to make the nomination and of the person or persons intended to be nominated; (b) the class and number of shares of stock of the corporation which are beneficially owned by such shareholder intending to make the nomination; (c) a representation that the shareholder is a holder of record of shares of the corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (d) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (e) such other information regarding each nominee proposed by such shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated by the Board of Directors; and (f) the consent of each nominee to serve as director of the corporation if so elected.

Compliance with Section 16(a) of the Exchange Act

Our directors, officers, and 10% or more shareholders are not presently subject to Section 16(a) of the Exchange Act because we do not have a class of securities registered under Section 12 of that Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which, together with the policies referred to therein, is applicable to all our directors, officers and employees. The Code of Business Conduct and Ethics covers all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. We encourage all employees, officers and directors to promptly report any violations of any of our policies. Copies of our Code of Business Conduct and Ethics may be obtained by any person, without charge, upon written request to First Metroplex Capital, Inc., Attn: Corporate Secretary, 1600 Dallas Parkway, Suite 125, Dallas, Texas 75248.

Item 10.	Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information concerning the cash and non-cash compensation awarded to, earned by, or paid to our chief executive officer and any other executive officer, officer, or key employee whose salary and bonus for the fiscal year ended December 31, 2004 exceeded $100,000. No executive officers who would have otherwise been included in such table on the basis of salary and bonus earned for the 2004 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-term Compensation
Name and Principal Position	Year	Salary(1)	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Patrick Adams	2004 2003 2002	$106,667 85,000 --	$15,000 -- --	$1,600 -- --	-- -- --	-- -- --
Steve Jones	2004 2003 2002	$104,584 -- --	$10,000 -- --	$1,600 -- --	-- -- --	-- -- --
J. Christopher Newtown	2004 2003 2002	$105,000 38,250 --	$18,125 -- --	$1,600 -- --	-- -- --	-- -- --
(1) Includes payments under consulting and employment agreements.

Option Grants

The Company has not issued any stock options or stock appreciation rights, and does not currently have a stock option plan. The Company is in the process of preparing a stock option plan, and intends to seek shareholder approval for the plan at the Company’s first annual meeting of shareholders.

Director Compensation

The Company made no payments to Directors for any service provided as a director during the fiscal year ended December 31, 2004. We intend to begin compensating our directors for their service once the Company becomes profitable.

Consulting Agreements

On February 28, 2003, we entered into a consulting agreement with Mr. Adams, providing for the payment of $8,500 per month in connection with his activities in organizing the Company and the Bank from the date of the agreement until June 30, 2004, later extended to November 30, 2004. In addition, the consulting agreement provided for a payment of $15,000 at the date the Bank opened for business.

On August 15, 2003, we entered into consulting agreements with Mr. Newtown, providing for the payment of $8,500 per month in connection with his activities in organizing the Company and the Bank from the date of the agreement until June 30, 2004, later extended to November 30, 2004. In addition, the consulting agreement provided for a payment of $1,250 times the number of months of the term of the agreement and deferred compensation in an amount equal to 0.15% for each dollar of loans that were identified and approved by the organizers of the Bank prior to the commencement of banking operations and booked not later than 60 days following the date Bank opened for business.

On February 28, 2004, we entered into a consulting agreement with Mr. Jones, providing for the payment of $12,500 per month in connection with his activities in organizing the Company and the Bank from the date of the agreement until June 30, 2004, later extended to November 30, 2004. In addition, the consulting agreement provided for a payment of $10,000 at signing.

Employment Agreements

We have engaged the services of three senior executive officers: a president/chief executive officer, a chief credit officer and a senior level lender. Mr. Adams serves as President and Chief Executive Officer and has entered into an employment agreement with the Bank (described below) providing, among other things, for an initial annual salary of $130,000. Mr. Jones, the Bank’s chief credit officer, has entered into an employment agreement with the Bank providing for a base salary of $150,000. Mr. Newtown, serves as a senior lender and has entered into an employment agreement with the Bank providing for a base salary of $120,000. Sue Higgs has been appointed cashier for an initial annual salary of $82,000.

We estimate that compensation payable to its executive officers and Mr. Newtown during its first 12 months of operations will total $482,000. We have not entered into employment agreements with any of its employees other than Patrick Adams, Steve Jones and J. Christopher Newtown. All of our other employees are employees-at-will serving at the pleasure of the Board of Directors.

Patrick Adams. We have entered into an employment agreement with Patrick Adams regarding his employment as President and Chief Executive Officer of the Bank. The term of the agreement is for three years and will automatically renew for an additional three year term following the end of the prior three year term unless either party provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Mr. Adams receives a base salary of $130,000 per year. Following the first year of the agreement, the base salary will be reviewed by the board of directors of the Bank and may be increased. Mr. Adams will be eligible to participate in any incentive compensation plan and all other benefit programs adopted by the Bank. Mr. Adams will also receive additional life insurance and other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance.

Mr. Adams’ employment agreement also provides that the Company will grant him options to acquire 90,000 shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. The options are incentive stock options and vest ratably over a period of five years beginning on the date that the Bank opened for business.

In the event of a “change in control,” Mr. Adams may terminate the employment agreement. If he terminates the agreement, he will be entitled to receive a cash lump sum payment equal to 299% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five year period. If Mr. Adams’ employment is terminated prior to a change in control for any other reason other than “good cause,” we will be obligated to pay as severance, the remainder of Mr. Adams’ base salary over the remaining term of the agreement; however, in no event, will the severance payment be less than one year’s base salary.

The agreement also generally provides noncompetition and nonsolicitation provisions that would apply for a period of one year following the termination of Mr. Adams’ employment. The non-competition provision is limited in scope to thirty miles from any office of the Bank.

Steve Jones. We have entered into an employment agreement with Steve Jones regarding his employment as a chief lending officer of the Bank. The term of the agreement is for three years and will automatically renew for an additional three year term following the end of the prior three year term unless either party provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Mr. Jones receives a base salary of $150,000 per year. Following the first year of the agreement, the base salary will be reviewed by the board of directors of the Bank and may be increased. Mr. Jones will be eligible to participate in any incentive compensation plan and all other benefit programs adopted by the Bank. Mr. Jones will also receive other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance.

Mr. Jones’ employment agreement also provides that the Company will grant him options to acquire 25,000 shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. These options are incentive stock options and vest ratably over a period of five years beginning the date that the Bank opened for business.

In the event of a “change in control,” Mr. Jones may terminate the employment agreement. If he terminates the agreement, he will be entitled to receive a cash lump sum payment equal to 199% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five year period. If Mr. Jones’ employment is terminated prior to a change in control for any other reason other than “good cause,” we will be obligated to pay as severance, the remainder of Mr. Jones’ base salary over the remaining term of the agreement; however, in no event, will the severance payment be less than one year’s base salary.

The agreement also generally provides noncompetition and nonsolicitation provisions that would apply for a period of one year following the termination of Mr. Jones’ employment. The non-competition provision is limited in scope to thirty miles from any office of the Bank.

J. Christopher Newtown. We have entered into an employment agreement with J. Christopher Newtown regarding his employment as a lending officer of the Bank. The term of the agreement is for three years and will automatically renew for an additional three year term following the end of the prior three year term unless either party provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Mr. Newtown receives a base salary of $120,000 per year. Following the first year of the agreement, the base salary will be reviewed by the board of directors of the Bank and may be increased. Mr. Newtown will be eligible to participate in any incentive compensation plan and all other benefit programs adopted by the Bank. Mr. Newtown will also receive other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance.

Mr. Newtown’s employment agreement also provides that the Company will grant him options to acquire 25,000 shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. These options are incentive stock options and vest ratably over a period of five years beginning on the first anniversary of the date that the Bank opened for business.

In the event of a “change in control,” Mr. Newtown may terminate the employment agreement. If he terminates the agreement, he will be entitled to receive a cash lump sum payment equal to 199% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five year period. If Mr. Newtown’s employment is terminated prior to a change in control for any other reason other than “good cause,” we will be obligated to pay as severance, the remainder of Mr. Newtown’s base salary over the remaining term of the agreement; however, in no event, will the severance payment be less than one year’s base salary.

The agreement also generally provides noncompetition and nonsolicitation provisions that would apply for a period of one year following the termination of Mr. Newtown’s employment. The non-competition provision is limited in scope to thirty miles from any office of the Bank.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not currently have any equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

This following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2005, for:

•	each person known by us to own beneficially more than 5% of our common stock;

•	each named officer named in the summary compensation table;

•	each of our directors and director nominees; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated in the notes following the table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The applicable percentage of ownership for each shareholder is based on 1,680,000 shares of common stock outstanding as of December 31, 2004, together with the shares of common stock underlying options or warrants held by such persons that are exercisable on or before March 15, 2005. Shares of common stock issuable upon exercise of options and other rights beneficially owned that are exercisable on or before March 15, 2005, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class
Greater Than 5% Stockholders:
Security Financial Life Insurance Company	100,000	5.68%
Directors and Named Executive Officers:
Patrick Adams	35,000	1.66%
Stan Allred	17,000	*
Dan Basso	35,000	1.66%
Frankie Basso	17,000	*
Darrell Cain	23,000	1.09%
David Carstens	17,000	*
Ron Denheyer	17,000	*
Mark Foglietta	23,000	1.09%
Frank Hundley	17,000	*
Hunter Hunt	17,000	*
Steve Jones	17,000	*
Eric Langford	35,000	1.66%
Steve Lugar	23,000	1.09%
Charles Mapes	17,000	*
Tom McDougal	17,000	*
Dan Meyer	17,000	*
Cyvia Noble	17,000	*
Tony Pusateri	17,000	*
Jim Rose	5,950	*
Gordon Youngblood	17,000	*
J. Christopher Newtown	8,820	*
All Directors and Executive Officers as a group	401,550	19.01%
________________________
* Represents less than 1% of the total shares outstanding.

Item 12.	Certain Relationships and Related Transactions.

General

We expect to enter into banking and other business transactions in the ordinary course of business with our directors and officers, including members of their families and corporations, partnerships, or other organizations in which they have a controlling interest. Each of these transactions will be on the following terms:

•
In the case of banking transactions, each transaction will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Bank;

•	In the case of business transactions, each transaction will be on terms no less favorable than could be obtained from an unrelated third party;

•	In the case of all related party transactions, each transaction will be approved by a majority of the independent and disinterested directors; and

•	In the case of loans to related parties or loan guarantees by related parties:

•	the loans will be evidenced by promissory notes naming T Bank as payee;

•	the terms of the loans will be comparable to those normally assessed by other lenders for similar loans made in the Dallas-Fort Worth Metroplex area;

•	the loans will be repaid pursuant to appropriate amortization schedules and contain default provisions comparable to those normally used by other commercial lenders for similar loans;

•
the loans will be made only if credit reports and financial statements show the loans to be collectible and the borrowers are satisfactory credit risks, in light of the nature and terms of the loans and other circumstances;

•	the loans meet the loan policies normally used by other commercial lenders for similar loans;

•	the purpose of the loans and the disbursements of proceeds will be reviewed and monitored in a manner comparable to that normally used by commercial lenders for similar loans; and

•	the loans will not violate the requirements of any banking or other financial institution’s regulatory authority.

Organizational Advancements

The Company’s organizers advanced funds for organizational and other pre-opening expenses. The advances were noninterest bearing and had no stated maturity. The Company repaid the advances by issuing shares of common stock at $10 per share. In exchange for undertaking this obligation each organizer received, in addition to any shareholder warrants to which he was entitled, one warrant for every $20 advanced by the organizer, up to a maximum of $100,000. These warrants are exercisable at a price of $10.00 per share and may be exercised at any time within ten years of November 2, 2004, the date the Bank opened for business. A total of 96,750 such warrants were issued to the organizers.

Item 13.	Exhibits.

NUMBER	DESCRIPTION
3.1	Articles of incorporation*
3.2	Bylaws*
10.1	Form of engagement letter for consulting services by and between Bankmark & Financial Marketing Services and First Metroplex Capital, Inc.*
10.2	Form of engagement letter for consulting services by and between Steiner & Associates and Patrick Adams*
10.3	Form of escrow agreement by and between First Metroplex Capital, Inc. and TIB The Independent BankersBank*
10.4	Form of First Metroplex Capital, Inc. Organizers' Warrant Agreement dated November 2, 2004
10.5	Form of First Metroplex Capital, Inc. Shareholders' Warrant Agreement dated November 2, 2004*
10.6	First Metroplex Capital, Inc. 2004 Stock Incentive Plan*+
10.7	Form of Employment Agreement by and between First Metroplex Capital, Inc. and Patrick Adams*+
10.8	Form of Employment Agreement by and between First Metroplex Capital, Inc. and J. Christopher Newtown*+
10.9	Consulting Agreement by and between First Metroplex Capital, Inc. and Patrick Adams*+
10.10	Consulting Agreement by and between First Metroplex Capital, Inc. and J. Christopher Newtown*+
10.11	Form of Employment Agreement by and between First Metroplex Capital, Inc. and Steven Jones
21	Subsidiaries of First Metroplex Capital, Inc.
31	Certification Pursuant to Rule 15d-15(e) of the Securities Exchange Act
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. §135O
_________________
* Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 (file no. 333-111153).
+ Indicates a compensatory plan or contract.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees paid by us for the audit and other services provided by our former auditor, McGladrey &Pullen, LLP, for fiscal 2004 and 2003. No payments were made to Weaver and Tidwell, LLP for 2004 and 2003.

	2004	2003
Audit Fees	28,000	0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	28,000	0

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by the company’s principal accountant for the audit of the company’s annual financial statements and review of financial statements included in the company’s Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the company’s principal accountant that are reasonably related to the performance of the audit or review of the company’s financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by the company’s principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by the company’s principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST METROPLEX CAPITAL, INC.

Dated: March 30, 2005	By:	/s/ Patrick G. Adams
Patrick G. Adams
Chief Executive Officer (Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Patrick G. Adams Patrick G. Adams	Director	March 30, 2005
/s/ Stanley E. Allred Stanley E. Allred	Director	March 30, 2005
/s/ Dan Basso Dan Basso	Director	March 30, 2005
/s/ Frankie Basso Frankie Basso	Director	March 30, 2005
/s/ Darrell Cain Darrell Cain	Director	March 30, 2005
/s/ David Carstens David Carstens	Director	March 30, 2005
/s/ Ron Denheyer Ron Denheyer	Director	March 30, 2005
/s/ Mark Foglietta Mark Foglietta	Director	March 30, 2005
/s/ Hunter Hunt Hunter Hunt	Director	March 30, 2005
/s/ Eric Langford Eric Langford	Director	March 30, 2005

/s/ Steven M. Lugar Steven M. Lugar, CFP	Director	March 30, 2005
/s/ Charles M. Mapes, III Charles M. Mapes, III	Director	March 30, 2005
/s/ Thomas McDougal Thomas McDougal, DDS	Director	March 30, 2005
/s/ Daniel Meyer Daniel Meyer	Director	March 30, 2005
/s/ Anthony Pusateri Anthony Pusateri	Director	March 30, 2005
/s/ Gordon R. Youngblood Gordon R. Youngblood	Director	March 30, 2005
/s/ Frank Hundley Frank Hundley	Director	March 30, 2005
/s/ James Rose James Rose	Director	March 30, 2005
/s/ Cyvia Noble Cyvia Noble	Director	March 30, 2005
/s/ Steven Jones Steven Jones	Director	March 30, 2005

FIRST METROPLEX CAPITAL, INC.

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2004

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders

We have audited the accompanying consolidated balance sheet of First Metroplex Capital, Inc. (the Company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Metroplex Capital, Inc. as of December 31, 2004, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 3, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors
First Metroplex Capital, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of First Metroplex Capital, Inc. and Subsidiary (In Organization), a development stage enterprise, as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the period from February 20, 2003 (inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Metroplex Capital, Inc. and Subsidiary (In Organization) as of December 31, 2003, and the results of their operations and their cash flows for the period from February 20, 2003 (inception) to December 31, 2003 in conformity with U.S. generally accepted accounting principles.

McGladrey & Pullen, LLP

Dallas, Texas
March 5, 2004

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS

Cash and due from banks	$843,000	$343,000
Federal funds sold	11,565,000	-

Total cash and cash equivalents	12,408,000	343,000

Interest bearing deposits at other financial institutions	-	-
Investments
Restricted	420,000	-
Loans, less allowance for credit losses of $100,000	6,559,000	-
Bank premises and equipment, net	1,181,000	29,000
Other assets	115,000	85,000

TOTAL ASSETS	$20,683,000	$457,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Demand deposits
Noninterest bearing	$1,739,000	$-
Interest bearing	2,996,000	-
Time deposits $100,000 and over	1,200,000	-
Other time deposits	284,000	-

Total deposits	6,219,000	-

Advances from organizers	-	1,063,000
Other liabilities	9,000	14,000

Total liabilities	6,228,000	1,077,000

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value
10,000,000 shares authorized
1,680,000 shares issued and outstanding	17,000	-
Additional paid-in capital	16,380,000	-
Retained deficit	(1,942,000)	(620,000)
Accumulated comprehensive income	-	-

Total stockholders' equity	14,455,000	(620,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,683,000	$457,000

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004 AND
PERIOD FROM INCEPTION (FEBRUARY 20, 2003) THROUGH DECEMBER 31, 2003

	2004	2003

INTEREST INCOME
Interest and fees on loans	$56,000	$-
Investment securities
Restricted	4,000	-
Available for sale	1,000	-
Federal funds sold	31,000	-

Total interest income	92,000	-

INTEREST EXPENSE
Deposits	5,000	-

Interest income, net	87,000	-

PROVISION FOR CREDIT LOSSES	100,000	-

Interest loss after provision for credit losses	(13,000)	-

OTHER INCOME
Service fees	1,000	-

	1,000	-
OTHER EXPENSES
Salaries and employee benefits	239,000	-
Occupancy expense	60,000	-
Professional fees	8,000	-
Data processing	23,000
Other operating expenses	32,000	-

	362,000	-

Loss from operations	(374,000)	-

Preopening costs	(948,000)	(620,000)

Net loss before income taxes	(1,322,000)	(620,000)

Income tax expense	-	-

NET LOSS	($ 1,322,000)	($ 620,000)

Net loss per weighted average share	($ 0.79)	-

Weighted average shares outstanding	1,680,000	-

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Deficit)
YEAR ENDED DECEMBER 31, 2004 AND
PERIOD FROM INCEPTION (FEBRUARY 20, 2003) THROUGH DECEMBER 31, 2003

Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Deficit	Income	Total

BALANCE, February 20, 2003 (Inception)	$-	$-	$-	$-	$-
Sale of common stock					-
Comprehensive income
Net loss			(620,000)

BALANCE, December 31, 2003	$-	$-	($ 620,000)	$-	$(620,000)

Sale of common stock net of offering	17,000	16,380,000			16,397,000
expenses of $403,000
Comprehensive income
Net loss			(1,322,000)
Total comprehensive loss					(1,322,000)

BALANCE, December 31, 2004	$17,000	$16,380,000	$(1,942,000)	$-	$14,455,000

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004 AND
PERIOD FROM INCEPTION (FEBRUARY 20, 2003) THROUGH DECEMBER 31, 2003
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($ 1,322,000)	($ 620,000)
Adjustments to reconcile net loss
to net cash used in operating activities

Provision for credit losses	100,000	-
Depreciation expense	21,000	-
Changes in operating assets and liabilities:
Other assets	(30,000)	(85,000)
Other liabilities	(3,000)	14,000

Net cash used in operating activities	(1,234,000)	(691,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted investment securities	(420,000)	-
Purchase of securities available for sale	(10,000,000)	-
Proceeds on maturity of securities available for sale	10,000,000	-
Purchase of interest bearing deposits at other financial institutions	-	-
Net change in loans	(6,659,000)	-
Purchases of bank premises and equipment	(1,175,000)	(29,000)

Net cash used in investing activities	(8,254,000)	(29,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	14,195,000	-
Offering costs	(403,000)	-
Advances from organizers	1,542,000	1,063,000
Net change in demand deposits	1,739,000	-
Net change in time deposits	4,480,000	-

Net cash provided by financing activities	21,553,000	1,063,000

Net increase in cash and cash equivalents	12,065,000	343,000

CASH AND CASH EQUIVALENTS, beginning of year	343,000	-

CASH AND CASH EQUIVALENTS, end of year	$12,408,000	$343,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$5,000	$-
Income taxes paid	$-	$-

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

First Metroplex Capital, Inc. (“the Company) was incorporated on December 23, 2002 for the purpose of holding the common stock of T Bank, N.A. (“the Bank”). For the period from December 23, 2002 (date of inception) to November 2, 2004, the Company was in a development stage engaging in the preparation of applications for regulatory approvals, raising capital, financial planning, and systems development, acquisition of equipment and facilities and recruiting activities. On October 29, 2004 the Company completed an offering of 1,680,000 shares of its common stock at a price of $10 per share. The gross proceeds from the offering totaled $16,800,000.

The Bank began operations on November 2, 2004. The Bank provides a full range of banking services to individuals and corporate customers with two banking facilities serving North Dallas, Addison, Plano, Frisco and surrounding Texas communities. The bank is subject to competition from other local, regional, and national financial institutions and is also subject to the regulations of certain federal agencies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, T Bank N.A. All significant intercompany transactions have been eliminated in consolidation.

Cash Equivalents and Statement of Cash Flows

Due from banks, cash on hand, federal funds sold and all other highly liquid investments purchased with an original maturity of three months or less are considered to be cash and cash equivalents. Generally, federal funds are purchased and sold for one day periods. From time to time, deposits with correspondent banks will exceed amounts insured by the FDIC. Management does not anticipate any losses and evaluates the correspondent bank's financial status on a regular basis. Advances from organizers of $2,605,000 were converted to common stock upon closing of the stock offering.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the principal amount outstanding, net of unearned interest, deferred loan fees and the allowance for credit losses. Interest earned, both fixed and variable rates, is credited to operations based on the principal balances outstanding. Unearned interest and deferred loan fees are capitalized and recognized as income over the terms of the loan using the effective interest method.

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Loans - continued

The Company grants commercial, real estate and consumer loans to customers. Although the Company anticipates having a diversified loan portfolio, a substantial portion of its debtors' ability to honor their loan contracts is dependent upon the local economy. The Company's loan policy for requiring collateral is based upon a number of factors including amount and purpose of loan, length of term, past credit history, financial strength and liquidity of the borrower.

Loan origination and commitment fees, as well as certain direct loan origination and commitment costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.

Impaired loans are accounted for at the net present value of expected future cash flows, discounted at the loan’s effective interest rate, the observable market price of the loan or at the fair value of the collateral if the loan is collateral dependent.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Until management has adequate historical data upon which to base the estimate of the allowance for credit losses, a balance of approximately one and one half percent of the outstanding principal is used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Credits deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.

Investment Securities

The Bank has investments in stock of the Federal Reserve System and is required for participation in the services offered. These investments are classified as restricted and are recorded at cost.

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Bank Premises, Furniture and Equipment

Leasehold improvements, furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method at rates based on the estimated useful lives of the related assets. Useful lives for equipment is normally between 3 and 10 years. Leasehold improvements are depreciated over the lease term or estimated life, whichever is shorter. Repair and maintenance costs are expensed as incurred.

Income Taxes

Deferred taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Stock Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the market price of the Company’s stock at the date of the grant above the amount an employee must pay to acquire the stock. No compensation expense is recognized when the exercise price is equal to the market value of the stock on the day of grant. The Financial Accounting Standards Board (“FASB”) published SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. Companies that do not adopt the fair value rules will continue to apply the existing rules, but are required to disclose pro forma net income or loss under the new method.

The following table reflects charges calculated under SFAS No. 123 for the stock options and warrants of $46,000 for the year ended December 31, 2004.

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Net income (loss)
As reported	($1,322,000)
Pro forma	(1,368,000)

Net income (loss) per share
As reported
Basic	(0.79)
Diluted	(0.79)
Pro forma
Basic	(0.81)
Diluted	(0.81)

Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, which requires dual presentation of basic and diluted earnings per share (EPS) for entities with complex capital structures. Basic EPS is based on net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of potential common stock using the treasury stock method only if the effect on earnings per share is dilutive.

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was 1,680,000 for the year ended December 31, 2004. For the year ended December 31, 2004, all shares issued upon formation of the Company were considered outstanding from the beginning of the period.

The Company reported a net losses for the years ended December 31, 2004 and 2003. Accordingly, the dilutive effect of stock options and warrants is not considered in the net loss per share calculations for these periods as the impact would have been antidilutive.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

New Accounting Pronouncements

FASB Statement 123R - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payments which is a revision of FASB No. 123, Accounting for Stock-Based Compensation, Statement 123 (R) supercedes APB opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement become effective for our first interim period of 2006. Management has not yet determined the impact that this statement will have on our consolidated financial statements.

NOTE 2. LOANS

The components of loans at December 31, 2004 are summarized as follows:

Commercial	$3,415,000
Consumer installment	176,000
Real estate	3,068,000
6,659,000
Less allowance for loan losses	100,000
$6,559,000

The change in the allowance for credit losses for 2004 is as follows:

Balance at beginning of year	$-
Provision charged to operations	100,000
Loans charged off	-
Recoveries of loans previously charged off	-
Balance at end of year	$100,000

At December 31, 2004, there were no loans which were contractually delinquent over ninety days that were continuing to accrue interest. In addition, there were no loans considered impaired, which should have been recognized in conformity with SFAS No. 114 and SFAS No. 118. No interest income on impaired loans was recognized for cash payments during the year ended December 31, 2004.

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. SECURITIES

At December 31, 2004 securities consisted of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Federal Reserve Bank Stock	$420,000	$-	$-	$420,000

NOTE 4. RELATED PARTIES

The Company received certain management services from two individuals who are also officers, directors and organizers of the Company. During the periods ended December 31, 2004 and 2003 those fees totaled $189,583 and $85,000 respectively.

The Company received certain accounting services from an accounting firm in which one of its partners is also a director and organizer of the Company. During the periods ended December 31, 2004 and 2003 those fees totaled $13,100 and $4,700 respectively.

The Company purchased corporate insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the periods ended December 31, 2004 and 2003 those premiums totaled $36,950 and $531 respectively.

The Company purchased employee benefit insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the periods ended December 31, 2004 and 2003 those premiums totaled $29,922 and $0 respectively.

Certain Directors and Officers of the Bank have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

NOTE 5. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at December 31, 2004 and 2003 is as follows:

	2004	2003

Leasehold improvements	$504,000	$-
Furniture and equipment	698,000	30,000

	1,202,000	30,000
Less accumulated depreciation	21,000	1,000

	$1,181,000	$29,000

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. DEPOSITS

Deposits at December 31, 2004 are summarized as follows:

	Amount	Percent
Noninterest bearing demand	$1,739,000	28%
Interest bearing demand (NOW)	758,000	12%
Money market accounts	1,996,000	32%
Savings accounts	242,000	4%
Certificates of deposit, less than $100,000	284,000	5%
Certificates of deposit, $100,000 or greater	1,200,000	19%

	$6,219,000	100%

At December 31, 2004, the scheduled maturities of certificates of deposit were as follows:

2005	$1,478,000
2006	6,000
Total	$1,484,000

NOTE 7. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2004	2003
Federal
Current	($ -)	($ -)
Deferred	444,000	211,000
Valuation allowance	(444,000)	(211,000)
	$-	$-

The effective tax rate on net loss before income taxes differs from the U. S. statutory tax rate as follows for 2004 and 2003:

U. S. statutory rate	( 34.0%)
Valuation allowance	34.0%
Effective tax rate	0.0%

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INCOME TAXES - continued

Deferred tax assets (liabilities) at December 31, are comprised of the following:

	2004	2003
Deferred tax assets
Deferred costs	$663,000	211,000
Allowance for credit losses	34,000	-
Net operating loss carryover	65,000	-

Total deferred tax asset	762,000	211,000
Deferred tax liabilities
Fixed assets	(107,000)	-

	655,000	211,000
Less valuation allowance for net deferred tax asset	(655,000)	(211,000)

Net deferred tax asset	$-	$-

Management has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carryforward period. The change in the valuation allowance was $444,000 and $211,000 for the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004, the Company had net tax operating loss carryforwards of approximately $191,000 that will ultimately expire in 2024 if not used.

NOTE 8. STOCK OPTIONS

The Company is currently preparing a stock incentive plan designed to provide it with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan will be to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan will have a term of 10 years. The plan will be administered by the Board of Directors who will reserve 260,000 shares for issuance. There are contractual obligations outstanding at December 31, 2004 to issue options to purchase 150,000 shares. The plan is subject to shareholder approval.

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. STOCK WARRANTS

The Company has two stock warrant plans at December 31, 2004.

Initial shareholders in the Company received warrants to purchase one share of common stock for every five shares of common stock purchases in the offering. A total of 336,000 warrants were issued. These warrants are exercisable at a price of $12.50 per share at any time until November 2, 2007.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014.

The following is a summary of activity in the Company’s warrant plans:

	Number of	Weighted
	Shares	Average
	Underlying	Exercise
	Warrants	Prices
Outstanding at beginning of period	-	$-
Granted	432,750	11.94
Exercised	-	-
Expired or forfeited	-	-

Outstanding at end of period	432,750	$11.94

Exercisable at end of period	432,750	$11.94

The weighted average remaining contractual life of warrants outstanding at December 31, 2004 was 4.4 years.

The weighted-average value per share of warrants granted during the year ended December 31, 2004 was $0.48. The fair value of warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 10%; risk-free interest rate of 2%; and an expected life of 4.4 years.

NOTE 10. ADVANCES FROM ORGANIZERS

The Company’s organizers advanced funds for organizational and other preopening expenses. The advances were non interest bearing and had no stated maturity. The Company repaid the advances by issuing shares of common stock at $10 per share.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2004, the Company had commitments to extend credit and standby letters of credit of approximately $2,124,000 and $0, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Employment Agreements

The Company and the Bank have entered into employment agreements with the three officers of the Bank. The agreements are for an initial three-year term and are automatically renewable for an additional three years unless either party elects not to renew.

The agreements provide for compensation and benefits including the issuance of options to acquire up to 140,000 shares of the Company’s common stock at $10 per share, exercisable within ten years from the date of grant. At December 31, 2004, these options had not been issued.

The agreements further provide for termination payments in the event of a change in control, as defined.

Operating Leases

Future minimum lease payments for all noncancelable operating leases at December 31, 2004 are as follows:

Year ending December 31,

2005	$164,124
2006	164,124
2007	164,124
2008	164,124
2009	170,957
Thereafter	631,877

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. COMMITMENTS AND CONTINGENCIES - continued

Lease expense for the years ended December 31, 2004 and 2003 was $135,000 and $15,000, respectively.

NOTE 12. REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000's)		(000's)		(000's)
As of December 31, 2004
Total Capital (to Risk Weighted Assets)
Holding Company	$14,555	147,98%	$787	≥8.00%	$984	≥10.00%
Bank	$13,725	150.77%	$1,098	≥8.00%	$910	≥10.00%

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. REGULATORY MATTERS - continued

Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio
(000's)		(000's)		(000's)
As of December 31, 2004
Tier I Capital (to Risk Weighted Assets)
Holding Company	14,455	146.96%	393	≥4.00%	590	≥6.00%
Bank	13,625	149.68%	364	≥4.00%	546	≥6.00%

Tier I Capital (to Average Assets)
Holding Company	14,455	82.94%	669	≥4.00%	836	≥5.00%
Bank	13,625	82.94%	657	≥4.00%	821	≥5.00%
NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value approximates carrying value for financial instruments except those described below:

Loans: The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. As all loans were made during 2004 the carrying amount approximates fair value.

Deposits: The fair value of deposit liabilities with defined maturities is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities. Fair value of deposits approximates carrying amount as the maturities on all deposits are short term in nature and were made at rates approximating those currently available.

Off-Balance Sheet Instruments: The fair values of these items are not material and are, therefore, not included on the following schedule.

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The estimated fair values of financial instruments at December 31, 2004 were as follows:

	2004
	Carrying	Estimated
	Value	Fair Value
Financial assets
Cash and cash equivalents	$12,408,000	$12,408,000
Securities - restricted	420,000	420,000
Loans, net	6,559,000	6,559,000
Accrued interest receivable	29,000	29,000

Financial liabilities
Noninterest-bearing deposits	(1,739,000)	(1,739,000)
Interest-bearing deposit	(4,480,000)	(4,480,000)
Accrued interest payable	(2,000)	(2,000)

NOTE 14. PREOPENING EXPENSES

As explained in Note 1, the Bank was in a development stage from December 23, 2002 to November 1, 2004 and incurred certain preopening costs. The preopening costs consisted of the following:

	2004	2003
Regulatory fees	$-	$45,000
Professional fees	157,000	80,000
Consulting fees	293,000	123,000
Preoffering consulting fees	-	347,000
Preopening operation expenses	498,000	25,000

	$948,000	$620,000

NOTE 15. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

FIRST METROPLEX CAPITAL, INC.
CONDENSED BALANCE SHEET
DECEMBER 31, 2004

ASSETS
Cash and due from banks	$96,000
Bank premises and equipment, net	457,000
Accounts receivable	276,000
Other assets	13,626,000
Total Assets	$14,455,000

LIABILITIES AND CAPITAL
Capital	14,455,000
Total Liabilities and Capital	$14,455,00

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS - continued

FIRST METROPLEX CAPITAL, INC.
CONDENSED INCOME STATEMENT
FOR THE YEAR ENDED DECEMBER 31, 2004

Equity in loss from Bank	($ 374,000)
Noninterest expense:
Preopening expenses	948,000
Total	948,000
Net Loss	($1,322,000)

FIRST METROPLEX CAPITAL, INC.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004

Cash Flows from Operating Activities:
Net loss	($ 1,322,000)
Adjustments to reconcile net loss
To net cash used in operating activities
Equity in loss of Bank	374,000

Changes in operating assets and liabilities:
Other assets	(191,000)
Other liabilities	(14,000)

Net cash used in operating activities	(1,153,000)

Cash Flows from Investing Activities:
Purchases of bank premises and equipment	(428,000)
Investment in T Bank NA	(14,000,000)

Net cash used in investing activities	(14,428,000)

Cash Flows from Financing Activities:
Sale of common stock	14,195,000
Offering costs	(403,000)
Advance from organizers	1,542,000

Net cash provided from financing activities	15,334,000

Net decrease in cash and cash equivalents	(247,000)

Cash and cash equivalents, beginning of year	343,000

Cash and cash equivalents, end of year	$96,000

Supplemental Disclosure of Cash Flow Information
Interest paid	$-
Income tax paid	-