Form 10KSB/A
period 2004-12-31
FIRST METROPLEX CAPITAL INC
filed 2005-04-20
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10−KSB/A
(Amendment No. 1)

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

There were 1,680,000 shares outstanding of common stock outstanding as of the close of business of March 30, 2005.

Transitional Small Business Disclosure Format (Check One):  Yes ☐  No ☒

TABLE OF CONTENTS

PART III		1
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.	1
Item 10.	Exhibits.	5

EXPLANATORY NOTE

This Form 10-KSB/A is being filed solely to include biographical information regarding certain of our directors that was inadvertently omitted from Item 9 of First Metroplex Capital’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005. No other changes are being made by means of this filing.

-i-

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Set forth below are the names, ages and positions of the directors and executive officers of the Company.

Name	Age	Position(s) Held with First Metroplex Capital	Position(s) Held with T Bank

Patrick Adams	52	Director, President, CEO	Director, President, CEO, CFO
Stanley Allred	50	Director	Director
Dan Basso	59	Director, Chairman	Director, Chairman
Frankie Basso	34	Director	Director
Darrell Cain	48	Director	Director
David Carstens	40	Director	Director
Ron Denheyer	37	Director	Director
Mark Foglietta	46	Director	Director
Frank Hundley	72	Director	Director
Hunter Hunt	36	Director	Director
Steven Jones	46	Director, EVP	Director, EVP, Chief Lending Officer
Eric Langford	45	Director	Director
Steven Lugar	49	Director	Director
Charles Mapes	62	Director	Director
Thomas McDougal	65	Director	Director
Daniel Meyer	35	Director	Director
Cyvia Noble	65	Director	Director
Anthony Pusateri	59	Director	Director
James Rose	61	Director	Director
Gordon Youngblood	45	Director	Director
Sue Higgs	64	Secretary	Secretary, SVP, Cashier

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

Frank Hundley. Mr. Hundley is retired from the business of banking. Prior to his retirement, Mr. Hundley was actively engaged in financial services-related fields for more than 25 years. Most recently, Mr. Hundley served as Chairman of the Board of Addison National Bank, where he served for seven years until it was acquired by First State Bank of Texas in 1999. Thereafter, he continued for a period of two years to serve as a director of First State Bank of Texas. Mr. Hundley is a graduate of Washington & Lee University, where he earned a Bachelor of Science degree in accounting. He also holds a Master of Business Administration degree from the University of Texas.

Hunter Hunt. Mr. Hunt is president of Hunt Power, L.P. and Sharyland Utilities, L.P. He also holds the position of senior vice president of Hunt Consolidated Inc. and Hunt Oil Company. Mr. Hunt is a life-long Dallas native. He was born in Dallas, and attended Richardson High School in Richardson, Texas and earned a Bachelor of Arts degree at Southern Methodist University.

Steven Jones. Mr. Jones is a life-long Texas native and has lived in the Dallas area for the past 20 years, during which time he has been associated with several community banks in the Dallas market, most recently as Executive Vice President and Senior Lending Officer of First Independent National Bank in Plano, Texas. Mr. Jones is a graduate of Texas A&M University where he earned a Bachelor of Business Administration degree in finance. He is also a graduate of the Southwestern Graduate School of Banking at Southern Methodist University and the National Commercial Lending School at Oklahoma University. Mr. Jones began his banking career in 1984 at Texas National Bank, a community bank located in Dallas. Between September 1987 and August 1997, he served in various lending officer capacities with Willow Bend National Bank, Bonham State Bank and Compass Bank before joining First State Bank of Texas (formerly Addison National Bank) in August 1997 as a Senior Vice President and Loan Officer. Mr. Jones served in these capacities for approximately three years before leaving the bank to become an Executive Vice President and Senior Lending Officer of First Independent National Bank where he served until April 2004. As a director and the proposed Chief Credit Officer of T Bank, Mr. Jones brings an intimate knowledge of the Dallas/Plano banking market and a strong background in community bank lending.

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

Steven Lugar. Mr. Lugar has associated with the financial services industry for more than twenty years. Currently, he serves as the chief operating officer, an investment advisor and a portfolio manager for BHCO Capital Management Inc., a registered investment advisory firm. He is a certified financial planner and is licensed as an investment advisory representative by the Securities and Exchange Commission and the Texas Securities Board. He also holds a National Association of Securities Dealers series 65 registration. Mr. Lugar is a graduate of Abilene Christian University where he earned a Bachelor of Business Administration degree. He has lived and worked in the Dallas area for more than twenty years.

Charles Mapes. Mr. Mapes is chairman and executive vice president of Insurance One Agency. Prior to forming Insurance One Agency in 1992, he served as chairperson and president of Chuck Mapes Insurance Agency for 15 years. Mr. Mapes has been associated with the insurance industry for more than 25 years. He is a graduate of the University of Richmond where he earned a Bachelor of Business Administration degree.

Thomas McDougal, DDS. Dr. McDougal is a practicing dentist, having been in private practice since 1970. He received a Bachelor of Science degree from Oklahoma State University and his Doctor of Dental Surgery degree from Baylor University. He has been in and has operated from his present office in Richardson, Texas since 1988. He also serves on the board of directors of several national dentistry associations.

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

Cyvia Noble. Ms. Noble has been actively involved in banking since 1986, when she became a director of United Texas Bank, a $100+ million community bank based in Dallas, Texas. Until her retirement from the board of directors in March 2004, she was also involved as a member of the bank's loan committee and assisted management in attracting investment capital and depositors to the bank. In addition to her involvement with United Texas Bank, Ms. Noble has been involved in the management of personal real estate holdings. Ms. Noble is a graduate of Butler University, where she earned a Bachelor of Science degree. Her prior experience as a bank director is expected to be of substantial benefit to the board of directors.

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

James Rose. Mr. Rose is retired from the business of banking. Prior to his retirement, Mr. Rose had been actively engaged in banking for more than 20 years. Mr. Rose served as President and Chief Executive Officer and a director of First Place Financial Corporation, a billion dollar bank holding company controlling four banks located in Colorado and New Mexico, from 1985 until it was acquired by Wells Fargo in 2000. Over this period, he also served as President and Chief Operating Officer and a director of First National Bank in Farmington, New Mexico, which was one of the subsidiary banks of First Place Financial. Following the Wells Fargo acquisition and until his retirement in July 2003, Mr. Rose served as Wells Fargo's market president for the Farmington market. Mr. Rose is a graduate of Nevada Southern University, where he earned a Bachelor of Science degree in business administration. He also holds a Master of Business Administration degree from the University of New Mexico.

Gordon Youngblood. Mr. Youngblood is a partner with Helmsman Financial Partners, LLP. He has been active in the insurance industry for more than twenty years and specializes in group insurance and benefits coverage for all size businesses. Mr. Youngblood was born in Dallas, Texas and graduated from Berkner High School in Richardson, Texas. At Southern Methodist University, he was active in the football program.

J. Christopher Newtown. Mr. Newtown is a senior lender with the Bank. He has been active in banking for more than thirty years with the past twenty years in our local market. Mr. Newtown is a graduate of Siena College, Loudonville, NY where he earned a Bachelor of Arts degree.

Sue Higgs. Ms. Higgs is secretary of the Company and a Senior Vice President and Cashier of the Bank.. She has been active in banking for more than thirty years and has been part of four de novo banks.

Audit Committee

We have a separately-designated standing Audit Committee. Its members are Stanley Allred, Dan Basso, Ron Denheyer, Mark Foglietta, Eric Langford, Charles Mapes, Thomas McDougal and James Rose. Mr. Foglietta serves as chairman. In addition, our Board of Directors has determined that Mr. Foglietta qualifies as an “audit committee financial expert” as that term is defined in Item 401(e)(2) of Regulation S-B, and is “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. For additional information regarding Mr. Foglietta’s qualifications as a financial expert, see “Background Information Regarding Directors, Executive Officers and Key Employees” above.

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

Item 10.   Exhibits.

NUMBER	DESCRIPTION

31	Certification Pursuant to Rule 15d-15(e) of the Securities Exchange Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST METROPLEX CAPITAL, INC.

Date: April 20, 2005	By:	/s/ Patrick G. Adams

Patrick G. Adams Chief Executive Officer (Executive, Financial and Accounting Officer)