Form 10QSB
period 2005-03-31
FIRST METROPLEX CAPITAL INC
filed 2005-05-16
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number 000-51297

FIRST METROPLEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Texas	71-0919962
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16000 Dallas Parkway, Suite 125, Dallas, Texas
(Address of principal executive offices, including zip code)

(972) 720- 9000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

The number of shares outstanding of the issuer’s Common Stock as of May 9, 2005, was 1,680,000 shares.

FIRST METROPLEX CAPITAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

FIRST METROPLEX CAPITAL INC
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2005	2004
	(Unadudited)
ASSETS

Cash and due from banks	$1,795,000	$843,000
Federal funds sold	10,625,000	11,565,000

Total cash and cash equivalents	12,420,000	12,408,000

Investments
Restricted	420,000	420,000
Loans, less allowance for credit losses of $174,000 and $100,000	11,420,000	6,559,000
Bank premises and equipment, net	1,211,000	1,181,000
Other assets	31,000	115,000

TOTAL ASSETS	$25,502,000	$20,683,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Demand deposits
Noninterest bearing	$2,508,000	$1,739,000
Interest bearing	5,447,000	2,996,000
Time deposits $100,000 and over	1,553,000	1,200,000
Other time deposits	1,980,000	284,000

Total deposits	11,488,000	6,219,000

Other liabilities	31,000	9,000

Total liabilities	11,519,000	6,228,000

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value
10,000,000 shares authorized
1,680,000 shares issued and outstanding	17,000	17,000
Additional paid-in capital	16,380,000	16,380,000
Retained deficit	(2,414,000)	(1,942,000)
Accumulated comprehensive income	-	-

Total stockholders' equity	13,983,000	14,455,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,502,000	$20,683,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF OPERATIONS
(Unaudited)
	3 MONTHS	3 MOS
	ENDED	ENDED
	MAR 31, 2005	MAR 31, 2004

INTEREST INCOME
Interest and fees on loans	$158,000	$-
Investment securities
Restricted	6,000	-
Federal funds sold	62,000	-

Total interest income	226,000	-

INTEREST EXPENSE
Deposits	30,000	-

Interest income, net	196,000	-

PROVISION FOR CREDIT LOSSES	74,000	-

Interest income after
provision for credit losses	122,000	-

OTHER INCOME
Service fees	3,000	-

	3,000	-
OTHER EXPENSES
Salaries and employee benefits	352,000	-
Occupancy expense	105,000	-
Professional fees	32,000	-
Other operating expenses	108,000	-

	597,000	-

Loss from operations	(472,000)	-

Preopening costs	-	(248,000)

NET LOSS	($ 472,000)	($ 248,000)

Net loss per weighted average share	($ 0.28)	$-

Weighted average shares outstanding	1,680,000	-

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2005
(Unaudited)

Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Deficit	Income	Total

BALANCE, December 31, 2004	17,000	16,380,000	(1,942,000)	-	14,455,000

Comprehensive income
Net loss - YTD			(472,000)
Total comprehensive loss					(472,000)

BALANCE, March 31, 2005	17,000	16,380,000	(2,414,000)	-	13,983,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)
	3 MONTHS	3 MOS
	ENDED	ENDED
	MAR 31, 2005	MAR 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($ 472,000)	($ 248,000)
Adjustments to reconcile net loss
to net cash used in operating activities

Provision for credit losses	74,000	-
Depreciation expense	39,000	2,000
Changes in operating assets and liabilities:
Other assets	84,000	(25,000)
Other liabilities	22,000	(14,000)

Net cash used in operating activities	(253,000)	(285,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(4,935,000)	-
Purchases of bank premises and equipment	(69,000)	(23,000)

Net cash used in investing activities	(5,004,000)	(23,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from organizers	-	317,000
Net change in demand deposits	3,220,000	-
Net change in time deposits	2,049,000	-

Net cash provided by financing activities	5,269,000	317,000

Net increase in cash and cash equivalents	12,000	9,000

CASH AND CASH EQUIVALENTS,
beginning of year	12,408,000	343,000

CASH AND CASH EQUIVALENTS,
end of year	$12,420,000	$352,000

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$29,892	$-
Income taxes paid	$-	$-

The Notes to Financial Statements are an integral part of these statements.

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

In the opinion of management, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities, and equity of the Bank and the operations and changes in stockholders equity for the three months ended March 31, 2005 have been included.

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

Leasehold improvements, Furniture and Equipment

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

There were no common stock equivalents issued during the three months ended March 31, 2005 and all previously issued warrants were fully vested at December 31, 2004.

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

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was 1,680,000 for the three months ended March 31, 2005.

The Company reported a net losses for the three months ended March 31, 2005 and 2004. Accordingly, the dilutive effect of stock options and warrants is not considered in the net loss per share calculations for this period as the impact would have been antidilutive.

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

NOTE 2. LOANS

The components of loans at March 31, 2005 are summarized as follows:

Commercial	$4,503,000
Consumer installment	232,000
Real estate	6,859,000
11,594,000
Less allowance for loan losses	174,000
$11,420,000

The change in the allowance for credit losses for 2005 is as follows:

Balance at beginning of year	$100,000
Provision charged to operations	$74,000
Loans charged off	¾
Recoveries of loans previously charged off	¾
Balance at March 31, 2005	$174,000

The components of loans at December 31, 2004 are summarized as follows:

Commercial	$3,415,000
Consumer installment	176,000
Real estate	3,068,000
6,659,000
100,000
Less allowance for loan losses	$6,559,000

At March 31, 2005, there were no loans which were contractually delinquent over ninety days that were continuing to accrue interest. In addition, there were no loans considered impaired, which should have been recognized in conformity with SFAS No. 114 and SFAS No. 118. No interest income on impaired loans was recognized for cash payments during the period ended March 31, 2005.

NOTE 3. SECURITIES

At March 31, 2005 and December 31, 2004 securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized (Losses)		Estimated Fair Value

Federal Reserve Bank Stock	$420,000	$	¾	$	¾	$420,000

NOTE 4. RELATED PARTIES

Certain Directors and Officers of the Bank have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

NOTE 5. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at March 31, 2005 and December 31, 2004 is as follows:

	March 31	December 31

Leasehold improvements	$505,000	$504,000
Furniture and equipment	766,000	698,000

	1,271,000	1,202,000
Less accumulated depreciation	60,000	21,000

	$1,211,000	$1,181,000

NOTE 6. DEPOSITS

Deposits at March 31, 2005 are summarized as follows:

	Amount	Percent
Noninterest bearing demand	$2,508,000	22%
Interest bearing demand (NOW)	1,202,000	10%
Money market accounts	5,447,000	47%
Savings accounts	235,000	2%
Certificates of deposit, less than $100,000	543,000	5%
Certificates of deposit, $100,000 or greater	1,553,000	14%

	$11,488,000	100%
Deposits at December 31, 2004 are summarized as follows:

Noninterest bearing demand	$1,739,000	28%
Interest bearing demand (NOW)	758,000	12%
Money market accounts	1,996,000	32%
Savings accounts	242,000	4%
Certificates of deposit, less than $100,000	284,000	5%
Certificates of deposit, $100,000 or greater	1,200,000	19%

	$6,219,000	100%

At March 31, 2005, the scheduled maturities of certificates of deposit were as follows:

2005	$1,940,000
2006	6,000
2007	0
2008	0
2009	0
2010	150,000

Total	$2,096,000

At December 31, 2004, the scheduled maturities of certificates of deposit were as follows:

2005	478,000
2006	6,000

Total	$1,484,000

NOTE 7. INCOME TAXES

Management has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carry forward period.

As of December 31, 2004, the Company had net tax operating loss carry forwards of approximately $191,000 that will ultimately expire in 2024 if not used.

NOTE 8. STOCK OPTIONS

The Company is currently preparing a stock incentive plan designed to provide it with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan will be to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan will have a term of 10 years. The plan will be administered by the Board of Directors who will reserve 260,000 shares for issuance. There are contractual obligations outstanding at March 31, 2005 and December 31, 2004 to issue options to purchase 150,000 shares. The plan is subject to shareholder approval.

NOTE 9. STOCK WARRANTS

The Company has two stock warrant plans at March 31, 2005 and December 31, 2004.

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

There were no additional warrants issued during the three months ended March 31, 2005.

NOTE 10. ADVANCES FROM ORGANIZERS

The Company’s organizers advanced funds for organizational and other preopening expenses. The advances were non interest bearing and had no stated maturity. The Company repaid the advances by issuing shares of common stock at $10 per share.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2005, the Company had commitments to extend credit and standby letters of credit of approximately $4,227,000 and $0, respectively. At December 31, 2004, the Company had commitments to extend credit and standby letters of credit of approximately $2,124,000 and $0, respectively.

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

The agreements provide for compensation and benefits including the issuance of options to acquire up to 140,000 shares of the Company’s common stock at $10 per share, exercisable within ten years from the date of grant. At March 31, 2005 and December 31, 2004, these options had not been issued.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of

Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2005 and December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2005 and December 31, 2004, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of March 31, 2005
Total Capital (to Risk Weighted Assets)	$13,334	96.07%	$1,111	³8.00%	$1,389	³10.00%
Holding Company Bank	$13,334	96.07%	$1,111	³8.00%	$1,389	³10.00%

Tier I Capital (to Risk Weighted Assets)	13,170	94.82%	555	³4.00%	833	³6.00%
Holding Company Bank	13,170	94.82%	555	³4.00%	833	³6.00%

Tier I Capital (to Average Assets)	13,170	61.80%	852	³4.00%	1,065	³5.00%
Holding Company Bank	13,170	61.80%	852	³4.00%	1,065	³5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of December 31, 2004
Total Capital (to Risk Weighted Assets)	$14,555	147.98%	$787	³8.00%	$984	³10.00%
Holding Company Bank	$13,725	150.77%	$1,098	³8.00%	$910	³10.00%

Total Capital (to Risk Weighted Assets)	14,455	146.96%	393	³4.00%	590	³6.00%
Holding Company Bank	13,625	149.68%	364	³4.00%	546	³6.00%

Total Capital (to Risk Weighted Assets)	14,455	82.94%	669	³4.00%	836	³5.00%
Holding Company Bank	13,625	82.94%	657	³4.00%	921	³5.00%

NOTE 13. PREREOPENING EXPENSES

As explained in Note 1, the Bank was in a development stage from December 23, 2002 to November 1, 2004 and incurred certain preopening costs. The preopening costs consisted of the following:

Regulatory fees	$0
Professional fees	59,000
Consulting fees	123,000
Preoffering consulting fees	0
Preopening operation expenses	66,000

$248,000

NOTE 14. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

FIRST METROPLEX CAPITAL, INC. CONDENSED BALANCE SHEET MARCH 31, 2005
ASSETS
Cash and due from banks	$813,000
Investment in subsidiary	13,170,000
Total Assets	$13,983,000

LIABILITIES AND CAPITAL
Capital	13,983,000
Total Liabilities and Capital	$13,983,000

FIRST METROPLEX CAPITAL, INC. CONDENSED INCOME STATEMENT FOR THE THREE MONTHS ENDED MARCH 31, 2005
Equity in loss from Bank	$(455,000)
Noninterest expense:
Professional and administrative expenses	17,000
Total	17,000
Net Loss	$(472,000)

FIRST METROPLEX CAPITAL, INC. CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005
Cash Flows from Operating Activities:
Net Loss		$(472,000)
Adjustments to reconcile net loss
To net cash provided by operating activities
Equity in loss of Bank		455,000

Changes in operating assets and liabilities:
Other assets		734,000

Net cash provided by operating activities		717,000

Cash Flows from Investing Activities

Net cash used in investing activities		0

Cash Flows from Financing Activities		0

Net cash provided from financing activities		0

Net change in cash and cash equivalents		717,000

Cash and cash equivalents, beginning of year		96,000

Cash and cash equivalents, end of year		$813,000

Supplemental Disclosure of Cash Flow Information
Interest paid	$	¾
Income tax paid	$	¾

FIRST METROPLEX CAPITAL, INC. CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005
ASSETS
Cash and due from banks	$96,000
Bank premises and equipment, net	457,000
Accounts receivable	276,000
Other assets	13,626,000
Total Assets	$14,445,000

LIABILITIES AND CAPITAL
Capital	14,455,000
Total Liabilities and Capital	$14,455,000

FIRST METROPLEX CAPITAL, INC. CONDENSED INCOME STATEMENT FOR THE THREE MONTHS ENDED MARCH 31, 2005
Equity in loss from Bank	$(374,000)
Noninterest expense:
Preopening expenses	948,000
Total	948,000
Net Loss	$(1,322,000)

FIRST METROPLEX CAPITAL, INC. CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005
Cash Flows from Operating Activities:
Net Loss		$(1,322,000)
Adjustments to reconcile net loss
To net cash provided by operating activities
Equity in loss of Bank		374,000

Changes in operating assets and liabilities:
Other assets		(191,000)
Other liabilities		(14,000)

Net cash used in operating expenses		(1,153,000)

Cash Flows from Investing Activities
Purchases of bank premises and equipment		(428,000)
Investment in T Bank NA		(14,000,000)

Net cash used in investing activities		(14,428,000)

Cash Flows from Financing Activities:
Sale of common stock		14,195,000
Offering costs		(403,000)
Advance from organizers		1,542,000
Net cash provided from financing activities		15,334,000
Net decrease in cash and cash equivalents		(247,000)
Cash and cash equivalents, beginning of year		343,000
		$96,000
Supplemental Disclosure of Cash Flow Information
Interest paid	$	¾
Income tax paid	$	¾

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the three months ended March 31, 2005. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2004, including the following:

●	we have limited operating history upon which to base an estimate of our future financial performance;

●
we have incurred substantial start-up expenses associated with our organization and our recent public offering and expect to sustain losses or achieve minimal profitability during our initial years of operations;

●
if we are unable to implement our business plan and strategies, we will be hampered in our ability to develop business and serve or customers, which, in turn, could have an adverse effect on our financial performance;

●	if we fail to retain our key employees, growth and profitability could be adversely affected;

●	we face substantial competition in our primary market area;

●	the Bank’s current legally mandated lending limits are lower than those of our competitors, which may impair our ability to attract borrowers;

●	an economic downturn, especially one affecting our primary service area, may have an adverse effect on our financial performance;

●
changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations, as well as other factors, will affect the demand for loans and the ability of the Bank to attract deposits;

●
changes in the general level of interest rates and other economic factors can affect the Bank’s interest income by affecting the spread between interest-earning assets and interest-bearing liabilities;

●	we have no current intentions of paying cash dividends;

●	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;

●	we may not be able to raise additional capital on terms favorable to us; and

●	our directors and executive officers beneficially own a significant portion of our outstanding common stock.

These factors and the risk factors referred to in our Annual Report on Form 10-KSB for the year ended December 31, 2004 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

We are a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through our wholly owned banking subsidiary, T Bank. Our principal markets include North Dallas, Addison, Plano, Frisco and the neighboring Texas communities. As of March 31, 2005, we had, on a consolidated basis, total assets of $25.5 million, net loans of $11.4 million, total deposits of $11.5 million, and shareholders’ equity of $14 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank. In 2004, we completed an initial public offering of our common stock, issuing. 1,680,000 shares at a price of $10.00 per share. The net proceeds that we received from the offering, after deducting offering expenses, were approximately $16.4 million. The Bank opened for business on November 2, 2004.

The following discussion focuses on our financial condition and results of operations for the three months ended March 31, 2005. Since the Bank did not open until November 2, 2004, comparison to the same period in 2004 would not be meaningful. While comparisons are provided to the fiscal year ended December 31, 2004, those comparisons are affected significantly by the fact that the Bank did not begin operations until November 2004. There can be no assurance that the growth experienced by the Bank in its initial stage of development will be maintained.

Key Performance Indicators at March 31, 2005

We believe the following were key indicators of our performance and results of operations through the first quarter of 2005:

●	our total assets grew to $25.5 million at the end of the first quarter of 2005, representing an increase of 23%, from $20.7 million at the end of 2004;

●	our total loans grew to $11.4 million at the end of the first quarter of 2005, representing an increase of 70%, from $6.6 million at the end of 2004;

●	our total deposits grew to $11.5 million at the end of the first quarter of 2005, representing an increase of 85%, from $6.2 million at the end of 2004;

●	our total revenue grew to $228,000 in the first quarter of 2005, representing an increase of 145%, from the fourth quarter of 2004; and

●	our net loss was $472,000 in the first quarter of 2005, representing an increase of 60%, from $294,000 in the fourth quarter of 2004.

These items, as well as other factors, are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-QSB.

Results of Operations as of and for the Three Months Ended March 31, 2005

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from loan, lease and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Net interest income is our principal source of earnings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income increased by 125%, or $109,000, to $196,000 in the first quarter of 2005 from $87,000 for the fourth quarter of 2004. Our net interest margin increased to 4.0% from 3.6%. Our net interest spread also increased to 2.65% from 2.16%. These increases primarily resulted from redeploying money invested in overnight fed funds into higher earning loans.

Total interest income increased by 125% to $226,000 for the first quarter of 2005, as compared to $5,000 for the fourth quarter of 2004. This increase is attributable primarily to the fact that the Bank opened November 2, 2004 and therefore operated for only two months of the fourth quarter of 2004. We also benefited from increases in average interest-earning assets. Average net loans increased by $.3.7 million (75%), to $8.6 million, as compared to $4.9 million for the fourth quarter of 2004. We attributed this growth in loans to our ongoing marketing efforts.

Total interest expense increased by 500% to $30,000 in the first quarter of 2005, compared to $5,000 in the fourth quarter of 2004. These increases resulted primarily from our ongoing marketing efforts to attract new deposits. The average interest rate we paid for interest-bearing deposits for the first quarter of 2005 was 1.9%, compared to 1.6% for the fourth quarter of 2004. Average interest-bearing liabilities increased by 244% to $6.2 million in the first quarter of 2005, compared to $1.8 million in the fourth quarter of 2004.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the quarters ended December 31, 2004 and March 31, 2005.

	For the Three Months Ended
	March 31, 2005			December 31, 2004
	Average Balance	Interest	Average Rate/ Yield(1)	Average Balance	Interest	Average Rate/ Yield(1)

ASSETS:
Interest-earning assets:
Net loans and leases(2)	$8,714,000	$157,000	2.0%	$4,903,000	$56,000	6.83%
Securities of U.S. government agencies	420,000	6,000	5.7	577,000	5,000	5.19
Other investment securities	0	0	0	0	0	0
Securities purchased under agreements to resell and federal funds sold	10,582,000	62,000	2.3	9,074,000	31,000	2.04
Interest-earning deposits	0	0	0	0	0	0
Total interest-earning assets	$19,716,000	$226,000	4.6%	$14,554,000	$92,000	3.85%
Total noninterest-earning assets	1,594,000			1,365,000
TOTAL ASSETS	$21,310,000			$15,919,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$3,448,000	$17,000	2.0%	$701,000	$1,966	1.71%
NOW deposits	824,000	1,000	0.5	440,000	370	0.50
Savings deposits	231,000	1,000	1.7	131,000	289	1.34
Time certificates of deposit in denominations of $100,000 or more	1,251,000	8,000	2.6	405,000	1,675	2.52
Other time deposits	444,000	3,000	2.7	165,000	735	2.71
Other borrowings	0	0		0	0	0
Total interest-bearing liabilities	$6,198,000	$30,000	1.9%	$1,842,000	$5,035	1.66%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,661,000			644,000
Other liabilities	19,000			0
Total noninterest-bearing liabilities	1,680,000			644,000
SHAREHOLDERS’ EQUITY	13,432,000			13,433,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,310,000			$15,919,000
Net interest income(3)		$196,000			$87,000
Net interest spread(4)			2.7%			2.12%
Net interest margin(5)			4.0%			3.58%

Changes in volume and changes in interest rates affect our interest income and interest expense. The effect of these changes is typically displayed in a volume, mix and rate analysis table which compares the changes in income and expense over periods. Since the Company has a limited operating history, data to analyze these changes is not currently available.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

In the first quarter of 2005, our provision for loan and lease losses was $74,000 compared to $100,000 for the fourth quarter of 2004. The provision amounts are directly related to loan volumes. Because the Bank recently opened, as with the fourth quarter of 2004, we did not have any charge-offs or non-performing loans during the first quarter of 2005.

Noninterest Income

As with the fourth quarter of 2004, our noninterest income for the quarter ended March 31, 2005 was attributable solely to service charges on depository accounts. Services charges for the first quarter of 2005 totaled $3,000, compared to $1,000 for the fourth quarter of 2004. The increase in income from service charges is attributable to the increase in our number of transactional and savings accounts.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended
	March 31, 2005		December 31, 2004
	(Amount)	(%)	(Amount)	(%)

Salaries and employee benefits	$352,000	59%	$239,000	66%
Occupancy and equipment	105,000	18	60,000	17
Office expenses	16,000	3	13,000	4
Data processing/ATM expense	28,000	5	23,000	6
Professional fees	20,000	3	8,000	2
Advertising/promotional	23,000	4	4,000	1
Other noninterest expense	37,000	6	16,000	4
Holding company administrative expense	16,000	2	0	0
Total noninterest expense	$597,000	100%	$362,000	100%

Our total noninterest expense increased to $596,000 in the first quarter of 2005, as compared to $362,000 for the fourth quarter of 2004, representing a decrease of 64%. This difference is attributable primarily to the expanded personnel and occupancy costs associated with the opening of the Bank and our initial business growth. While we anticipate that the overall volume of our noninterest expense will continue to increase as we grow, we are committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $352,000 for the first quarter of 2005. We had 15 full-time equivalent employees as of March 31, 2005. Our volume of assets per employee as of the end of the first quarter of 2005 was $580,000.

Occupancy and equipment expenses totaled $105,000 for the first quarter of 2005, attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Holding company administrative expenses were $16,000, or 2% of total noninterest expenses, for the first quarter of 2005. This is attributable primarily to fees associated with public reporting and other expenses generally associated with publicly-traded companies.

Income Taxes

No federal tax expense has been recorded for the quarter ended March 31, 2005, based upon net operating losses. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved.

Financial Condition

Our total assets as of March 31, 2005 were $25.5 million, compared to $20.7 million as of December 31, 2004. The increase in our total assets during the first quarter of 2005 were primarily the result of an increase in deposits.

Our total deposits increased to $11.4 million as of March 31, 2005, compared to $6.6 million as of December 31, 2004. Our asset growth during the first quarter of 2005 was primarily the result of our continued marketing efforts to attract new clients.

As of March 31, 2005, our shareholders’ equity was $14.0 million, compared to $14.5 million as of December 31, 2004. This decrease was the result of operating losses in the first quarter of 2005.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At March 31, 2005, the Bank had $10.6 million in federal funds sold. At December 31, 2004 the Bank had $11.6 million. Federal funds sold, compared to $11.6 million at December 31, 2004. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio will primarily serve as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-liability Committee.

At March 31, 2005 and December 31, 2004, the Bank’s securities consisted solely of Federal Reserve Bank Stock, having an amortized cost of $420,000 an estimate fair value of $420,000, and a weighted average yield of 5.7%.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of March 31,	As of December 31,
	2005	2004
Real estate - mortgage	$4,559,000	$1,732,000
Commercial and industrial	4,503,000	3,415,000
Consumer	232,000	176,000
Real estate - construction	2,300,000	1,336,000
Other loans	0	0
Gross loans and leases	$11,594,000	$6,659,000

Less: Allowance for loan and lease losses	174,000	100,000
Loans, net	$11,420,000	$6,559,000

As of March 31, 2005 and December 31, 2004, our total loans were $11.4 million and $6.6 million, respectively. The increase in our loan volume during the first quarter of 2005 resulted from the continued growth of our operations. Our total loans as a percentage of total assets increased to 45% as of March 31, 2005 from 32% as of December 31, 2004.

Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our client’s businesses. At March 31, 2005 and December 31, 2004, funded loans totaled $4.5 million and $3.4 million, approximately 39% and 51% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At March 31, 2005 and December 31, 2004, funded consumer loans totaled $232,000 and $176,000, approximately 2% and 2.6% of our total funded loans, respectively.

Our real estate loan portfolio is comprised of construction loans and short term mortgage loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. We typically make construction loans to builders that have an established record of successful project completion and loan repayment. Short term mortgage loans typically are secured by commercial properties occupied by the borrower, have terms of three to seven years with both fixed and floating rates. At March 31, 2005 and December 31, 2004, funded real estate loans totaled $6.9 million and $3.1 million, approximately 59% and 46% of our total funded loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2005, our commercial loan portfolio included $3.0 million of loans, approximately 26% of our total funded loans, to fund the purchase of dental practices. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated and the Bank continues to grow, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Our loan terms vary according to loan type. The following table shows our maturity distribution of loans and leases as of March 31, 2005:

	As of March 31, 2005
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)

Real estate — construction	$2,001,000	$0	$299,000	$0	$0	$2,300,000
Real estate — secured	1,343,000	3,216,000	0	0	0	4,559,000
Commercial and industrial	1,782,000	2,015,000	0	706,000	0	4,503,000
Consumer	115,000	117,000	0	0	0	232,000
Leases	0	0	0	0	0	0
Other loans	0	0	0	0	0	0
Total	$5,241,000	$5,348,000	$299,000	$706,000	$0	$11,594,000

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of March 31, 2005, we had no nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had no loans classified in these categories at March 31, 2005.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.5% of the outstanding principal will be used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Thus, our allowance was $174,000 and $100,000 of outstanding principal as of March 31, 2005 and December 31, 2004, respectively.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the board of directors. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the year ended December 31, 2004 and first quarter of 2005, we did not incur any charge-offs.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	As of March 31, 2005		As of December 31, 2004
	Amt.	Loan Category to Gross Loans	Amt.	Loan Category to Gross Loans

Allocated:
Real estate ¾ construction	$35,000	20%	20,000	20%
Real estate ¾ secured	68,000	39	26,000	26
Commercial and industrial	67,000	39	51,000	51
Consumers	4,000	2	3,000	3
Leases	0		0
Other loans	0		0

Total allowance for loan and lease losses	$174,000	100%	100,000	100

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $1.21 million at March 31, 2005 and $1.18 million at December 31, 2004. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

Three Months Ended March 31,			Year Ended December 31,
2005			2004
Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
(Dollars in thousands)

Noninterest-bearing demand deposits	$1,661,000	21%	0%	$644,000	30%	0%
Money market deposits	3,448,000	44	2.0	701,000	28	1.7
NOW deposits	824,000	10	0.5	441,000	18	0.5
Savings deposits	231,000	3	1.5	131,000	5	1.3
Time certificates of deposit in denominations of $100,000 or more	1,251,000	16	2.6	404,000	16	2.7
Brokered certificates of deposits	0	0	0	0	0	0
Other time deposits	444,000	6	2.6	165,000	0	2.7
Total deposits	$7,879,000	100%		$2,486,000	100%

Total deposits at March 31, 2005 and December 31, 2004 were $11.5 million and

$6.6 million respectively, representing an increase of $5 million, or 77%, during the first quarter of 2005. Average deposits for the first quarter of 2005 were $7.9 million, as compared to $2.5 million for the fourth quarter of 2004. The Bank is constantly searching for ways to attract additional deposits.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the periods indicated:

	March 31, 2005	December 31, 2004

Three months or less	$351,000	$250,000
Over three months through six months	252,000	950,000
Over six months through 12 months	850,000	0
Over 12 months	100,000	0
Total	$1,553,000	$1,200,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	At March 31, 2005	December 31, 2004

Return of assets	-8.5%	-8.3%
Return on equity	-13.6%	-11.9%
Dividend payout ratio	0%	0%
Equity to assets ratio	52%	70%

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements.

Borrowings

The Company has access to a variety of borrowing sources including federal funds purchased

At March 31, 2005 and December 31, 2004, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $2.7 million and $2.1 million, respectively, and no standby letters of credit. Management believes the Bank has sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $1.9 million and $1.5 million at March 31, 2005 and December 31, 2004, respectively.

The following table summarizes the Bank’s significant contractual obligations and other potential funding needs at March 31, 2005:

	As of March 31, 2005
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
Time deposits	$1,940,000	$6,000	$150,000	$0
Operating leases	164,000	328,000	335,000	580,000
Total	$2,104,000	$334,000	$485,000	$580,000

Capital Resources and Capital Adequacy Requirements

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

As of March 31, 2005, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2005
Total Capital (to risk-weighted assets)	$13,344,000	96.07%	$1,111,000	>8%	$1,389,000	>10%
Tier 1 capital (to risk-weighted assets)	13,170,000	94.82%	555,000	>4%	833,000	>6%
Tier 1 capital (to average assets)	13,170,000	61.8%	852,000	>4%	1,065,00	>5%
As of December 31, 2004
Total Capital (to risk-weighted assets)	$13,725,000	150.77%	$1,098,000	>8%	$910	>10%
Tier 1 capital (to risk-weighted assets)	$13,625,000	149.68%	$364,000	>4%	$546	>6%
Tier 1 capital (to average assets)	$13,625,000	82.94%	$657,000	>4%	$821	>5%

Liquidity Management

Our stock offering closed October 29, 2004 with 1,680,000 shares sold representing $16.8 million in gross total capital raised. Of this sum $403,000 was used for offering expenses and $14 million was injected into the Bank. Pre-opening costs totaled $1.6 million and consisted of professional fees of $282,000, consulting fees of $763,000 and operational expenses of $523,000. In addition the Company funded certain expenses and the purchase of certain capital assets totaling $733,000 that was reimbursed and purchased by the Bank in early 2005. At March 31, 2005 the Company (excluding the Bank) had approximately $813,000 in remaining cash proceeds. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval which will not be granted until the accumulated deficit has been eliminated.

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

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is our intention to maintain a conservative loan to deposit ratio in the range of 70% over time. Given this goal, we will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will we seek to attract transient volatile, non-local deposits with above market interest rates. As of March 31, 2005, the loan to deposit ratio was 94%.

The Bank had cash and cash equivalents of $12.7 million, or 49% of total Bank assets, at March 31, 2005. We believe that, with the capital injection from the proceeds of the offering, the Bank should have more than adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At March 31, 2005, the Bank was considered “well capitalized” by regulatory standards.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the Company’s Board of Directors and carried out by the Bank’s Investment/Asset-liability Committee. The Investment/Asset-liability Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At March 31, 2005, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over a 12-month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Investment/Asset-liability Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the March 31, 2005 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider an up or down change of 100, 200, 300 and 400 basis points during a 12-month period. At March 31, 2005, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $81,000, or 8.9% lower than the net interest income in the rates unchanged scenario, and $164,000, or 18%, lower than the net interest income in the rates unchanged scenario at the March 31, 2005 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 20%. At March 31, 2005, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $78,000, or 8.6%, higher than the net interest income in the rates unchanged scenario, and $155,000, or 17%, higher than the net interest income in the rate unchanged scenario at the March 31, 2005 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of March 31, 2005:

	Change in Future Net Interest Income
	At March 31, 2005
	Dollar Change	Percentage Change
	(Dollars in thousands)
+400 basis points over one year	$309,000	33.9%
+300 basis points over one year+	232,000	25.4%
+200 basis points over one year	155,000	17.0%
+100 basis points over one year	78,000	8.6%
—100 basis points over one year	-81,000	-8.9%
—200 basis points over one year	-164,000	-18.0%
—300 basis points over one year	-247,000	-27.1%
—400 basis points over one year	-330,000	-36.2%

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at March 31, 2005, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

As of March 31, 2005
Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
(Dollars in Thousand
Assets:

Short-term investments and federal funds sold	$10,625,000	$0	$0	$0	$0	$0	$10,625,000
Investment securities	0	0	0	0	420,000	0	420,000
Loans	3,465,000	1,140,000	2,828,000	2,154,000	1,957,000	50,000	11,594,000
Fixed and other assets	0	0	0	0	0	2,863,000	2,863,000
Total Assets	$1 4,090,000	$1,140,000	$2,828,000	$2,154,000	$2,377,000	$2,913,000	$25,502,000

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	454,000	0	0	6,430,000	0	2,508,000	9,392,000
Certificates of deposit	0	352,000	1,588,000	6,000	150,000	0	2,096,000
Borrowed funds	0	0	0	0	0	0	0
Other liabilities	0	0	0	0	0	31,000	31,000
Stockholders’ equity	0	0	0	0	0	13,983,000	13,983,000

Total liabilities and stockholders’ equity	$454,000	$352,000	$1,588,000	$6,436,000	$150,0000	$16,522,000	$25,502,0000
Period Gap	$13,636,000	$788,000	$1,240,000	$-4,282,000	$2,227,0000
Cumulative gap	$13,636,000	$14,424,000	$15,664,000	$11,382,000	$11,382,0000
Period gap to total assets	53%	3%	5%	-17%	9%
Cumulative gap to total assets	53%	57%	61%	45%	53%

Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. More importantly, changes in interest rates, prepayments and early withdrawal levels may deviate significantly from those assumed in the calculations in the table. As a result of these shortcomings, we focus more on earnings at risk simulation modeling than on gap analysis. Even though the gap analysis reflects a ratio of cumulative gap to total assets within acceptable limits, the earnings at risk simulation modeling is considered by management to be more informative in forecasting future income at risk.

Finally, we also monitor core funding utilization in each interest rate scenario as well as market value of equity. These measures are used to evaluate long-term interest rate risk beyond the two-year planning horizon.

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of March 31, 2005
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years

Operating Leases	$164,000	$326,000	$335,000	$580,000

Total	$164,000	$328,000	$335,000	$580,000

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part I, Item 2 of this Quarterly Report on Form 10-QSB is incorporated herein by reference.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of our properties are subject; nor are there material proceedings known to the Company, in which any director, officer or affiliate or any principal shareholder is a party or has an interest adverse to the Company or the Bank.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On April 30, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 (File No. 333-111153) related to our initial public offering our common stock, $0.01 par value. In addition, on December 1, 2004, we filed a Form SB-2 MEF under Rule 462 registering additional shares of common stock and warrants to purchase our common stock under our public offering. We registered a total of 2,116,000 shares of our common stock, of which 436,000 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 336,000 shares of common stock at an exercise price of $12.50 per share issued to the initial shareholders of the Company in connection with the offering, and warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $10.00 per share issued to the organizers of the Company). On October 29, 2004, we completed our initial public offering having sold 1,680,000 shares at $10.00 per share, for an aggregate of $16.8 million.

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

The following is a reasonable estimate of the application of net offering proceeds through March 31, 2005:

Gross proceeds from sale of shares	$16,800,000

Offering expenses	$403,000
Organizational expenses	$1,568,000
Contribution to the capital of the Bank	$14,000,000

Remaining net proceeds	$829,000

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

None.

ITEM 5.   Other Information

Not applicable.

ITEM 6.   Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST METROPLEX CAPITAL, INC.

Date: May 16, 2005	By:	/s/ Patrick G. Adams
Patrick G. Adams President and Chief Executive Officer