Form 10QSB
period 2005-06-30
FIRST METROPLEX CAPITAL INC
filed 2005-08-16
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒ No ☐

The number of shares outstanding of the issuer’s Common Stock as of August 11, 2005, was 1,680,000 shares.

FIRST METROPLEX CAPITAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2005	DECEMBER 31, 2004
	(Unaudited)
ASSETS

Cash and due from banks	$1,631,000	$843,000
Federal funds sold	10,065,000	11,565,000

Total cash and cash equivalents	11,696,000	12,408,000

Investments restricted	420,000	420,000
Loans, less allowance for credit losses of $250,000 and $100,000	16,397,000	6,559,000
Bank premises and equipment, net	1,174,000	1,181,000
Other assets	4,000	115,000

TOTAL ASSETS	$29,691,000	$20,683,000

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Demand deposits
Noninterest bearing	$4,688,000	$1,739,000
Interest bearing	7,203,000	2,996,000
Time deposits $100,000 and over	2,860,000	1,200,000
Other time deposits	1,371,000	284,000

Total deposits	16,122,000	6,219,000

Other liabilities	41,000	9,000

Total liabilities	16,163,000	6,228,000

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value
10,000,000 shares authorized
1,680,000 shares issued and outstanding	17,000	17,000
Additional paid-in capital	16,380,000	16,380,000
Retained deficit	(2,869,000)	(1,942,000)
Accumulated comprehensive income	-	-

Total shareholders' equity	13,528,000	14,455,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,691,000	$20,683,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	3 MONTHS ENDED JUNE 30, 2005	6 MONTHS ENDED JUNE 30, 2005		3 MONTHS ENDED JUNE 30, 2004	6 MONTHS ENDED JUNE 30, 2005

INTEREST INCOME
Interest and fees on loans	$299,000		$457,000	$-	$-
Investment securities
Restricted investments	6,000		13,000	-	-
Federal funds sold	66,000		127,000	-	-

Total interest income	371,000		597,000	-	-

INTEREST EXPENSE
Deposits	61,000		91,000	-	-

Interest income, net	310,000		506,000	-	-

PROVISION FOR CREDIT LOSSES	76,000		150,000	-	-

Interest income after
provision for credit losses	234,000		356,000	-	-

OTHER INCOME
Service fees	7,000		10,000	-	-

	7,000		10,000	-	-
OTHER EXPENSES
Salaries and employee benefits	350,000		702,000	-	-
Occupancy expense	116,000		221,000	-	-
Professional fees	58,000		89,000	-	-
Other operating expenses	172,000		281,000	-	-

	696,000		1,293,000	-	-

Loss from operations	(455,000)		(927,000)	-	-

Preopening costs	-		-	(242,000)	(489,000)

NET LOSS	(455,000)		(927,000)	(242,000)	(489,000)

Net loss per weighted average share	$(0.27)	$	(0.55)	$-	$-

Weighted average shares outstanding	1,680,000		1,680,000	-	-

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained		Comprehensive
	Stock	Capital	Deficit		Income	Total
BALANCE, December 31, 2004	$17,000	$16,380,000	$	(1,942,000)	$-	$14,455,000

Comprehensive income
Net loss - YTD				(927,000)		(927,000)
Total comprehensive loss

BALANCE, June 30, 2005	$17,000	$16,380,000	$	(2,869,000)	$-	$13,528,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2005	JUNE 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (927,000)	$ (489,000)
Adjustments to reconcile net loss
to net cash used in operating activities

Provision for credit losses	150,000	-
Depreciation expense	92,000	(2,000)
Changes in operating assets and liabilities:
Other assets	111,000	(182,000)
Other liabilities	33,000	(14,000)

Net cash used in operating activities	(543,000)	(687,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(9,988,000)	-
Purchases of bank premises and equipment	(84,000)	(641,000)

Net cash used in investing activities	(10,072,000)	(641,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from organizers	-	1,153,000
Net change in demand deposits	6,969,000	-
Net change in time deposits	2,934,000	-

Net cash provided by financing activities	9,903,000	1,153,000

Net change in cash and cash equivalents	(712,000)	(175,000)

CASH AND CASH EQUIVALENTS,
beginning of period	12,408,000	343,000

CASH AND CASH EQUIVALENTS,
end of period	$11,696,000	$168,000

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$89,000	$-
Income taxes paid	$-	$-

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

First Metroplex Capital, Inc. (the “Company”) was incorporated on December 23, 2002 for the purpose of holding the common stock of T Bank, N.A. (the “Bank”). For the period from December 23, 2002 (date of inception) to November 2, 2004, the Company was in a development stage engaging in the preparation of applications for regulatory approvals, raising capital, financial planning, systems development, acquisition of equipment and facilities and recruiting activities. On October 29, 2004 the Company completed an offering of 1,680,000 shares of its common stock at a price of $10 per share. The gross proceeds from the offering totaled $16,800,000.

The Bank began operations on November 2, 2004. The Bank provides a full range of banking services to individuals and corporate customers with two banking facilities serving North Dallas, Addison, Plano, Frisco and the neighboring Texas communities. The Bank is subject to competition from other local, regional, and national financial institutions and is also subject to the regulations of certain federal agencies.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany transactions have been eliminated in consolidation.

In the opinion of management, all adjustments consist only of normal recurring adjustments, necessary to present fairly the assets, liabilities, and equity of the Bank and the operations and changes in shareholders equity for the three and six months ended June 30, 2005 have been included.

 Cash Equivalents and Statement of Cash Flows

Cash due from banks, cash on hand, federal funds sold and all other highly liquid investments purchased with an original maturity of three months or less are considered to be cash and cash equivalents. Generally, federal funds are purchased and sold in one day. From time to time, deposits with correspondent banks will exceed amounts insured by the FDIC. Management does not anticipate any losses and evaluates the correspondent banks’ financial status on a regular basis. Advances from organizers of $2,605,000 were converted to common stock upon closing of the stock offering in October 2004.

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

The Bank grants commercial, real estate and consumer loans to customers. Although the Bank anticipates having a diversified loan portfolio, a substantial portion of its debtors' ability to honor their loan contracts is dependent upon the local economy. The Bank's loan policy for requiring collateral is based upon a number of factors including amount and purpose of loan, length of term, past credit history, financial strength and liquidity of the borrower.

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

 Investment Securities

The Bank has investments in stock of the Federal Reserve System which is required for participation in the services offered. These investments are classified as restricted and are recorded at cost.

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

There were no common stock equivalents issued during the six months ended June 30, 2005 and all previously issued warrants were fully vested at December 31, 2004.

 Earnings Per Share

Earnings per share (EPS) are computed in accordance with SFAS No. 128, which requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS is based on net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of potential common stock using the treasury stock method only if the effect on EPS is dilutive.

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was 1,680,000 for the six months ended June 30, 2005.

The Company reported net losses for the six months ended June 30, 2005 and 2004. Accordingly, the dilutive effect of stock options and warrants is not considered in the net loss per share calculations for this period as the impact would have been antidilutive.

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

New Accounting Pronouncements

FASB Statement 123R - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payments which is a revision of FASB No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The provisions of this statement become effective for our first interim period of 2006. Management has not yet determined the impact that this statement will have on our consolidated financial statements.

NOTE 2.  LOANS

The components of loans at June 30, 2005 are summarized as follows:

Commercial	$5,669,000
Consumer installment	636,000
Real estate	10,342,000
16,647,000
Less allowance for loan losses	250,000
$16,397,000

The change in the allowance for credit losses for 2005 is as follows:

Balance at beginning of year	$100,000
Provision charged to operations	150,000
Loans charged off	—
Recoveries of loans previously charged off	—
Balance at June 30, 2005	$250,000

The components of loans at December 31, 2004 are summarized as follows:

Commercial	$3,415,000
Consumer installment	176,000
Real estate	3,068,000
6,659,000
Less allowance for loan losses	100,000
$6,559,000

At June 30, 2005, there were no loans which were contractually delinquent over ninety days that were continuing to accrue interest. In addition, there were no loans considered impaired, which should have been recognized in conformity with SFAS No. 114 and SFAS No. 118. No interest income on impaired loans was recognized for cash payments during the period ended June 30, 2005.

NOTE 3.  SECURITIES

At June 30, 2005 and December 31, 2004 securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Federal Reserve Bank Stock	$420,000	$—	$—	$420,000

NOTE 4.  RELATED PARTIES

Certain Directors and Officers of the Bank have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

NOTE 5.  BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
Leasehold improvements	$505,000	$504,000
Furniture and equipment	782,000	698,000

	1,287,000	1,202,000
Less accumulated depreciation	113,000	21,000

	$1,174,000	$1,181,000

NOTE 6.  DEPOSITS

Deposits at June 30, 2005 are summarized as follows:

	Amount	Percent
Noninterest bearing demand	$4,688,000	29%
Interest bearing demand (NOW)	756,000	5%
Money market accounts	6,260,000	39%
Savings accounts	187,000	1%
Certificates of deposit, less than $100,000	1,371,000	8%
Certificates of deposit, $100,000 or greater	2,860,000	18%

	$16,122,000	100%
Deposits at December 31, 2004 are summarized as follows:

Noninterest bearing demand	$1,739,000	28%
Interest bearing demand (NOW)	758,000	12%
Money market accounts	1,996,000	32%
Savings accounts	242,000	4%
Certificates of deposit, less than $100,000	284,000	5%
Certificates of deposit, $100,000 or greater	1,200,000	19%

	$6,219,000	100%

At June 30, 2005, the scheduled maturities of certificates of deposit were as follows:

2005	$1,061,000
2006	2,372,000
2007	67,000
2008	0
2009	0
2010	731,000

Total	$4,231,000

NOTE 7.  INCOME TAXES

Management has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carry forward period.

As of December 31, 2004, the Company had net tax operating loss carry forwards of approximately $191,000 that will ultimately expire in 2024 if not used.

 NOTE 8.  STOCK OPTIONS

The Company’s shareholders have approved a stock incentive plan designed to provide it with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors who have reserved 260,000 shares for issuance. There are contractual obligations outstanding at June 30, 2005 and December 31, 2004 to issue options to purchase 150,000 shares.

 NOTE 9.  STOCK WARRANTS

The Company has two stock warrant plans at June 30, 2005 and December 31, 2004.

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

There were no additional warrants issued during the six months ended June 30, 2005.

 NOTE 10.  ADVANCES FROM ORGANIZERS

The Company’s organizers advanced funds for organizational and other preopening expenses. The advances were non interest bearing and had no stated maturity. The Company repaid the advances by issuing shares of common stock at $10 per share.

 NOTE 11.  COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2005, the Company had commitments to extend credit and standby letters of credit of approximately $7,295,000 and $0, respectively. At December 31, 2004, the Company had commitments to extend credit and standby letters of credit of approximately $2,124,000 and $0, respectively.

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

The agreements provide for compensation and benefits including the issuance of options to acquire up to 140,000 shares of the Company’s common stock at $10 per share, exercisable within ten years from the date of grant. At June 30, 2005 and December 31, 2004, these options had not been issued.

The agreements further provide for termination payments in the event of a change in control, as defined in the employment agreements.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2005 and December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2005 and December 31, 2004, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of June 30, 2005
Total Capital (to Risk Weighted Assets)	$13,051	65.1%	$1,603	≥8.00%	$2,004	≥10.00%

Tier I Capital (to Risk Weighted Assets)	12,801	63.9%	801	≥4.00%	1,202	≥6.00%

Tier I Capital (to Average Assets)	12,801	49.2%	1,039	≥4.00%	1,300	≥5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of December 31, 2004
Total Capital (to Risk Weighted Assets)	$14,555	147.98%	$787	≥8.00%	$984	≥10.00%

Total Capital (to Risk Weighted Assets)	14,455	146.96%	393	≥4.00%	590	≥6.00%

Total Capital (to Risk Weighted Assets)	14,455	82.94%	669	≥4.00%	836	≥5.00%

NOTE 13.  PREOPENING EXPENSES

As explained in Note 1, the Bank was in a development stage from December 23, 2002 to November 1, 2004 and incurred certain preopening costs. The preopening costs consisted of the following:

	Three and Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Regulatory fees	$0	$0
Professional fees	59,000	80,000
Consulting fees	123,000	409,000
Preoffering consulting fees	0	0
Preopening operation expenses	60,000	0

	$242,000	$489,000

NOTE 14.  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

FIRST METROPLEX CAPITAL, INC. CONDENSED BALANCE SHEET JUNE 30, 2005

ASSETS
Cash and due from banks	$715,000
Fixed assets	12,000
Investment in subsidiary	12,801,000
Total Assets	$13,528,000

LIABILITIES AND CAPITAL
Capital	13,528,000
Total Liabilities and Capital	$13,528,000

FIRST METROPLEX CAPITAL, INC. CONDENSED INCOME STATEMENT FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005

	Three Months	Six Months
Equity in loss from Bank	$(369,000)	$(824,000)
Noninterest expense:
Professional and administrative expenses	86,000	103,000
Total	86,000	103,000
Net Loss	$(455,000)	$(927,000)

FIRST METROPLEX CAPITAL, INC. CONDENSED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005

Cash Flows from Operating Activities:
Net Loss	$(927,000)
Adjustments to reconcile net loss
To net cash provided by operating activities
Equity in loss of Bank	824,000

Changes in operating assets and liabilities:
Other assets	722,000

Net cash provided by operating activities	619,000

Cash Flows from Investing Activities

Net cash used in investing activities	0

Cash Flows from Financing Activities	0

Net cash provided from financing activities	0

Net change in cash and cash equivalents	619,000

Cash and cash equivalents, beginning of year	96,000

Cash and cash equivalents, end of period	$715,000

Supplemental Disclosure of Cash Flow Information
Interest paid	$—
Income tax paid	$—

FIRST METROPLEX CAPITAL, INC. CONDENSED BALANCE SHEET DECEMBER 31, 2004

ASSETS
Cash and due from banks	$96,000
Bank premises and equipment, net	457,000
Accounts receivable	276,000
Other assets	13,626,000
Total Assets	$14,445,000

LIABILITIES AND CAPITAL
Capital	14,455,000
Total Liabilities and Capital	$14,455,000

FIRST METROPLEX CAPITAL, INC. CONDENSED INCOME STATEMENT FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004

Noninterest expense:	Three Months	Six Months
Preopening expenses	$242,000	$489,000
Total	242,000	489,000
Net Loss	$(242,000)	$(489,000)

FIRST METROPLEX CAPITAL, INC. CONDENSED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004

Cash Flows from Operating Activities:
Net Loss	$(489,000)
Adjustments to reconcile net loss
To net cash provided by operating activities

Changes in operating assets and liabilities:
Other assets	(197,000)

Net cash used in operating expenses	(686,000)

Cash Flows from Investing Activities
Purchases of bank premises and equipment	(641,000)

Net cash used in investing activities	(641,000)

Cash Flows from Financing Activities:
Advance from organizers	1,153,000
Net cash provided from financing activities	1,153,000
Net decrease in cash and cash equivalents	(174,000)
Cash and cash equivalents, beginning of period	343,000
Cash and cash equivalents, end of period	$168,000

Supplemental Disclosure of Cash Flow Information
Interest paid	$—
Income tax paid	$—

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents our consolidated financial condition for the three months and six months ended June 30, 2005, and our consolidated results of operations as of December 31, 2004 and June 30, 2004. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,”“should,”“could,”“predict,”“potential,”“believe,”“will likely result,”“expect,”“anticipate,”“seek,”  “estimate,”“intend,”“plan,”“projection,”“would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2004, including the following:

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

Executive Overview

  Introduction

We are a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through our wholly owned banking subsidiary, T Bank. Our principal markets include North Dallas, Addison, Plano, Frisco and the neighboring Texas communities. As of June 30, 2005, we had, on a consolidated basis, total assets of $29.7 million, net loans of $16.4 million, total deposits of $16.1 million, and shareholders’ equity of $13.5 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.

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

The following discussion focuses on our financial condition for the three months and six months ended June 30, 2005 and our results of operations as of December 31, 2005 and June 30, 3005. Since the Bank did not open until November 2, 2004, comparison to the same periods in 2004 would not be meaningful. While comparisons are provided to the fiscal year ended December 31, 2004, those comparisons are affected significantly by the fact that the Bank did not begin operations until November 2004. There can be no assurance that the growth experienced by the Bank in its initial stage of development will be maintained.

  Key Performance Indicators at June 30, 2005

We believe the following were key indicators of our performance and results of operations through the first two quarters of 2005:

●
our total assets grew to $29.7 million at the end of the second quarter of 2005, representing an increase of 43%, from $20.7 million at the end of 2004 and an increase of 16% from $25.5 million at the end of the first quarter of 2005;

●
our total loans grew to $16.4 million at the end of the second quarter of 2005, representing an increase of 148%, from $6.6 million at the end of 2004 and an increase of 30% from $11.4 million at the end of the first quarter of 2005;

●
our total deposits grew to $16.1 million at the end of the second quarter of 2005, representing an increase of 160%, from $6.2 million at the end of 2004 and an increase of 40% from $11.5 million at the end of the first quarter of 2005;

●	our total revenue grew to $378,000 in the second quarter of 2005 compared to $229,000 in the first quarter of 2005, representing an increase of 6%; and

●	our net loss was $455,000 in the second quarter of 2005, representing a decrease of 3%, from $472,000 in the first quarter of 2005.

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

Net interest income increased by 58%, or $114,000, to $310,000 in the second quarter of 2005 from $196,000 for the first quarter of 2005. Our net interest margin increased to 5.0% from 4.0% for the same periods. Our net interest spread also increased to 2.65% from 2.16%. These increases primarily resulted from redeploying money invested in overnight fed funds into higher earning loans.

Total interest income increased by 64% to $371,000 for the second quarter of 2005, as compared to $226,000 for the first quarter of 2005. This increase is attributable primarily to increased loan volumes. Average net loans increased by $6.3 million (73%), to $14.9 million, as compared to $8.6 million for the first quarter of 2005. We attribute this growth in loans to our ongoing marketing efforts.

Total interest expense increased by 103% to $61,000 in the second quarter of 2005, compared to $30,000 in the first quarter of 2005. These increases resulted primarily from our ongoing marketing efforts to attract new deposits. The average interest rate we paid for interest-bearing deposits for the second quarter of 2005 was 2.4%, compared to 1.9% for the first quarter of 2005. Average interest-bearing liabilities increased by 64% to $10.2 million in the second quarter of 2005, compared to $6.2 million in the first quarter of 2005.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three months and six months ended June 30, 2005 and the three months ended December 31, 2004.

QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the three months ended			For the six months ended			For the three months ended
		June 30, 2005			June 30, 2005		December 31, 2004
	Average Balance	Revenue Expense	Yield Rate	Average Balance	Revenue Expense	Yield Rate	Average Balance	Revenue Expense	Yield Rate

Assets
Interest-earning assets:
Loans	$15,110	$299	7.9%	$11,931	$457	7.7%	$4,903	$56	6.9%
Less reserve for loan loss	210			166			39
Loans net of reserve	14,900			11,765			4,864
Federal funds sold	9,106	66	2.9%	9,838	127	2.6%	9,074	31	2.0%
Securities	420	6	5.7%	420	13	6.2%	577	5	5.2%
Total earning assets	24,426	371	6.1%	22,023	597	5.4%	14,515	92	3.8%
Cash and other assets	2,294			2,003			1,405
Total assets	$26,720			$24,026			$15,920
Liabilities and Shareholders’ Equity
NOW accounts	$857	$1	0.5%	$840	$2	0.5%	$441	$0	0.5%
Money market accounts	6,139	36	2.3%	4,801	53	2.2%	701	2	1.7%
Savings accounts	228	1	1.8%	230	2	1.7%	131	0	1.8%
Certificates of deposit	820	6	2.9%	633	9	2.8%	165	1	2.9%
Certificates of deposit $100,000 or more	2,185	17	3.1%	1,720	25	2.9%	405	2	2.5%
Total interest bearing deposits	10,229	61	2.4%	8,224	91	2.2%	1,843	5	1.7%
Noninterest bearing deposits	3,459			2,566			644
Other liabilities	36			26			-
Shareholders’ equity	12,996			13,210			13,433
Total liabilities and shareholders' equity	$26,720			$24,026			$15.920
Net interest Income		310			506			87
Net interest spread			3.7%			3.2%			2.1%
Net interest margin			5.1%			4.6%			3.6%
Provision for loan loss		76			150			100
Non-interest income		7			10			1
Non-interest expense		696			1,293			363
Income (loss) before Income taxes		(455)			(927)			(375)
Income taxes expense (benefit)		-			-			-
Net income		($455)			($927)			($375)
Earnings (Loss) per share		(0.27)			(0.49)			(0.22)
Return on average equity		(14.0%)			(12.5%)			(16.8%)

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

In the second quarter of 2005, our provision for loan and lease losses was $76,000 compared to $74,000 for the first quarter of 2005. The provision amounts are directly related to loan volumes. Because the Bank recently opened, as with the first quarter of 2005, we did not have any charge-offs or non-performing loans during the second quarter of 2005.

  Noninterest Income

As with the first quarter of 2005, our noninterest income for the quarter ended June 30, 2005 was attributable solely to service charges on depository accounts. Services charges for the second quarter of 2005 totaled $7,000, compared to $3,000 for the first quarter of 2005. The increase in income from service charges is attributable to the increase in our number of transactional and savings accounts.

  Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three months ended June 30, 2005	Six months ended June 30, 2005	Three months ended December 31, 2004
Salaries and employee benefits	$350,000	$702,000	$239,000
Net occupancy expense	116,000	221,000	60,000
Office expenses	33,000	49,000	13,000
Data processing	45,000	72,000	23,000
Professional fees	58,000	89,000	8,000
Advertising and promotional	11,000	34,000	4,000
Other expenses	84,000	126,000	16,000
Total noninterest expenses	$696,000	1,293,000	$363,000

Our total noninterest expense increased to $696,000 in the second quarter of 2005, as compared to $597,000 for the first quarter of 2005, representing an increase of 17%. This difference is attributable primarily to the expanded costs associated with the opening of the Bank and our initial business growth. While we anticipate that the overall volume of our noninterest expense will continue to increase as we grow, we are committed to controlling costs and efficiency and expect to moderate these increases relative to our revenue growth.

Salaries and employee benefits totaled $350,000 for the second quarter of 2005, which is comparable with the first quarter of 2005. We had 14 full-time equivalent employees as of June 30, 2005. Our volume of assets per employee as of the end of the second quarter of 2005 was $580,000.

Occupancy and equipment expenses totaled $116,000 for the second quarter of 2005, attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Professional fees and other expenses were $142,000 for the second quarter of 2005 compared to $73,000 for the first quarter of 2005. This is attributable primarily to professional fees and expenses associated with loan compliance, audit expenses, public reporting and other expenses generally associated with publicly-traded companies.

  Income Taxes

No federal tax expense has been recorded for the quarter ended June 30, 2005, based upon net operating losses. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved.

Financial Condition

Our total assets as of June 30, 2005 were $29.7 million, compared to $25.5 million as of March 31, 2005 and $20.7 million as of December 31, 2004. The increase in our total assets during the first and second quarters of 2005 were primarily the result of increases in deposits.

Our total deposits increased to $16.1 million as of June 30, 2005, compared to $11.4 million as of March 31, 2005 and $6.2 million as of December 31, 2004. Our asset growth during the first and second quarters of 2005 was primarily the result of our continued marketing efforts to attract new clients.

As of June 30, 2005, our shareholders’ equity was $13.5 million, compared to $14.0 million as of March 31, 2005 and $14.5 million as of December 31, 2004. These decreases were the result of operating losses in the first and second quarters of 2005.

  Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At June 30, 2005, the Bank had $10.0 million in federal funds sold. At December 31, 2004 the Bank had $11.6 million federal funds sold. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

  Investment Securities

Our investment portfolio will primarily serve as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-liability Committee.

At June 30, 2005 and December 31, 2004, the Bank’s securities consisted solely of Federal Reserve Bank Stock, having an amortized cost of $420,000, an estimate fair value of $420,000, and a weighted average yield of 5.7%.

  Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of June 30,	As of December 31,
	2005	2004
Real estate - mortgage	$7,585,000	$1,732,000
Commercial and industrial	5,669,000	3,415,000
Consumer	636,000	176,000
Real estate - construction	2,757,000	1,336,000
Other loans	0	0
Gross loans and leases	$16,647,000	$6,659,000

Less: Allowance for loan and lease losses	250,000	100,000
Loans, net	$16,397,000	$6,559,000

As of June 30, 2005 and December 31, 2004, our total loans were $16.6 million and $6.7 million, respectively. The increase in our loan volume during the second quarter of 2005 resulted from the continued growth of our operations. Our total loans as a percentage of total assets increased to 56% as of June 30, 2005, compared to 45% as of March 31, 2005 and 32% as of December 31, 2004.

Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our client’s businesses. At June 30, 2005 and December 31, 2004, funded loans totaled $5.7 million and $3.4 million, approximately 34% and 51% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At June 30, 2005 and December 31, 2004, funded consumer loans totaled $636,000 and $176,000, approximately 4% and 2.6% of our total funded loans, respectively.

Our real estate loan portfolio is comprised of construction loans and short term mortgage loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. We typically make construction loans to builders that have an established record of successful project completion and loan repayment. Short term mortgage loans typically are secured by commercial properties occupied by the borrower, have terms of three to seven years with both fixed and floating rates. At June 30, 2005 and December 31, 2004, funded real estate loans totaled $10.3 million and $3.1 million, approximately 62% and 46% of our total funded loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2005, our commercial loan portfolio included $4.1 million of loans, approximately 25% of our total funded loans, to fund the purchase of dental practices. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated and the Bank continues to grow, the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Our loan terms vary according to loan type. The following table shows the maturity distribution of our loans and leases as of June 30, 2005:

	As of June 30, 2005
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Real estate — construction	$2,295,000	$492,000	$292,000	$0	$0	$3,079,000
Real estate — secured	201,000	5,062,000	2,000,000	0	0	7,263,000
Commercial and industrial	1,829,000	3,105,000	0	735,000	0	5,669,000
Consumer	296,000	340,000	0	0	0	636,000
Leases	0	0	0	0	0	0
Other loans	0	0	0	0	0	0
Total	$4,621,000	$8,999,000	$2,292,000	$735,000	$0	$16,647,000

 Nonperforming Loans, Leases and Assets

 Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of June 30, 2005, we had no nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had no loans classified in these categories at June 30, 2005.

  Allowance for Loan Losses

Implicit in our lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with our loan portfolio, additions are made to our allowance for loan losses in the form of direct charges against income and our allowance is available to absorb possible loan losses. The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss, changes in the size and composition of the loan portfolio, and general economic conditions.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.5% of the outstanding principal will be used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Thus, our allowance was $250,000 and $100,000 as of June 30, 2005 and December 31, 2004, respectively.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the year ended December 31, 2004 and the first two quarters of 2005, we did not incur any charge-offs.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	As of June 30, 2005		As of December 31, 2004
	Amt.	Loan Category to Gross Loans	Amt.	Loan Category to Gross Loans
Allocated:
Real estate — construction	$41,000	16%	$20,000	20%
Real estate — secured	114,000	46	26,000	26
Commercial and industrial	85,000	34	51,000	51
Consumers	10,000	4	3,000	3
Leases	0		0
Other loans	0		0

Total allowance for loan and lease losses	$250,000	100%	$100,000	100%

  Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $1.2 million at June 30, 2005 and $1.2 million at December 31, 2004. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

  Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Three Months Ended June 30,			Six Months Ended June 30,			Year Ended December 31,
	2005						2004
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest-bearing demand deposits	$3,459,000	25%	0.0%	$2,566,000	24%	0.0%	$644,000	26%	0.0%
Money market deposits	6,139,000	45%	2.3%	4,801,000	44%	2.2%	701,000	28%	1.7%
NOW deposits	857,000	6%	0.5%	840,000	8%	0.5%	441,000	18%	0.5%
Savings deposits	228,000	2%	1.8%	230,000	2%	1.7%	131,000	5%	1.3%
Time certificates of deposit in denominations of $100,000 or more	2,185,000	16%	3.1%	1,720,000	16%	2.9%	404,000	16%	2.7%
Other Time deposits	820,000	6%	2.9%	633,000	6%	2.8%	165,000	7%	2.7%

Total deposits	$13,688,000	100%	1.8%	$10,790,000	100%	1.7%	$2,486,000	100%	1.2%

Total deposits at June 30, 2005 and December 31, 2004 were $16.1 million and $6.2 million respectively, representing an increase of $4.6 million, or 40%, during the second quarter of 2005. The Bank is constantly searching for ways to attract additional deposits.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the periods indicated:

	June 30, 2005	December 31, 2004

Three months or less	$253,000	$250,000
Over three months through six months	1,000,000	950,000
Over six months through 12 months	1,195,000	0
Over 12 months	412,000	0
Total	$2,860,000	$1,200,000

  Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	At June 30, 2005	At December 31, 2004
Return of assets	(6.8)%	(8.3)%
Return on equity	(12.5)%	(11.9)%
Dividend payout ratio	0%	0%
Equity to assets ratio	45%	70%

  Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit.

  Borrowings

The Company has access to a variety of borrowing sources including federal funds purchased.

At June 30, 2005 and December 31, 2004, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $2.7 million and $2.1 million, respectively, and no standby letters of credit. Management believes the Bank has sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $1.9 million and $1.5 million at June 30, 2005 and December 31, 2004, respectively.

The following table summarizes the Bank’s significant contractual obligations and other potential funding needs at June 30, 2005:

	As of June 30, 2005
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
Time deposits	$3,434,000	$66,000	$730,000	$0
Operating leases	164,000	345,000	355,000	541,000
Total	$3,598,000	$411,000	$1,085,000	$541,000

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

As of June 30, 2005, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005
Total Capital (to risk-weighted assets)	$13,051,000	65.1%	$1,603,000	>8%	$2,004,000	>10%
Tier 1 capital (to risk-weighted assets)	12,801,000	63.9%	801,000	>4%	1,202,000	>6%
Tier 1 capital (to average assets)	12,801,000	49.2%	1,039,000	>4%	1,300,000	>5%
As of December 31, 2004
Total Capital (to risk-weighted assets)	$14,555,000	147.9%	$787,000	>8%	$984,000	>10%
Tier 1 capital (to risk-weighted assets)	$14,455,000	146.9%	$393,000	>4%	$590,000	>6%
Tier 1 capital (to average assets)	$14,455,000	82.4%	$669,000	>4%	$836,000	>5%

  Liquidity Management

Our stock offering closed October 29, 2004 with 1,680,000 shares sold representing $16.8 million in gross total capital raised. Of this sum $403,000 was used for offering expenses and $14 million was injected into the Bank. Pre-opening costs totaled $1.6 million and consisted of professional fees of $282,000, consulting fees of $763,000 and operational expenses of $523,000. In addition, the Company funded certain expenses and the purchase of certain capital assets totaling $733,000 that was reimbursed and purchased by the Bank in early 2005. At June 30, 2005 the Company (excluding the Bank) had approximately $715,000 in remaining cash proceeds. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval which will not be granted until the accumulated deficit has been eliminated.

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

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is our intention to maintain a conservative loan to deposit ratio in the range of 70% over time. Given this goal, we will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will we seek to attract transient volatile, non-local deposits with above market interest rates. As of June 30, 2005, the loan to deposit ratio was 103%.

The Bank had cash and cash equivalents of $11.7 million, or 39% of total Bank assets, at June 30, 2005. We believe that, with the capital injection from the proceeds of the offering, the Bank should have more than adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At June 30, 2005, the Bank was considered “well capitalized” by regulatory standards.

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

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At June 30, 2005, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over a 12-month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Investment/Asset-liability Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the June 30, 2005 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider an up or down change of 100, 200, 300 and 400 basis points during a 12-month period. At June 30, 2005, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $90,000, or 6.8% lower than the net interest income in the rates unchanged scenario, and $181,000, or 13.8%, lower than the net interest income in the rates unchanged scenario at the June 30, 2005 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 20%. At June 30, 2005, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $73,000, or 5.6%, higher than the net interest income in the rates unchanged scenario, and $143,000, or 10.9%, higher than the net interest income in the rate unchanged scenario at the June 30, 2005 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of June 30, 2005:

	Change in Future Net Interest Income
	At June 30, 2005
	Dollar Change	Percentage Change
+400 basis points over one year	$283,000	21.6%
+300 basis points over one year+	212,000	16.2%
+200 basis points over one year	143,000	10.9%
+100 basis points over one year	73,000	5.6%
—100 basis points over one year	(90,000)	(6.8)%
—200 basis points over one year	(181,000)	(13.8)%
—300 basis points over one year	(273,000)	(20.8)%
—400 basis points over one year	(365,000)	(27.8)%

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at June 30, 2005, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of June 30, 2005
	Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets:
Short-term investments and federal funds sold	$10,065,000	$0	$0	$0	$0	$0	$10,065,000
Investment securities	0	0	0	0	420,000	0	420,000
Loans	4,781,000	2,205,000	4,489,000	2,901,000	2,271,000	0	16,647,000
Fixed and other assets	0	0	0	0	0	2,559,000	2,559,000
Total Assets	$14,846,000	$2,205,000	$4,489,000	$2,901,000	$2,691,000	$2,559,000	$29,691,000

Liabilities and Shareholders’ Equity:
Interest-bearing checking, savings and money market accounts	2,901,000	0	0	4,303,000	0	4,688,000	11,892,000
Certificates of deposit	0	334,000	3,100,000	66,000	730,000	0	4,230,000
Borrowed funds	0	0	0	0	0	0	0
Other liabilities	0	0	0	0	0	41,000	41,000
Shareholders’ equity	0	0	0	0	0	13,528,000	13,528,000
Total liabilities and shareholders’ equity	2,901,000	334,000	3,100,000	4,369,000	730,000	18,257,000	29,691,000
Period gap	11,945,000	1,871,000	1,389,000	(1,468,000)	1,961,000
Cumulative gap	11,945,000	13,816,000	15,205,000	13,737,000	15,698,000
Period gap to total assets	40%	6%	10%	(5)	7%%
Cumulative gap to total assets	40%	47%	51%	46%	43%

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

  Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of June 30, 2005
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years

Operating Leases	$164,000	$345,000	$355,000	$541,000

Total	$164,000	$345,000	$355,000	$541,000

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part I, Item 2 of this Quarterly Report on Form 10-QSB is incorporated herein by reference.

ITEM 4.  Controls and Procedures

 As of the end of the period covered by this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

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

The following is a reasonable estimate of the application of net offering proceeds through June 30, 2005:

Gross proceeds from sale of shares	$16,800,000

Offering expenses	$403,000
Organizational expenses	$1,568,000
Contribution to the capital of the Bank	$14,000,000
Holding company operating expenses	$114,000

Remaining net proceeds	$715,000

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At our Annual Shareholders’ Meeting on June 2, 2005, shareholders elected each of the director nominees and approved the 2005 Stock Incentive Plan.

	Voted For	Withheld
1. To elect a board of directors to hold office until the next annual shareholders’ meeting or until their respective successors have been elected or appointed.

Patrick Adams	1,002,121	4,500

Stanley Allred	1,000,621	6,000

Dan Basso	996,621	10,000

Frankie Basso	995,621	11,000

Darrell Cain	999,121	7,500

David Carstens	997,121	9,500

Ron Denheyer	996,121	10,500

Mark Foglietta	997,121	9,500

Frank Hundley	997,121	9,500

Hunter Hunt	997,121	9,500

Steven Jones	996,321	10,300

Eric Langford	997,121	9,500

Steven Lugar	999,121	7,500

Charles Mapes	998,121	8,500

Thomas McDougal	996,121	10,500

Daniel Meyer	997,121	9,500

Cyvia Noble	997,121	9,500

Anthony Pusateri	997,121	9,500

James Rose	997,121	9,500

Gordon Youngblood	997,121	9,500

	Voted For	Voted Against	Abstain	Broker Non- Votes
2. To approve 2005 Stock Incentive Plan.	976,871	19,750	10,000	0

ITEM 5.  Other Information

 Not applicable.

ITEM 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST METROPLEX CAPITAL, INC.

Date: August 15, 2005	By:	/s/ Patrick G. Adams
Patrick G. Adams President and Chief Executive Officer