Form 10QSB
period 2005-09-30
FIRST METROPLEX CAPITAL INC
filed 2005-11-14
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number 000-51297

FIRST METROPLEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Texas	71-0919962
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16000 Dallas Parkway, Suite 125, Dallas, Texas 75248
(Address of principal executive offices)

(972) 720- 9000
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of November 14, 2005, was 1,680,150 shares.

FIRST METROPLEX CAPITAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(Unaudited)
ASSETS

Cash and due from banks	$1,997,000	$843,000
Federal funds sold	10,415,000	11,565,000

Total cash and cash equivalents	12,412,000	12,408,000

Investments restricted	420,000	420,000
Loans, less allowance for credit losses of $356,000 and $100,000	24,102,000	6,559,000
Bank premises and equipment, net	1,125,000	1,181,000
Other assets	28,000	115,000

TOTAL ASSETS	$38,087,000	$20,683,000

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Demand deposits
Noninterest bearing	$4,284,000	1,739,000
Interest bearing	13,674,000	2,754,000
Time deposits $100,000 and over	4,043,000	1,200,000
Other time deposits	2,849,000	526,000

Total deposits	24,850,000	6,219,000

Other liabilities	61,000	9,000

Total liabilities	24,911,000	6,228,000

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value
10,000,000 shares authorized
1,680,150 and 1,680,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	17,000	17,000
Additional paid-in capital	16,382,000	16,380,000
Retained deficit	(3,223,000)	(1,942,000)

Total shareholders' equity	13,176,000	14,455,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$38,087,000	$20,683,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	3 MONTHS ENDED SEPTEMBER 30, 2005	3 MONTHS ENDED SEPTEMBER 30, 2004	9 MONTHS ENDED SEPTEMBER 30, 2005	9 MONTHS ENDED SEPTEMBER 30, 2004

INTEREST INCOME
Interest and fees on loans	$411,000		$867,000	$—
Investment securities
Restricted investments	6,000		19,000	—
Federal funds sold	89,000		216,000	—

Total interest income	506,000		1,102,000	—

INTEREST EXPENSE
Deposits	120,000		210,000	—

Interest income, net	386,000		892,000	—

PROVISION FOR CREDIT LOSSES	106,000		256,000	—

Interest income after
provision for credit losses	280,000		636,000	—

OTHER INCOME
Service fees	9,000		19,000	—

	9,000		19,000	—
OTHER EXPENSES
Salaries and employee benefits	325,000		1,027,000	—
Occupancy expense	127,000		347,000	—
Professional fees	46,000		135,000	—
Other operating expenses	145,000		427,000	—

	643,000		1,936,000	—

Loss from operations	(354,000)		(1,281,000)	—

Preopening costs	—	(344,000)	—	(1,028,000)

NET LOSS	(354,000)		(1,281,000)	(1,028,000)

Net loss per weighted average share	$(0.21)

Weighted average shares outstanding	1,680,000		1,680,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total

BALANCE, December 31, 2004	$17,000	$16,380,000	$(1,942,000)	$—	$14,455,000
Exercise of Warrants	—	2,000			2,000
Comprehensive income
Net loss - YTD			(1,281,000)
Total comprehensive loss					(1,281,000)

BALANCE, September 30, 2005	$17,000	$16,382,000	$(3,223,000)		13,176,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2005	NINE MONTHS ENDED SEPTEMBER 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,281,000)	$(1,028,000)
Adjustments to reconcile net loss
to net cash used in operating activities

Provision for credit losses	256,000	—
Depreciation expense	146,000	13,000
Changes in operating assets and liabilities:
Other assets	87,000	(11,000)
Other liabilities	52,000	(12,000)

Net cash used in operating activities	(740,000)	(1,038,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(17,799,000)	—
Purchases of bank premises and equipment	(90,000)	(849,000)

Net cash used in investing activities	(17,889,000)	(849,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from organizers	—	1,544,000
Cash received upon exercise of warrants	2,000	—
Net change in demand deposits	13,223,000	—
Net change in time deposits	5,408,000	—

Net cash provided by financing activities	18,633,000	1,544,000

Net change in cash and cash equivalents	4,000	(343,000)

CASH AND CASH EQUIVALENTS,
beginning of period	12,408,000	343,000

CASH AND CASH EQUIVALENTS,
end of period	$12,412,000	$168,000

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$210,000	$—
Income taxes paid	$—	$—
The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

First Metroplex Capital, Inc. (the “Company”) was incorporated on December 23, 2002 for the purpose of holding the common stock of T Bank (the “Bank”). For the period from December 23, 2002 (date of inception) to November 2, 2004, the Company was in a development stage engaging in the preparation of applications for regulatory approvals, raising capital, financial planning, systems development, acquisition of equipment and facilities and recruiting activities. On October 29, 2004 the Company completed an offering of 1,680,000 shares of its common stock at a price of $10 per share. The gross proceeds from the offering totaled $16,800,000.

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

In the opinion of management, all adjustments consist only of normal recurring adjustments, necessary to present fairly the assets, liabilities, and equity of the Company and the operations and changes in shareholders equity for the three and nine months ended September 30, 2005 have been included.

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

There were no common stock equivalents issued during the nine months ended September 30, 2005 and all previously issued warrants were fully vested at December 31, 2004.

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

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was 1,680,000 for the nine months ended September 30, 2005.

The Company reported net losses for the nine months ended September 30, 2005 and 2004. Accordingly, the dilutive effect of stock options and warrants is not considered in the net loss per share calculations for this period as the impact would have been anti-dilutive.

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

NOTE 2.  LOANS

The components of loans at September 30, 2005 are summarized as follows:

Commercial	$9,676,000
Consumer installment	752,000
Real estate	14,030,000
24,458,000
Less allowance for loan losses	356,000
$24,102,000

The change in the allowance for credit losses for 2005 is as follows:

Balance at beginning of year	$100,000
Provision charged to operations	256,000
Loans charged off	—
Recoveries of loans previously charged off	—
Balance at September 30, 2005	$356,000

The components of loans at December 31, 2004 are summarized as follows:

Commercial	$3,415,000
Consumer installment	176,000
Real estate	3,068,000
6,659,000
Less allowance for loan losses	100,000
$6,559,000

At September 30, 2005, there were no loans which were contractually delinquent over ninety days that were continuing to accrue interest. In addition, there were no loans considered impaired, which should have been recognized in conformity with SFAS No. 114 and SFAS No. 118. No interest income on impaired loans was recognized for cash payments during the period ended September 30, 2005.

NOTE 3.  SECURITIES

At September 30, 2005 and December 31, 2004 securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Federal Reserve Bank Stock	$420,000	$—	$—	$420,000

NOTE 4.  RELATED PARTIES

Certain Directors and Officers of the Bank have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

NOTE 5.  BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005	December 31, 2004

Leasehold improvements	$505,000	$504,000
Furniture and equipment	787,000	698,000

	1,292,000	1,202,000
Less accumulated depreciation	167,000	21,000

	$1,125,000	$1,181,000

NOTE 6.  DEPOSITS

Deposits at September 30, 2005 are summarized as follows:

	Amount	Percent
Noninterest bearing demand	$4,284,000	17%
Interest bearing demand (NOW)	764,000	3%
Money market accounts	12,910,000	52%
Savings accounts	248,000	1%
Certificates of deposit, less than $100,000	2,601,000	10%
Certificates of deposit, $100,000 or greater	4,043,000	17%

	$24,850,000	100%

Deposits at December 31, 2004 are summarized as follows:

Noninterest bearing demand	$1,739,000	28%
Interest bearing demand (NOW)	758,000	12%
Money market accounts	1,996,000	32%
Savings accounts	242,000	4%
Certificates of deposit, less than $100,000	284,000	5%
Certificates of deposit, $100,000 or greater	1,200,000	19%

	$6,219,000	100%

At September 30, 2005, the scheduled maturities of certificates of deposit were as follows:

2005	$806,000
2006	3,472,000
2007	694,000
2008	50,000
2009	0
2010	1,622,000

Total	$6,644,000

NOTE 7.  INCOME TAXES

Management has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carry forward period.

As of December 31, 2004, the Company had net tax operating loss carry forwards of approximately $191,000 that will ultimately expire in 2024 if not used.

NOTE 8.  STOCK OPTIONS

The Company’s shareholders have approved a stock incentive plan designed to provide it with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors who have reserved 260,000 shares for issuance. There are contractual obligations outstanding at September 30, 2005 and December 31, 2004 to issue options to purchase 150,000 shares.

NOTE 9.  STOCK WARRANTS

The Company has two stock warrant plans at September 30, 2005 and December 31, 2004.

Initial shareholders in the Company received warrants to purchase one share of common stock for every five shares of common stock purchases in the offering. A total of 336,000 warrants were issued. These warrants are exercisable at a price of $12.50 per share at any time until November 2, 2007. During the three months ended September 30, 2005, a total of 150 warrants were exercised.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014.

There were no additional warrants issued during the nine months ended September 30, 2005.

NOTE 10.  ADVANCES FROM ORGANIZERS

The Company’s organizers advanced funds for organizational and other preopening expenses. The advances were non interest bearing and had no stated maturity. The Company repaid the advances by issuing shares of common stock at $10 per share.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2005, the Company had commitments to extend credit of approximately $7,340,000 and no standby letters of credit. At December 31, 2004, the Company had commitments to extend credit of approximately $2,124,000 and no standby letters of credit.

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

The agreements provide for compensation and benefits including the issuance of options to acquire up to 140,000 shares of the Company’s common stock at $10 per share, exercisable within ten years from the date of grant. At September 30, 2005, these options had not been issued.

The agreements further provide for termination payments in the event of a change in control, as defined in the employment agreements.

NOTE 12.  REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2005 and December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2005 and December 31, 2004, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of September 30, 2005
Total Capital (to Risk Weighted Assets)	$12,838	46.8%	2,193	≥8.00%	$2,742	≥10.00%

Tier I Capital (to Risk Weighted Assets)	12,495	45.5%	1,096	≥4.00%	1,645	≥6.00%

Tier I Capital (to Average Assets)	12,495	36.6%	1,365	≥4.00%	1,706	≥5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of December 21, 2004
Total Capital (to Risk Weighted Assets)	$14,555	147.98%	$787	≥8.00%	$984	≥10.00%

Tier I Capital (to Risk Weighted Assets)	14,455	146.96%	393	≥4.00%	590	≥6.00%

Tier I Capital (to Average Assets)	14,455	82.94%	669	≥4.00%	836	≥5.00%

NOTE 13.  PREOPENING EXPENSES

As explained in Note 1, the Bank was in a development stage from December 23, 2002 to November 1, 2004 and incurred certain preopening costs. The preopening costs consisted of the following:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Regulatory fees	$0	$0
Professional fees	25,000	319,000
Consulting fees	26,000	409,000
Preoffering consulting fees	0	0
Preopening operation expenses	293,000	300,000

	$344,000	$1,028,000

NOTE 14.  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

FIRST METROPLEX CAPITAL, INC.
CONDENSED BALANCE SHEET
JUNE 30, 2005

ASSETS
Cash and due from banks	$696,000
Fixed assets	12,000
Investment in subsidiary	12,468,000
Total Assets	$13,176,000

LIABILITIES AND CAPITAL
Capital	13,176,000
Total Liabilities and Capital	13,176,000

FIRST METROPLEX CAPITAL, INC.
CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005

	Three Months	Nine Months
Equity in loss from Bank	$(334,000)	$(1,158,000)
Noninterest expense:
Professional and administrative expenses	20,000	123,000
Total	20,000	123,000
Net Loss	$(354,000)	$(1,281,000)

FIRST METROPLEX CAPITAL, INC. CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Cash Flows from Operating Activities:
Net Loss	(1,281,000)
Adjustments to reconcile net loss
To net cash provided by operating activities
Equity in loss of Bank	1,158,000

Changes in operating assets and liabilities:
Other assets	721,000

Net cash provided by operating activities	598,000

Cash Flows from Investing Activities

Net cash provided by investing activities	—

Cash Flows from Financing Activities

Cash received upon exercise of warrants	2,000

Net cash provided from financing activities	2,000

Net change in cash and cash equivalents	600,000

Cash and cash equivalents, beginning of year	96,000

Cash and cash equivalents, end of period	$696,000

Supplemental Disclosure of Cash Flow Information
Interest paid	$—
Income tax paid	$—

FIRST METROPLEX CAPITAL, INC. CONDENSED BALANCE SHEET DECEMBER 31, 2004

ASSETS
Cash and due from banks	$96,000
Bank premises and equipment, net	457,000
Accounts receivable	276,000
Other assets	13,626,000
Total Assets	$14,445,000

LIABILITIES AND CAPITAL
Capital	14,455,000
Total Liabilities and Capital	$14,455,000

FIRST METROPLEX CAPITAL, INC. CONDENSED INCOME STATEMENT FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004

	Three Months	Nine Months
Noninterest expense:
Preopening expenses	$344,000	$1,028,000
Total	344,000	1,028,000
Net Loss	$(344,000)	$(1,028,000)

FIRST METROPLEX CAPITAL, INC. CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Cash Flows from Operating Activities:
Net Loss	$(1,028,000)
Adjustments to reconcile net loss
To net cash provided by operating activities
Depreciation expense	13,000
Changes in operating assets and liabilities:
Other assets	(11,000)
Other liabilities	(12,000)

Net cash used in operating expenses	(1,038,000)

Cash Flows from Investing Activities
Purchases of bank premises and equipment	(849,000)

Net cash used in investing activities	(849,000)

Cash Flows from Financing Activities:
Advance from organizers	1,544,000
Net cash provided from financing activities	1,544,000
Net decrease in cash and cash equivalents	(343,000)
Cash and cash equivalents, beginning of period	343,000
Cash and cash equivalents, end of period	$0

Supplemental Disclosure of Cash Flow Information	—
Income tax paid	—

ITEM 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis presents our consolidated financial condition for the three months and nine months ended September 30, 2005, and our consolidated results of operations as of December 31, 2004 and September 30, 2004. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,”“should,”“could,”“predict,”“potential,”“believe,”“will likely result,”“expect,”“anticipate,”“seek,”“estimate,”“intend,”“plan,”“projection,”“would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2004, including the following:

•	we have limited operating history upon which to base an estimate of our future financial performance;

•
we have incurred substantial start-up expenses associated with our organization and our recent public offering and expect to sustain losses or achieve minimal profitability during our initial years of operations;

•
if we are unable to implement our business plan and strategies, we will be hampered in our ability to develop business and serve or customers, which, in turn, could have an adverse effect on our financial performance;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	we face substantial competition in our primary market area;

•	the Bank’s current legally mandated lending limits are lower than those of our competitors, which may impair our ability to attract borrowers;

•	an economic downturn, especially one affecting our primary service area, may have an adverse effect on our financial performance;

•
changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations, as well as other factors, will affect the demand for loans and the ability of the Bank to attract deposits;

•
changes in the general level of interest rates and other economic factors can affect the Bank’s interest income by affecting the spread between interest-earning assets and interest-bearing liabilities;

•	we have no current intentions of paying cash dividends;

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;

•	we may not be able to raise additional capital on terms favorable to us; and

•	our directors and executive officers beneficially own a significant portion of our outstanding common stock.

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

Executive Overview

Introduction

We are a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through our wholly owned banking subsidiary, T Bank. Our principal markets include North Dallas, Addison, Plano, Frisco and the neighboring Texas communities. As of September 30, 2005, we had, on a consolidated basis, total assets of $38.1 million, net loans of $24.1 million, total deposits of $24.9 million, and shareholders’ equity of $13.2 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank. In 2004, we completed an initial public offering of our common stock, issuing 1,680,000 shares at a price of $10.00 per share. The net proceeds that we received from the offering, after deducting offering expenses, were approximately $16.4 million. The Bank opened for business on November 2, 2004.

The following discussion focuses on our financial condition for the three months and nine months ended September 30, 2005 and our results of operations as of December 31, 2005 and September 30, 3005. Since the Bank did not open until November 2, 2004, comparison to the same periods in 2004 would not be meaningful. While comparisons are provided to the fiscal year ended December 31, 2004, those comparisons are affected significantly by the fact that the Bank did not begin operations until November 2004. There can be no assurance that the growth experienced by the Bank in its initial stage of development will be maintained.

Key Performance Indicators at September 30, 2005

We believe the following were key indicators of our performance and results of operations through the first three quarters of 2005:

•
our total assets grew to $38.1 million at the end of the third quarter of 2005, representing an increase of 84%, from $20.7 million at the end of 2004 and an increase of 28% from $29.7 million at the end of the second quarter of 2005;

•
our total loans grew to $24.1 million at the end of the third quarter of 2005, representing an increase of 265%, from $6.6 million at the end of 2004 and an increase of 46% from $16.4 million at the end of the second quarter of 2005;

•
our total deposits grew to $24.9 million at the end of the third quarter of 2005, representing an increase of 301%, from $6.2 million at the end of 2004 and an increase of 54% from $16.1 million at the end of the second quarter of 2005;

•	our total revenue grew to $515,000 in the third second quarter of 2005 compared to $378,000 in the second quarter of 2005, representing an increase of 36%; and

•	our net loss was $354,000 in the third quarter of 2005, representing a decrease of 22%, from $455,000 in the second quarter of 2005.

 These items, as well as other factors, are discussed in further detail throughout this “Management’s Discussion and Analysis or Plan of Operation” section of this Quarterly Report on Form 10-QSB.

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

Net interest income increased by 24%, or $76,000, to $386,000 in the third quarter of 2005 from $310,000 for the second quarter of 2005. Our net interest margin increased from 4.8% to 4.9% for the same periods. These increases primarily resulted from higher loan volumes and interest bearing deposit volumes.

Total interest income increased by 36% to $506,000 for the third quarter of 2005, as compared to $371,000 for the second quarter of 2005. This increase is attributable primarily to increased loan volumes. We attribute this growth to our ongoing marketing efforts.

Total interest expense increased by 96% to $120,000 in the third quarter of 2005, compared to $61,000 in the second quarter of 2005. These increases resulted primarily from our ongoing marketing efforts to attract new deposits. The average interest rate we paid for interest-bearing deposits for the third quarter of 2005 was 2.8%, compared to 2.4% for the second quarter of 2005.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three months and nine months ended September 30, 2005 and the three months ended December 31, 2004.

QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the three months ended September 30, 2005			For the nine months ended September 30, 2005			For the three months ended December 31, 2004
	Average Balance	Revenue Expense	Yield Rate	Average Balance	Revenue Expense	Yield Rate	Average Balance	Revenue Expense	Yield Rate

Assets
Interest-earning assets:
Loans	$21,018	$411	7.8%	$14,985	$868	7.7%	$4,903	$56	6.9%
Less reserve for loan loss	293			209			39
Loans net of reserve	20,725			14,776			4,864
Federal funds sold	10,400	89	3.4%	10,023	216	2.9%	9,074	31	2.0%
Securities	420	6	5.7%	420	19	6.0%	577	5	5.2%
Total earning assets	31,545	506	6.4%	25,219	1,103	5.8%	14,515	92	3.8%
Cash and other assets	2,626			2,213			1,405
Total assets	$34,171			$27,432			$15,920
Liabilities and Shareholders’ Equity
NOW accounts	$786	$1	0.5%	$822	$3	0.5%	$441	$0	0.5%
Money market accounts	10,286	68	2.6%	6,641	121	2.4%	701	2	1.7%
Savings accounts	232	1	1.7%	230	2	1.2%	131	0	1.8%
Certificates of deposit	2,116	19	3.6%	1,131	29	3.4%	165	1	2.9%
Certificates of deposit $100,000 or more	3,261	29	3.6%	2,238	55	3.3%	405	2	2.5%
Total interest bearing deposits	16,681	118	2.8%	11,062	210	2.5%	1,843	5	1.7%
Noninterest bearing deposits	4,774			3,308			644
Other liabilities	64			40			—
Shareholders’ equity	12,652			13,022			13,433
Total liabilities and shareholders' equity	$34,171			$27,432			$15.920
Net interest Income		388			893			87
Net interest spread			3.6%			3.3%			2.1%
Net interest margin			4.9%			4.7%			3.6%
Provision for loan loss		106			256			100
Non-interest income		8			19			1
Non-interest expense		623			1,814			363
Income (loss) before Income taxes		(333)			(1,158)			(375)
Income taxes expense (benefit)		—			—			—
Net income		-$333			-$1,158			-$375
Earnings (Loss) per share		(0.20)			(0.69)			(0.22)
Return on average equity		-10.5%			-11.9%			-16.8%

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

In the third quarter of 2005, our provision for loan and lease losses was $106,000 compared to $74,000 for the first quarter of 2005 and $76,000 for the second quarter of 2005. The provision amounts are directly related to loan volumes. We did not have any charge-offs or non-performing loans during the third quarter of 2005.

Noninterest Income

As with the second quarter of 2005, our noninterest income for the quarter ended September 30, 2005 was attributable solely to service charges on depository accounts. Services charges for the third quarter of 2005 totaled $9,000, compared to $7,000 for the second quarter of 2005. The increase in income from service charges is attributable to the increase in our number of transactional and savings accounts.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the Bank for the periods indicated:

	Three months ended September 30, 2005	Nine months ended September 30, 2005	Three months ended December 31, 2004

Salaries and employee benefits	$325,000	$1,027,000	$239,000
Net occupancy expense	127,000	347,000	60,000
Office expenses	36,000	83,000	13,000
Data processing	45,000	118,000	23,000
Professional fees	28,000	65,000	8,000
Advertising and promotional	19,000	53,000	4,000
Other expenses	43,000	119,000	16,000
Total noninterest expenses	$623,000	$1,814,000	$363,000

Our total noninterest expense decreased to $623,000 in the third quarter of 2005, as compared to $696,000 for the second quarter of 2005, representing a decrease of 10%. Expenses were lower due to fewer employees.

Salaries and employee benefits totaled $325,000 for the third quarter of 2005. We had 12 full-time equivalent employees as of September 30, 2005.

Occupancy and equipment expenses totaled $128,000 for the third quarter of 2005, attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Professional fees and other expenses were $28,000 for the third quarter of 2005, attributable primarily to professional fees and expenses associated with loan compliance, audit expenses, public reporting and other expenses generally associated with publicly-traded companies.

Income Taxes

No federal tax expense has been recorded for the quarter ended September 30, 2005, based upon net operating losses. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved.

Financial Condition

Our total assets as of September 30, 2005 were $38.1 million, compared to $29.7 million as of June 30, 2005 and $20.7 million as of December 31, 2004. The increase in our total assets during the first three quarters of 2005 were primarily the result of increases in deposits.

Our total deposits increased to $24.9 million as of September 30, 2005, compared to $16.1 million as of June 30, 2005 and $6.2 million as of December 31, 2004. Our asset growth during the first three quarters of 2005 was primarily the result of our continued marketing efforts to attract new clients.

As of September 30, 2005, our shareholders’ equity was $13.2 million, compared to $13.5 million as of June 30, 2005 and $14.5 million as of December 31, 2004. These decreases were the result of operating losses in the first three quarters of 2005.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At September 30, 2005, the Bank had $10.4 million in federal funds sold. At December 31, 2004 the Bank had $11.6 million federal funds sold. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio will primarily serve as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-liability Committee.

At September 30, 2005 and December 31, 2004, the Bank’s securities consisted solely of Federal Reserve Bank Stock, having an amortized cost of $420,000, an estimate fair value of $420,000, and a weighted average yield of 5.7%.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of September 30, 2005	As of December 31, 2004
Real estate - mortgage	$10,834,000	$1,732,000
Commercial and industrial	9,676,000	3,415,000
Consumer	752,000	176,000
Real estate - construction	3,196,00	1,336,000
Other loans	0	0
Gross loans and leases	$24,458,000	$6,659,000

Less: Allowance for loan and lease losses	356,000	100,000
Loans, net	$24,102,000	$6,559,000

As of September 30, 2005 and December 31, 2004, our total loans were $24.1 million and $6.7 million, respectively. The increase in our loan volume during the third quarter of 2005 resulted from the continued growth of our operations. Our total loans as a percentage of total assets increased to 64% as of September 30, 2005, compared to 56% as of June 30, 2005 and 32% as of December 31, 2004.

Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our client’s businesses. At September 30, 2005 and December 31, 2004, funded loans totaled $9.7 million and $3.4 million, approximately 40% and 51% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At September 30, 2005 and December 31, 2004, funded consumer loans totaled $752,000 and $176,000, approximately 3% and 2.6% of our total funded loans, respectively.

Our real estate loan portfolio is comprised of construction loans and short term mortgage loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. We typically make construction loans to builders that have an established record of successful project completion and loan repayment. Short term mortgage loans typically are secured by commercial properties occupied by the borrower, have terms of three to ten years with both fixed and floating rates. At September 30, 2005 and December 31, 2004, funded real estate loans totaled $14.0 million and $3.1 million, approximately 57% and 46% of our total funded loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2005, our commercial loan portfolio included $6.4 million of loans, approximately 25% of our total funded loans, to fund the purchase of dental practices. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated and the Bank continues to grow, the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Our loan terms vary according to loan type. The following table shows the maturity distribution of our loans and leases as of September 30, 2005:

	As of September 30, 2005
	Over 1 Year through 5 Years			Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Real estate — construction	$2,986,000	$210,000	$0	$0	$0	$3,196,000
Real estate — secured	3,624,000	5,210,000	2,000,000	0	0	10,834,000
Commercial and industrial	5,229,000	2,939,000	137,000	1,371,000	0	9,676,000
Consumer	161,000	401,000	0	190,000	0	752,000
Leases	0	0	0	0	0	0
Other loans	0	0	0	0	0	0
Total	$12,000,000	$8,760,000	$2,137,000	$1,561,000	$0	$24,458,000

Nonperforming Loans, Leases and Assets

 Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of September 30, 2005, we had no nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had no loans classified in these categories at September 30, 2005.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.5% of the outstanding principal will be used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Thus, our allowance was $356,000 and $100,000 as of September 30, 2005 and December 31, 2004, respectively.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the year ended December 31, 2004 and the first three quarters of 2005, we did not incur any charge-offs.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	As of September 30, 2005		As of December 31, 2004
	Amt.	Loan Category to Gross Loans	Amt.	Loan Category to Gross Loans
Allocated:
Real estate — construction	$48,000	13%	$20,000	20%
Real estate — secured	162,000	46	26,000	26
Commercial and industrial	135,000	38	51,000	51
Consumers	11,000	3	3,000	3
Leases	0		0
Other loans	0		0

Total allowance for loan and lease losses	$356,000	100%	$100,000	100%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $1.1 million at September 30, 2005 and $1.2 million at December 31, 2004. We have no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, we do not expect significant changes in our total occupancy expense.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Three Months Ended September 30			Nine Months Ended September 30,			Year Ended December 31,
	2005						2004
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposit	Average Rate	Average Balance	Percent of Deposit	Average Rate
Noninterest-bearing demand deposits	$4,774,000	22%	0.0%	$3,308,000	23%	0.0%	$644,000	26%	0.0%
Money market deposits	10,286,000	48%	2.6%	6,641,000	45%	2.4%	701,000	28%	1.7%
NOW deposits	786,000	4%	0.5%	822,000	6%	0.5%	441,000	18%	0.5%
Savings deposits	232,000	1%	1.7%	230,000	2%	1.2%	131,000	5%	1.3%
Time certificates of deposits in denominations of $100,000 or more	3,261,000	15%	3.6%	2,238,000	16%	3.3%	404,000	16%	2.7%
Other Time Deposits	2,116,000	10%	3.6%	1,131,000	8%	3.4%	165,000	7%	2.7%

Total Deposits	$21,455,000	100%	2.2%	$14,370,000	100%	1.95%	$2,486,000	100%	1.2%

Total deposits at September 30, 2005 and December 31, 2004 were $24.9 million and $6.2 million respectively, representing an increase of $18.7 million, or 301%, during the first three quarters of 2005. The Bank is constantly searching for ways to attract additional deposits.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the periods indicated:

	September 30, 2005	December 31, 2004

Three months or less	$459,000	$250,000
Over three months through six months	337,000	950,000
Over six months through 12 months	1,813,000	0
Over 12 months	1,434,000	0
Total	$4,043,000	$1,200,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	At September 30, 2005	At December 31, 2004

Return on assets	(4.5)%	(8.3)%
Return on equity	(12.9)%	(11.9)%
Dividend payout ratio	0%	0%
Equity to assets ratio	34%	70%

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit.

Borrowings

The Company has access to a variety of borrowing sources including federal funds purchased.

At September 30, 2005 and December 31, 2004, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $5.5 million and $2.1 million, respectively, and no standby letters of credit. Management believes the Bank has sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $4.3 million and $1.5 million at September 30, 2005 and December 31, 2004, respectively.

The following table summarizes the Bank’s significant contractual obligations and other potential funding needs at September 30, 2005:

	As of September 30, 2005
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
Time deposits	$4,519,000	$751,000	$1,622,000	$0
Operating leases	164,000	301,000	289,000	521,000
Total	$4,683,000	$1,052,000	$1,911,000	$521,000

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

As of September 30, 2005, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005
Total Capital (to risk-weighted assets)	$12,838,000	46.8%	$2,193,000	>8%	$2,742,000	>10%
Tier 1 capital (to risk-weighted assets)	12,495,000	45.5%	1,096,000	>4%	1,645,000	>6%
Tier 1 capital (to average assets)	12,495,000	36.6%	1,365,000	>4%	1,706,000	>5%
As of December 31, 2004
Total Capital (to risk-weighted assets)	$14,555,000	147.9%	$787,000	>8%	$984,000	>10%
Tier 1 capital (to risk-weighted assets)	$14,455,000	146.9%	$393,000	>4%	$590,000	>6%
Tier 1 capital (to average assets)	$14,455,000	82.9%	$669,000	>4%	$836,000	>5%

Liquidity Management

Our stock offering closed October 29, 2004 with 1,680,000 shares sold representing $16.8 million in gross total capital raised. Of this sum $403,000 was used for offering expenses and $14 million was injected into the Bank. Pre-opening costs totaled $1.6 million and consisted of professional fees of $282,000, consulting fees of $763,000 and operational expenses of $523,000. In addition, the Company funded certain expenses and the purchase of certain capital assets totaling $733,000 that was reimbursed and purchased by the Bank in early 2005. At September 30, 2005 the Company (excluding the Bank) had approximately $696,000 in remaining cash proceeds. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval which will not be granted until the accumulated deficit has been eliminated.

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

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is our intention to maintain a conservative loan to deposit ratio in the range of 70% over time. Given this goal, we will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will we seek to attract transient volatile, non-local deposits with above market interest rates. As of September 30, 2005, the loan to deposit ratio was 98%.

The Bank had cash and cash equivalents of $12.4 million, or 32% of total Bank assets, at September 30, 2005. We believe that, with the capital injection from the proceeds of the offering, the Bank should have more than adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At September 30, 2005, the Bank was considered “well capitalized” by regulatory standards.

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

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At September 30, 2005, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over a 12-month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Investment/Asset-liability Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the September 30, 2005 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider an up or down change of 100, 200, 300 and 400 basis points during a 12-month period. At September 30, 2005, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $128,000, or 6.7% lower than the net interest income in the rates unchanged scenario, and $259,000, or 13.5%, lower than the net interest income in the rates unchanged scenario at the September 30, 2005 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 20%. At September 30, 2005, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $58,000, or 3.0%, higher than the net interest income in the rates unchanged scenario, and $112,000, or 5.8%, higher than the net interest income in the rate unchanged scenario at the September 30, 2005 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of September 30, 2005:

	Change in Future Net Interest Income At September 30, 2005
	Dollar Change	Percentage Change

+200 basis points over one year	112,000	5.8%
+100 basis points over one year	58,000	3.0%
—100 basis points over one year	(128,000)	(6.7)%
—200 basis points over one year	(259,000)	(13.5)%

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at September 30, 2005, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of September 30, 2005 Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets:

Short-term investments and federal funds sold	$10,415,000	$0	$0	$0	$0	$0	$10,415,000
Investment securities	0	0	0	0	420,000	0	420,000
Loans	9,023,000	2,663,000	6,086,000	3,489,000	3,197,000	0	24,458,000
Fixed and other assets	0	0	0	0	0	2,794,000	2,794,000
Total Assets	$19,438,000	$2,663,000	$6,086,000	$3,489,000	$3,617,000	$2,794,000	$38,087,000

Liabilities and Shareholders’ Equity:
Non-interest-bearing, interest-bearing checking, savings and money market accounts	5,874,000	0	0	7,800,000	0	4,284,000	17,958,000
Certificates of deposit	0	1,030,000	3,463,000	75,000	1,648,000	0	6,892,000
Borrowed funds	0	0	0	0	0	0	0
Other liabilities	0	0	0	0	0	61,000	61,000
Shareholders’ equity	0	0	0	0	0	13,176,000	13,176,000
Total liabilities and shareholders’ equity	5,874,000	1,030,000	3,463,000	8,551,000	1,648,000	17,521,000	38,087,000
Period gap	13,564,000	1,633,000	2,623,000	(5,062,000)	1,969,000
Cumulative gap	13,564,000	15,197,000	17,820,000	12,758,000	14,727,000
Period gap to total assets	36%	4%	7%	(13)%	5%
Cumulative gap to total assets	36%	40%	47%	34%	39%

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

  Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of September 30, 2005
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years

Operating Leases	$164,000	$301,000	$289,000	$521,000

Total	$164,000	$301,000	$289,000	$521,000

ITEM 3.  Controls and Procedures

 As of the end of the period covered by this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

The following is a reasonable estimate of the application of net offering proceeds through September 30, 2005:

Gross proceeds from sale of shares	$16,800,000
Less:
Offering expenses	$403,000
Organizational expenses	$1,568,000
Contribution to the capital of the Bank	$14,000,000
Holding company operating expenses	$133,000

Remaining net proceeds	$696,000

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

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

FIRST METROPLEX CAPITAL, INC.

Date: November 14, 2005	By:	/s/ Patrick G. Adams
Patrick G. Adams President and Chief Executive Officer