Form 10KSB
period 2005-12-31
FIRST METROPLEX CAPITAL INC
filed 2006-03-31
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10−KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number: 000-51297

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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
Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were approximately $1,783,000.

The aggregate market value of the common stock held by non-affiliates, based upon the price at which the common stock was sold as of March 29, 2006 was $20,160,000.

There were 1,680,150 shares outstanding of common stock outstanding as of the close of business of March 29, 2006.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2006 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2005, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

i

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of First Metroplex Capital to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward looking statements may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," will continue," "will result," "seek," "could," "may," "might," or any variations of such words or other words with similar meanings.

        The risks, uncertainties and assumptions referred to above include risks that are described in "Business—Risk Factors" and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

        The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

Item 1.	Description of Business.

General

First Metroplex Capital, Inc. (the “Company,” “we,” “us,” or “our,” hereafter) was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A., a national bank (the “Bank”), which opened on November 2, 2004. The Bank operates through a main office located at 16000 Dallas Parkway, Dallas, Texas, and another full-service banking office at 8100 North Dallas Parkway, Plano, Texas.

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

As of December 31, 2005, the Bank had approximately $48 million in assets, $26 million in total loans and $35 million in deposits.

Recent Developments

In February 2006, the Bank received approval from the Office of the Comptroller of the Currency (the “OCC”) to establish trust powers. The Bank intends to offer traditional fiduciary services, such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and corporations.

The Bank initially proposes to provide fiduciary services primarily to clients of Cain Watters & Associates, P.C. (“Cain Watters”). Cain Watters is a registered investment advisor and a public accounting firm that specializes in dental practice management, including financial planning. Cain Watters currently has over 1,100 clients in 49 states. Cain Watters and its certified financial planner-employees serve as registered investment advisors for their clients. Clients of Cain Watters currently have approximately $2 billion in personal and corporate taxable and tax deferred investments. Subject to regulatory approval, the Bank has entered into an advisory services agreement with Cain Watters and III:I Financial Management Research, L.P. related to the Bank’s proposed trust operations.

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

Business Strategy

Management Philosophy

The Bank is a full service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. The Bank offers a sophisticated array of financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its competitors. The Bank has endeavored to hire the most qualified and experienced people in the market who share the Bank’s commitment to customer service. We believe that it is an opportunity for a locally owned and locally managed community bank to acquire a significant market share by offering an alternative to the less personal service offered by many larger banks. Accordingly, we seek to implement the following operating and growth strategies.

Operating Strategy

In order to achieve the level of prompt, responsive service that we believe is necessary to attract customers and to develop the Bank’s image as a local bank with a community focus, we have employed the following operating strategies:

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

•
Highly visible site. The Bank’s main office is highly visible and located in close proximity to major traffic arteries. The main office is located at 16000 Dallas Parkway in an area that provides easy access to potential bank customers traveling in the Addison/North Dallas area. The Bank also operates another full-service banking office at 8100 North Dallas Parkway, located at the intersection of North Dallas Parkway and U.S. Highway 121, to serve the expanding Plano/Frisco area. We believe that these sites give the Bank a highly visible presence in a market that is dominated by branch offices of banks headquartered out of the area. We believe this enhances the Bank’s image as a strong competitor.

•
Distinct name. We have received federal and state approval for service marks for the Bank’s name, “T Bank”. We believe that this distinctive name contributes to the Bank’s ability to stand out from the pack and is memorable to our customer base.

•
Individual customer focus. The Bank focuses on providing individual service and attention to its target customers, which includes individuals and small- to medium-sized businesses. As the employees, officers and directors become familiar with the Bank’s customers on an individual basis, we are able to respond to credit requests more quickly and be more flexible in approving complex loans based on collateral quality and personal knowledge of the customer.

•
Officer and director call program. We have implemented an active officer and director call program to promote the Bank’s philosophy. The purpose of this call program is to visit prospective customers and to describe the Bank’s products, services and philosophy.

•
Marketing and advertising. We will implement a targeted marketing approach through local newspaper advertising, radio and direct-mail campaigns to develop the Bank’s image as a locally owned and operated bank with an emphasis on quality service and personal relationships.

Growth Strategies

To expand our operations, we have implemented the following growth strategies:

•
Capitalize on our community orientation. We have promoted, and will continue to promote, the Bank’s position as an independent, locally owned community bank to attract individuals and small- to medium-sized business customers that may be underserved by larger banking institutions in our market area.

•	Emphasize local decision-making. We emphasize local decision making by experienced bankers. This helps the Bank attract local businesses and service-minded customers.

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

Credit Risks

The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees. The well established financial institutions in our primary service area currently make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the Bank’s anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

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

•
Residential real estate. The Bank’s residential real estate loans consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. Any long-term fixed rate mortgages are underwritten for resale to the secondary market. The Bank offers primarily adjustable rate mortgages. The majority of fixed rate loans are sold in the secondary mortgage market. All loans are made in accordance with the Bank’s appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance. We believe these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

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

Consumer Loans

The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. The amortization of second mortgages generally does not exceed 15 years and the rates generally are not be fixed for over 12 months. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. The principal competitors for consumer loans are the established banks and finance companies in our market.

Specialized Loan Products

The Bank may form strategic alliances with quality providers to offer specialized loan products to its customer base. The Bank will make such determinations as management determines there is a need for such products. These products may include products such as long-term fixed rate financing to commercial real estate borrowers, a product that the Bank does currently offer for its own loan portfolio. As of the date of this Annual Report on Form 10-KSB, the Bank has not entered into any such strategic alliances.

Composition Portfolio

The following table sets forth management’s estimate of the average percentage composition of the Bank’s loan portfolio over its first three years of business, and the actual average composition during the 2005 fiscal year:

	Estimated Average Percentage During Years 1-3	Actual Average During 2005
Commercial real estate	20%	20%
Construction - commercial	15%	15%
Construction - residential	18-19%	22%
Commercial	35-39%	40%
Consumer	8-11%	3%
Total	100%	100%

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

Deposit Services

The Bank seeks to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, NOW accounts, a variety of certificates of deposit and individual retirement accounts. The Bank has made efforts to leverage its initial shareholder base, which is comprised primarily of residents of its primary service area, into a source of core deposits. In addition, the Bank has employed an aggressive marketing plan in its primary service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of, and businesses and their employees located in, the Bank’s primary service area. The Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

Other Banking Services

Other banking services currently offered or anticipated include cashier’s checks, travelers’ checks, direct deposit of payroll and Social Security checks, bank-by-mail, automated teller machine cards and debit cards. The Bank offers its customers free usage of any automated teller machine in the world. We also plan to offer credit card and merchant card services through a correspondent bank as an agent for the Bank. We also may offer expanded financial services, such as insurance, financial planning, investment in the future. As discussed above, the Bank is in the process of seeking approval from the Office of the Comptroller of the Currency to provide trust services.

Employees

The success of the Bank will depend, in part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank currently has 20 full-time equivalent employees. Because our only business is to own and operate the Bank, the Company does not currently have any employees, and any work to be performed at the Company level is performed by Bank employees.

Other Available Information

We file or furnish with the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and other reports required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains our reports, proxy statements, and other information that we file electronically with the SEC.

In addition, our annual reports on Form 10-KSB and quarterly reports on Form 10-QSB are available through our Internet website, www.tbank.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-KSB.

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

Dividends. The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding two years, less any required transfers to surplus. In addition, the Bank will be unable to pay dividends unless and until it has positive retained earnings. As of December 31, 2005, the Bank had an accumulated deficit of approximately $1,810,000. Accordingly, we will be unable to pay dividends until the accumulated deficit is eliminated.

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

The Company was formed in December 2002 and most of our efforts have been devoted to organizing the Bank. Our current assets consist of cash and our ownership of the Bank, which has been operating since November 2, 2004. Our growth is primarily dependent upon the operation of the Bank. Consequently, we have little to no historical operating or financial information for which to base an investment decision in the Company.

We expect to incur losses during our initial years of operations.

Our profitability will depend on the Bank’s profitability, and we can give no assurance of when or if the Bank will operate profitably. We have incurred substantial start-up expenses associated with our organization and our recent public offering and expect to sustain losses or achieve minimal profitability during our initial years of operations. At December 31, 2005, we had an accumulated deficit account of approximately $3.5 million, principally resulting from the organizational and pre-opening expenses that we have incurred in connection with the opening of the Bank. In addition, due to the extensive regulatory oversight to which we will be subject, we expect to incur significant administrative costs. Our success will depend, in large part, on our ability to address the problems, expenses and delays frequently associated with new financial institutions and the ability to attract and retain deposits and customers for our services. We cannot assure you that we will ever become profitable. If we are ultimately unsuccessful, you may lose part or all of the value of your investment.

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

We compete in an industry that continually experiences technological change, and we may not be able to compete effectively with other banking institutions with greater resources.

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

As of December 31, 2005, our directors and executive officers owned 246,850 shares of our common stock, which represents approximately 14.69% of our issued and outstanding common stock. Additionally, we have issued warrants to our directors and stock options to our executive officers pursuant to certain employment agreements. If our directors exercised all of their warrants, they would own shares upon exercise representing as much as 18.36% of our then outstanding common stock. Moreover, although the employee stock options will not be immediately exercisable, upon exercise of the employee stock options issued to our executive officers, together with the exercise of warrants held by our directors, our directors and executive officers would own shares representing as much as 19.94% of our outstanding common stock.

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

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “FMPX.OB” since November 2, 2004. The table below gives the high and low bid information for the second, third and fourth fiscal quarters of 2005. No bids were entered for our common stock on the OTC Bulletin Board in either the first quarter of 2005 or the fourth quarter of 2004. The bid information in the table was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2005
Fourth Quarter 2005	$10.25	$10.00
Third Quarter 2005	$10.20	$10.00
Second Quarter 2005	$11.00	$10.15
First Quarter 2005	N/A	N/A
2004
Fourth Quarter 2004	N/A	N/A

On March 29, 2006, we had 630 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our capital stock. We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon regulatory requirements, and our results of operations, financial condition, and capital requirements, among other factors. We currently have no material source of income other than dividends that we receive from the Bank. Therefore, our ability to pay dividends to our shareholders dependson the Bank’s ability to pay dividends to us. The Board of Directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods. Accordingly, we do not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends. For additional discussion of legal and regulatory restrictions on the payment of dividends, see “Part I - Item 1. Description of Business - Supervision and Regulation.”

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	281,250	$10.00	75,500

Recent Sales of Unregistered Securities

We completed our initial public offering of securities on October 29, 2004. All sales of securities by the Company have been registered under the Securities Act.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

General

We are a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through our wholly owned banking subsidiary, T Bank. Our principal markets include North Dallas, Addison, Plano, Frisco and the neighboring Texas communities. As of December 31, 2005, we had, approximately, on a consolidated basis, total assets of $48.0 million, net loans of $26 million, total deposits of $35 million, and stockholders’ equity of $13 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and another office at 8100 North Dallas Parkway, Plano, Texas.

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

The following discussion focuses on our financial condition and results of operations during the year ended December 31, 2005 and, in some cases, the year ended December 31, 2004. Since the Bank did not open until November 2, 2004, we have generally determined that a comparison of 2005 to prior periods would not be meaningful.

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

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.

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

New Accounting Pronouncements

FASB Statement 123R - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123, Share-Based Payments which is a revision of FASB No. 123, Accounting for Stock-Based Compensation, Statement 123 (R) supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement become effective for our first quarter of 2006. The adoption of SFAS 123R will result in compensation expense for instruments previously granted of approximately $78,000 annually.

Results of Operations

General

The following discussion analyzes the results of the Company for the year ended December 31, 2005, and in some cases, the year ended December 31, 2004.

Net Income—General

The net loss for the year ended December 31, 2005 was $1.58 million. This loss resulted from insufficient loan volume during the period.

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

Net Interest Income

For the fiscal year ended December 31, 2005, the Company’s net interest income was $1,364,000. The following table presents, for the years ended December 31, 2005 and 2004, the total dollar amount of interest income from average interest earning assets, and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. The averages are computed using the daily averages for each item noted during the 2005 fiscal year. Yields are reflected on an annualized basis.

	Year Ended December 31, 2004			Year Ended December 31, 2005

	Average Balance	Interest	Average Rate/Yield	Average Balance	Interest	Average Rate/Yield
ASSETS:
Interest earnings assets:
Net loans	$4,903,000	$56,000	6.83%	$17,231,000	$1,380,000	8.01%
Securities of U.S. government agencies	577,000	5,000	5.19%	420,000	25,000	5.95%
Securities purchased under agreements to resell and federal funds sold	9,074,000	31,000	2.04%	10,857,000	347,000	3.20%
Interest-earning deposits	—			—	—	0.00%
Total interest-earnings assets	14,554,000	92,000	3.85%	28,508,000	1,752,000	6.15%
Total noninterest earnings assets	1,365,000	—	0%	2,390,000	—
TOTAL ASSETS	$15,919,000	$92,000		$30,898,000	$1,752,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$701,000	$1,966	1.71%	$8,717,000	$226,000	2.59%
NOW deposits	440,000	370	0.50%	835,000	6,000	0.72%
Savings deposits	131,000	289	1.34%	242,000	4,000	1.65%
Time certificates of deposit in denominations of $100,000 or more	405,000	1,675	2.52%	2,799,000	98,000	3.50%
Other time deposits	165,000	735	2.71%	1,522,000	54,000	3.55%
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	1,842,000	5,035	1.66%	14,115,000	388,000	2.75%
Noninterest-bearing liabilities
Noninterest-bearing deposits	644,000			3,875,000
Other liabilities	—	—	—	52,000	—	—
Total noninterest-bearing liabilities	644,000			3,927,000
STOCKHOLDERS’ EQUITY	13,433,000			12,856,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,919,000			$30,898,000
Net interest income		$87,000			$1,364,000
Net interest spread			2.12%			3.40%
Net interest margin			3.58%			4.79%

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

The provision for loan losses for the years ended December 31, 2005 and 2004 were $300,000 and $100,000, respectively.

Other Income

For the fiscal year ended December 31, 2005 and 2004, other income was $31,000 and $1,000, respectively, attributable solely to service charges on depository accounts.

Other Expenses

For the fiscal year ended December 31, 2005, the Company’s expenses totaled $2,676,000, which consisted of salaries and benefits of $1,393,000, occupancy expenses of $475,000, professional fees of $174,000, data processing expenses of $177,000, and other operating expenses of $457,000.

For the fiscal year ended December 31, 2004, the Company’s pre-opening expenses totaled $948,000, which consisted of professional fees for attorneys and accountants of $157,000, consulting fees for proposed management of $293,000 and pre-opening operational expenses of $498,000. Offering expenses totaled $403,000. Pre-opening operational expense included compensation expense for the bank staff, occupancy expenses for temporary offices and the two bank facilities as well as other operational expenses related to the opening of the Bank. The offering expenses included the costs of a consultant, including temporary staff, who assisted in the fund raising efforts, printed materials and the costs of the fundraising events.

For the period from November 2, 2004 (the date the Bank opened) until December 31, 2004 the other expense for the Company totaled $362,000, which included salaries and employee benefits of $239,000, occupancy costs of $60,000 and other operating expenses of $63,000.

Income Taxes

No federal tax expense has been recorded for the fiscal years ended December 31, 2005 and 2004 based upon net operating losses. Based upon the Company’s limited operating history, the federal tax benefit or these losses has been full reserved against. Cumulative net operating loss available to carry forward for tax purposes amounted to approximately $2,300,000 as of December 31, 2005. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes.

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

The Bank uses modeling software to prepare an interest rate risk simulation model on a quarterly basis. As of December 31, 2005, the simulation model estimated that the Bank would experience a loss in net interest income if rates were to decline during the coming year. This loss would result primarily from the large amount of earning assets in the Fed Funds Sold category, which is subject to daily changes in rates. This risk is somewhat mitigated by the large amount of deposits in the money market deposit category which is available for repricing if rates go down. Management has been focused on growing the loan portfolio which has higher yields and allows management to better control and estimate net interest income.

Liquidity

As of December 31, 2005, the Company had $674,000 of liquidity. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval which will not be granted until the accumulated deficit has been eliminated. The Company had operating expenses for the year ended December 31, 2005 of $145,000.

The Bank’s liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who will review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds is retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank maintains investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is our intention to maintain a conservative loan to deposit ratio in the range of 70-80% over time. Given this goal, we will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will we seek to attract transient volatile, non-local deposits with above market interest rates. As of December 31, 2005, the loan to deposit ratio was 74%.

The Bank had cash and cash equivalents of $20.4 million, or 42% of total Bank assets and 58% of total Bank deposits, at December 31, 2005. We believe that the Bank should have more than adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At December 31, 2005, the Bank was considered “well capitalized” by regulatory standards.

Financial Condition

Loan Portfolio

Total net loans were $26,286,000 and $6,659,000 at December 31, 2005 and 2004, respectively. The following tables set forth the composition of our loan portfolio:

	Year Ended December 31,	Year Ended December 31,
	2005	2004

Real estate — mortgage	$10,342,000	$1,732,000
Lease financing	—	—
Other commercial and industrial	11,572,000	3,415,000
Consumer	753,000	176,000
Real estate-construction	3,619,000	1,336,000
Other loans	—	—
Total loans, net of unearned income	$26,286,000	$6,659,000

Real estate — mortgage	39.34%	26.01%
Lease financing	0.00%	0%
Other commercial and industrial	44.02%	51.27%
Consumer	2.86%	2.64%
Real estate-construction	13.78%	20.08%
Total loans, net of unearned income	100.00%	100.00%

Commercial Loans - Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our client’s businesses. At December 31, 2005, funded loans totaled $11.6 million, approximately 44.0% of our total funded loans.

Consumer Loans - Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At December 31, 2005, funded consumer loans totaled $753,000, approximately 2.86% of our total funded loans.

Real Estate Loans - Our real estate loan portfolio is comprised of construction loans and short term mortgage loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. We typically make construction loans to builders that have an established record of successful project completion and loan repayment. Short term mortgage loans typically are secured by commercial properties occupied by the borrower, have terms of three to seven years with both fixed and floating rates. At December 31, 2005, funded real estate loans totaled $14.0 million, approximately 53.0% of our total funded loans.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2005, our commercial loan portfolio included $7.6 million of loans, approximately 29.0% of our total funded loans, to fund the purchase of dental practices. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated and the Bank continues to grow, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

As of December 31, 2005, 38% of the loan portfolio consisting of commercial, consumer and real estate loans, or $10.1 million, matures or reprices within one year or less. $6.8 million of these loans, or 67%, are variable rate loans. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding at December 30, 2005, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2005
	One Year or Less		Over 1 Year Through 5 Years		Over 5 Years
	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Real estate — construction	$671,000	$2,848,000	$447,000	$—	$—	$—	$3,966,000
Real estate — mortgage	318,000	—	485,000	—	7,092,000	2,100,000	9,995,000

Other commercial and industrial	2,051,000	3,891,000	148,000	3,435,000	—	2,047,000	11,572,000
Consumers	221,000	112,000	240,000	—	180,000	—	753,000
Other loans	—	—	—	—	—	—	—
Total	$3,261,000	$6,851,000	$1,320,000	$3,435,000	$7,272,000	$4,147,000	$26,286,000

Investment Securities

The primary purposes of the investment portfolio are to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against public deposits, and to control interest rate risk. In managing the portfolio, the Bank seeks to attain the objectives of safety of principal, liquidity, diversification, and maximized return on investment.

At December 31, 2005 and 2004, the Bank’s securities consisted solely of Federal Reserve Bank Stock, having an amortized cost of $420,000 and an estimated fair value of $420,000. The weighted average yield for the stock is 6%.

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

At December 31, 2005, we had $96,000 of loans that were on nonaccrual. Additionally, no loans were contractually past due 90 days which continued to accrue interest. We had no repossessed real estate or other assets at December 31, 2005.

At December 31, 2004, we had no nonaccrual loans. Additionally, no loans were contractually past due 90 days which continue to accrue interest. We had no significant investment in repossessed real estate or other assets at December 31, 2004.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had no loans classified in these categories at December 31, 2004. At December 31, 2005, the Bank had a total of $146,000 of loans classified in these categories.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.5% of the outstanding principal will be used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Thus, our allowance was $400,000 and $100,000 of outstanding principal as of December 31, 2005 and 2004, respectively.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the board of directors. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the years ended December 31, 2005 and 2004, we did not incur any charge-offs.

The following table sets forth the specific allocation of the allowance for year ended December 31, 2005 and 2004 and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	As of December 31, 2005		As of December 31, 2004
	Amt.	Loan Category to Gross Loans	Amt.	Loan Category to Gross Loans

Allocated:
Real estate — construction	$57,000	14.15%	$20,080	20.08%
Real estate — secured	143,000	35.66%	26,000	26.00%
Commercial and industrial	189,000	47.50%	51,280	51.28%
Consumers	11,000	2.69%	2,640	2.64%
Leases			—	—
Other loans	—		—	—

Total allowance for loan and lease losses	$400,000	100.00%	$100,000	$100.00%

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

The following table sets forth our average deposit account balances and average cost of funds for each category of deposits:

	Year Ended December 31,
	2005
	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$3,875,000	21.54%	—%
Money market deposits	8,717,000	48.45	2.59
NOW deposits	835,000	4.64	0.67
Savings deposits	242,000	1.35	1.44
Time certificates of deposit in denominations of $100,000 or more	2,799,000	15.56	3.52
Other time deposits	1,523,000	8.47	3.56

Total deposits	$17,991,000	100.00%	2.75%

The following table sets forth the maturities of time deposits of $100,000 or more as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

Three months or less	$340,000	$250,000
Over three months through six months	4,524,000	950,000
Over six months through 12 months	1,809,000	—
Over 12 months	1,543,000	—
Total	$8,216,000	$1,200,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the years ended December 31, 2005 and 2004:

	At December 31, 2005	At December 31, 2004

Return of assets	-4.65%	-8.34%
Return on equity	-11.17%	-11.93%
Dividend payout ratio	0.00%	0%
Equity to assets ratio	41.61%	70%

Borrowings

The Company has access to a variety of borrowing sources and uses short-term borrowings to support its asset base. Short-term borrowings include federal funds purchased and advances from Federal Home Loan Bank with remaining maturities less than one year. In addition, the Company’s organizers advanced funds for organizational and other pre-opening expenses. The advances were non-interest bearing and had no stated maturity. The Company repaid the advances with shares of its common stock in 2004.

At December 31, 2005, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $8,207,000 and no standby letters of credit.

At December 31, 2004, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $2,124,000 and no standby letters of credit. Management believes the Bank has sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $9,249,000 and $1,478,000 at December 31, 2005 and 2004, respectively.

The following table summarizes the Bank’s significant contractual obligations and other potential funding needs at December 31, 2005 and 2004.

	As of December 31, 2005				As of December 31, 2004
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years

Time deposits	$9,249,000	$876,000	$1,181,000	—	$1,478,000	$6,000	$—	$—
Capital leases	—	—	—	—	—	—	—	—
Operating leases	164,000	328,000	318,000	484,000	164,124	328,248	335,081	631,877
Total	$9,413,000	$1,204,000	$1,499,000	$484,000	$1,642,124	$334,248	$335,081	$631,877

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

As of December 31, 2005, the most recent notification from the federal banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that the Bank’s management believes have changed capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of December 31, 2005 and 2004. The required and actual amounts and ratios for the Bank as of December 31, 2005 and 2004, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2004
Total Capital (to risk-weighted assets)	$13,725	150.77%	$1,098	>8%	$910	>10%
Tier 1 capital (to risk-weighted assets)	$13,625	149.68%	$364	>4%	$546	>6%
Tier 1 capital (to average assets)	$13,625	82.94%	$657	>4%	$821	>5%

As of December 31, 2005
Total Capital (to risk-weighted assets)	$12,584	39.93%	$2,521	>8%	$3,151	>10%
Tier 1 capital (to risk-weighted assets)	$12,190	38.68%	$1,260	>4%	$1,890	>6%
Tier 1 capital (to average assets)	$12,190	29.60%	$1,647	>4%	$2,059	>5%

Item 7.	Financial Statements.

The consolidated financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Report.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

As of the end of the quarter ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter ended December 31, 2005, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information concerning the Company's directors and executive officers will appear in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption "Election of Directors" and "Executive Officers." Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

Information concerning the Company's Code of Ethics will appear in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption "Code of Ethics." Such information is incorporated herein by reference.

Item 10.	Executive Compensation.

Information in response to this item will appear in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the captions "Executive Compensation," "Director Compensation," and "Compensation Committee." Such information is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information concerning security ownership of certain beneficial owners and management will appear in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions will appear in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

Item 13.	Exhibits.

NUMBER	DESCRIPTION
3.1	Articles of incorporation*
3.2	Bylaws*
10.1	First Metroplex Capital, Inc. 2005 Incentive Plan** +
10.2	Form of Incentive Stock Option Agreement** +
10.3	Form of Non-Qualified Stock Option Agreement** +
10.4	First Metroplex Capital, Inc. Organizers' Warrant Agreement dated November 2, 2004*
10.5	First Metroplex Capital, Inc. Shareholders' Warrant Agreement dated November 2, 2004*
10.6	First Metroplex Capital, Inc. 2004 Stock Incentive Plan*+
10.7	Form of Employment Agreement by and between First Metroplex Capital, Inc. and Patrick Adams*+
10.8	Form of Employment Agreement by and between First Metroplex Capital, Inc. and J. Christopher Newtown*+
10.9	Consulting Agreement by and between First Metroplex Capital, Inc. and Patrick Adams*+
10.10	Consulting Agreement by and between First Metroplex Capital, Inc. and J. Christopher Newtown*+
10.11	Form of Employment Agreement by and between First Metroplex Capital, Inc. and Steven Jones*+
21	Subsidiaries of First Metroplex Capital, Inc.
23	Consent of Weaver and Tidwell L.L.P.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. Sec.135O
_________________
* Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 (file no. 333-111153).
** Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant with the SEC on September 20, 2005 (file no. 333-128456).
+ Indicates a compensatory plan or contract.

Item 14.	Principal Accountant Fees and Services.

 Information concerning principal accounting fees and services will appear in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption "Independent Public Accountants." Such information is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST METROPLEX CAPITAL, INC.

Dated:	March 30, 2006	By:	/s/Patrick G. Adams
Patrick G. Adams
Chief Executive Officer (Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Patrick G. Adams Patrick G. Adams	Director	March 30, 2006
/s/ Stanley E. Allred Stanley E. Allred	Director	March 30, 2006
/s/ Dan Basso Dan Basso	Director	March 30, 2006
/s/ Frankie Basso Frankie Basso	Director	March 30, 2006
/s/ David Carstens David Carstens	Director	March 30, 2006
/s/ Ron Denheyer Ron Denheyer	Director	March 30, 2006
/s/ Mark Foglietta Mark Foglietta	Director	March 30, 2006
/s/ Hunter Hunt Hunter Hunt	Director	March 30, 2006
/s/ Eric Langford Eric Langford	Director	March 30, 2006
/s/ Steven M. Lugar Steven M. Lugar, CFP	Director	March 30, 2006
/s/ Charles M. Mapes, III Charles M. Mapes, III	Director	March 30, 2006

SIGNATURE	TITLE	DATE
/s/ Thomas McDougal Thomas McDougal, DDS	Director	March 30, 2006
/s/ Daniel Meyer Daniel Meyer	Director	March 30, 2006
/s/ Anthony Pusateri Anthony Pusateri	Director	March 30, 2006
/s/ Gordon R. Youngblood Gordon R. Youngblood	Director	March 30, 2006
/s/ Frank Hundley Frank Hundley	Director	March 30, 2006
/s/ James Rose James Rose	Director	March 30, 2006
/s/ Cyvia Noble Cyvia Noble	Director	March 30, 2006
/s/ Steven Jones Steven Jones	Director	March 30, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders

We have audited the accompanying consolidated balance sheets of First Metroplex Capital, Inc. (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Metroplex Capital, Inc. as of December 31, 2005 and 2004, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
March 15, 2006

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS

Cash and due from banks	$2,933,000	$843,000
Federal funds sold	17,485,000	11,565,000

Total cash and cash equivalents	20,418,000	12,408,000

Investments
Restricted	420,000	420,000
Loans, less allowance for credit losses of $400,000
and $100,000	25,886,000	6,559,000
Bank premises and equipment, net	1,100,000	1,181,000
Other assets	192,000	115,000

TOTAL ASSETS	$48,016,000	$20,683,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Demand deposits
Noninterest bearing	$7,119,000	$1,739,000
Interest bearing	16,390,000	2,996,000
Time deposits $100,000 and over	8,216,000	1,200,000
Other time deposits	3,339,000	284,000

Total deposits	35,064,000	6,219,000

Other liabilities	76,000	9,000

Total liabilities	35,140,000	6,228,000

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value
10,000,000 shares authorized
1,680,000 shares issued and outstanding	17,000	17,000
Additional paid-in capital	16,382,000	16,380,000
Retained deficit	(3,523,000)	(1,942,000)

Total stockholders’ equity	12,876,000	14,455,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,016,000	$20,683,000

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

INTEREST INCOME
Interest and fees on loans	$1,380,000	$56,000
Investment securities
Restricted	25,000	4,000
Available for sale	—	1,000
Federal funds sold	347,000	31,000

Total interest income	1,752,000	92,000

INTEREST EXPENSE
Deposits	388,000	5,000

Interest income, net	1,364,000	87,000

PROVISION FOR CREDIT LOSSES	300,000	100,000

Interest income (loss) after
provision for credit losses	1,064,000	(13,000)

OTHER INCOME
Service fees	31,000	1,000

	31,000	1,000
OTHER EXPENSES
Salaries and employee benefits	1,393,000	239,000
Occupancy expense	475,000	60,000
Professional fees	174,000	8,000
Data processing	177,000	23,000
Other operating expenses	457,000	32,000

	2,676,000	362,000

Loss from operations	(1,581,000)	(374,000)

Preopening costs	—	(948,000)

NET LOSS	($1,581,000)	($1,322,000)

Net loss per weighted average share	($0.94)	($0.79)

Weighted average shares outstanding	1,680,000	1,680,000

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Deficit	Income	Total

BALANCE, January 1, 2004	—	—	$—	($620,000)	$—	($620,000)
Sale of common stock net of
offering expenses
of $403,000	1,680,000	17,000	16,380,000			16,397,000
Comprehensive income
Net loss				(1,322,000)
Total comprehensive loss						(1,322,000)

BALANCE, December 31, 2004	1,680,000	17,000	16,380,000	(1,942,000)	—	14,455,000

Exercise of stock warrants at
$12.50 per share	150	—	2,000			2,000
Comprehensive income
Net loss				(1,581,000)
Total comprehensive loss						(1,581,000)

BALANCE, December 31, 2005	$1,680,150	$17,000	$16,382,000	($3,523,000)	$—	$12,876,000

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,581,000)	($1,322,000)
Adjustments to reconcile net loss
to net cash used in operating activities

Provision for credit losses	300,000	100,000
Depreciation expense	200,000	21,000
Changes in operating assets and liabilities:
Other assets	(77,000)	(30,000)
Other liabilities	67,000	(3,000)

Net cash used in operating activities	(1,091,000)	(1,234,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted investment securities	—	(420,000)
Purchase of securities available for sale	—	(10,000,000)
Proceeds on maturity of securities available for sale	—	10,000,000
Net change in loans	(19,627,000)	(6,659,000)
Purchases of bank premises and equipment	(119,000)	(1,175,000)

Net cash used in investing activities	(19,746,000)	(8,254,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	2,000	14,195,000
Offering costs	—	(403,000)
Advances from (repayment to) organizers	—	1,542,000
Net change in demand deposits	18,774,000	1,739,000
Net change in time deposits	10,071,000	4,480,000

Net cash provided by financing activities	28,847,000	21,553,000

Net increase in cash and cash equivalents	8,010,000	12,065,000

CASH AND CASH EQUIVALENTS,
beginning of year	12,408,000	343,000

CASH AND CASH EQUIVALENTS,
end of year	$20,418,000	$12,408,000

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$375,000	$5,000
Income taxes paid	$—	$—

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

The company is required to have certain levels of cash on hand or on deposit with the Federal Reserve to meet regulatory reserve and clearing requirements.

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

The following table reflects charges calculated under SFAS No. 123 for the stock options and warrants of $91,000 and $46,000 for the years ended December 31, 2005 and 2004, respectively.

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	2005	2004
Net income (loss)
As reported	($1,581,000)	($1,322,000)
Pro forma	(1,672,000)	(1,368,000)

Net income (loss) per share
As reported
Basic	(0.94)	(0.79)
Diluted	(0.94)	(0.79)
Pro forma
Basic	(1.00)	(0.81)
Diluted	(1.00)	(0.81)

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

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was 1,680,000 for the years ended December 31, 2005 and 2004. For the year ended December 31, 2004, all shares issued upon formation of the Company were considered outstanding from the beginning of the period.

The Company reported net loss for the years ended December 31, 2005 and 2004. Accordingly, the dilutive effect of stock options and warrants is not considered in the net loss per share calculations for these periods as the impact would have been antidilutive.

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

Advertising

Advertising costs are expensed as incurred. Total expense for the year ended December 31, 2005 was $86,000.

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

New Accounting Pronouncements

FASB Statement 123R - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payments which is a revision of FASB No. 123, Accounting for Stock-Based Compensation, Statement 123 (R) supercedes APB opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement become effective for our first interim period of 2006. The adoption of SFAS 123R will result in compensation expense for instruments previously granted of approximately $78,000 annually.

NOTE 2. LOANS

The components of loans at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Commercial	$11,572,000	$3,415,000
Consumer installment	753,000	176,000
Real estate	13,961,000	3,068,000

	26,286,000	6,659,000
Less allowance for loan losses	400,000	100,000

	$25,886,000	$6,559,000

The change in the allowance for credit losses for 2005 and 2004 is as follows:

	2005	2005

Balance at beginning of year	$100,000	$—
Provision charged to operations	300,000	100,000
Loans charged off	—	—
Recoveries of loans previously charged off	—	—

Balance at end of year	$400,000	$100,000

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. LOANS - continued

At December 31, 2005, the commercial loan portfolio included $7,600,000 to fund the purchase of dental practices.

	2005	2004

Impaired loans were as follows:
Year end loans with allowance allocated	$96,000	$—
Year end loans with no allowance allocated	50,000	—
Impaired loans	146,000	—

Amount of allowance allocated	50,000	—

Average impaired loans during the year	49,000	—

Interest income recognized during impairment-
All cash basis	—	—

Loans past due over 90 days still on accrual	—	—
Non-accrual loans	96,000	—

Total non-performing loans	96,000	—

NOTE 3. SECURITIES

At December 31, 2005 and 2004 securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Federal Reserve Bank Stock	$420,000	$—	$—	$420,000

NOTE 4. RELATED PARTIES

The Company received certain management services from two individuals who are also officers, directors and organizers of the Company. During the years ended December 31, 2005 and 2004 those fees totaled $0 and $189,583, respectively.

The Company received certain accounting services from an accounting firm in which one of its former partners is also a director and organizer of the Company. During the years ended December 31, 2005 and 2004 those fees totaled $3,350 and $13,100, respectively.

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. RELATED PARTIES - continued

The Company purchased corporate insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the years ended December 31, 2005 and 2004 those premiums totaled $31,630 and $36,950, respectively.

The Company purchased employee benefit insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the years ended December 31, 2005 and 2004 those premiums totaled $125,477 and $29,922, respectively.

Certain Directors and Officers of the Bank have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

NOTE 5. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at December 31, 2005 and 2004 is as follows:

	2005	2004

Leasehold improvements	$505,000	$504,000
Furniture and equipment	816,000	698,000

	1,321,000	1,202,000
Less accumulated depreciation	221,000	21,000

	$1,100,000	$1,181,000

NOTE 6. DEPOSITS

Deposits at December 31, 2005 and 2004 are summarized as follows:

	2005 Amount	Percent	2004 Amount	Percent

Noninterest bearing demand	$7,119,000	20%	$1,739,000	28%
Interest bearing demand (NOW)	1,145,000	3%	758,000	12%
Money market accounts	15,245,000	44%	1,996,000	32%
Savings accounts	249,000	1%	242,000	4%
Certificates of deposit, less than $100,000	3,090,000	9%	284,000	5%
Certificates of deposit, $100,000 or greater	8,216,000	23%	1,200,000	19%

	$35,064,000	100%	$6,219,000	100%

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. DEPOSITS - continued

At December 31, 2005, the scheduled maturities of certificates of deposit were as follows:

2006	$9,249,000
2007	823,000
2008	53,000
2009	—
2010	1,181,000

Total	$11,306,000

NOTE 7. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2005	2004

Federal
Current	($—)	($—)
Deferred	513,000	444,000
Valuation allowance	(513,000)	(444,000)

	$—	$—

The effective tax rate on net loss before income taxes differs from the U. S. statutory tax rate as follows for 2005 and 2004:

U. S. statutory rate	(34.0%)
Valuation allowance	34.0%

Effective tax rate	0.0%

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INCOME TAXES —continued

Deferred tax assets (liabilities) at December 31, are comprised of the following:

	2005	2004

Deferred tax assets
Deferred costs	$369,000	$663,000
Allowance for credit losses	136,000	34,000
Net operating loss carryover	773,000	65,000

Total deferred tax asset	1,278,000	762,000
Deferred tax liabilities
Fixed assets	(110,000)	(107,000)

	1,168,000	655,000
Less valuation allowance for net deferred tax asset	(1,168,000)	(655,000)

Net deferred tax asset	$—	$—

Management has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carryforward period. The change in the valuation allowance was $513,000 and $444,000 for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2003, the Company had net tax operating loss carryforwards of approximately $2,300,000 that will ultimately expire in 2025 if not used.

NOTE 8. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The Plan authorizes the granting of up to 260,000 shares to employees of the Company. The Plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors. As of December 31, 2005 a total of 184,500 options had been issued with an exercise price of $10.00 per share. The following is a summary of activity in the Company’s stock option plan for 2005.

	Number of Shares Underlying Options	Weighted Average Exercise Pries

Outstanding at beginning of the year
Granted	184,500	$10.00
Exercised	—	—
Expired forfeited	—	—

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCK OPTIONS - continued

	Number of Shares Underlying Options	Weighted Average Exercise Pries

Outstanding at end of the year	184,500	$10.00
Exercisable at end of year	36,900	$10.00
Available for grant at end of year	75,500	$10.00

The weighted average remaining contractual life of options outstanding at December 31, 2005 was 9.75 years. All outstanding options were granted with an exercise price of $10.00.

The weighted average value per option granted during 2005 was $2.11. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions dividend yield of 0% expected volatility of 10%, risk-free interest rate of 2% and an expected life of 9 years.

NOTE 9. STOCK WARRANTS

The Company has two stock warrant plans at December 31, 2005.

Initial shareholders in the Company received warrants to purchase one share of common stock for every five shares of common stock purchases in the offering. A total of 336,000 warrants were issued. These warrants are exercisable at a price of $12.50 per share at any time until November 2, 2007. During 2005 150 warrants were exercised.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014.

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. STOCK WARRANTS - continued

The following is a summary of activity in the Company’s warrant plans:

	2005		2004
	Number of Shares Underlying Warrants	Weighted Average Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Prices
Outstanding at
Beginning of period	432,750	$11.94	—	$—
Granted	—	—	432,750	11.94
Exercised	150	12.50	—	—
Expired or forfeited	—	—	—	—

Outstanding at end of period	432,600	11.94	432,750	11.94

Exercisable at end of period	432,600	11.94	432,750	11.94

The weighted average remaining contractual life of warrants outstanding at December 31, 2005 was 3.4 years.

The weighted-average value per share of warrants granted during the year ended December 31, 2004 was $0.41. The fair value of warrants granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 10%; risk-free interest rate of 2%; and an expected life of 3 years.

NOTE 10. ADVANCES FROM ORGANIZERS

The Company’s organizers advanced funds for organizational and other preopening expenses. The advances were non interest bearing and had no stated maturity. The Company repaid the advances by issuing shares of common stock at $10 per share.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2005 and 2004, the Company had commitments to extend credit of approximately $8,207,000 and $2,124,000, respectively. There were no outstanding letters of credit at December 31, 2005 or 2004.

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

Employment Agreements

The Company and the Bank have entered into employment agreements with the three officers of the Bank. The agreements were for an initial three-year term and are automatically renewable for an additional three years unless either party elects not to renew.

Employment Agreements - continued

The agreements provide for compensation and benefits including the issuance of options to acquire up to 140,000 shares of the Company’s common stock at $10 per share, exercisable within ten years from the date of grant. At December 31, 2005, these options were issued and outstanding.

The agreements further provide for termination payments in the event of a change in control, as defined.

Operating Leases

Future minimum lease payments for all noncancelable operating leases at December 31, 2005 are as follows:

Year ending December 31,

2006	$164,124
2007	164,124
2008	164,124
2009	170,957
2010	147,420
Thereafter	484,437

Lease expense for the years ended December 31, 2005 and 2004 was $163,000 and $135,000, respectively.

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

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. REGULATORY MATTERS - continued

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000)		(000’s)		(000’s)
As of December 31, 2005 Total Capital (to Risk Weighted Assets)
Holding Company
Bank	$12,584	39.93%	$2,521	≥8.00%	$3,151	≥10.00%

Tier I Capital (to Risk Weighted Assets)
Holding Company
Banks	$12,190	38.68%	$1,260	≥4.00%	$1,890	≥6.00%

Tier I Capital (to Average Assets)
Holding Company
Banks	$12,190	29.60%	$1,647	≥4.00%	$2,059	≥5.00%

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. REGULATORY MATTERS - continued

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000)		(000’s)		(000’s)
As of December 31, 2004 Total Capital (to Risk Weighted Assets)
Holding Company	$14,555	147.98%	$787	≥8.00%	$984	≥10.00%
Bank	13,725	150.77%	1,098	≥8.00%	910	≥10.00%

Tier I Capital (to Risk Weighted Assets)
Holding Company	$14,555	146.96%	$393	≥4.00%	$590	≥6.00%
Banks	13,725	149.68%	364	≥4.00%	546	≥6.00%

Tier I Capital (to Average Assets)
Holding Company	14,455	82.94%	669	≥4.00%	$836	≥5.00%
Banks	13,625	22.94%	657	≥4.00%	$821	≥5.00%

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value approximates carrying value for financial instruments except those described below:

Loans: The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. As all loans were made during 2005 and 2004 the carrying amount approximates fair value.

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

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The estimated fair values of financial instruments at December 31:

	2004		2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$12,408,000	$12,408,000	$20,418,000	$20,418,000
Securities - restricted	420,000	420,000	420,000	420,000
Loans, net	6,559,000	6,559,000	25,886,000	25,886,000

Financial liabilities
Noninterest-bearing deposits	(1,739,000)	(1,739,000)	(7,119,000)	(7,119,000)
Interest-bearing deposit	(4,480,000)	(4,480,000)	(27,945,000)	(27,945,000)
Accrued interest payable	(2,000)	(2,000)	(15,000)	(15,000)

NOTE 14. PREOPENING EXPENSES

As explained in Note 1, the Bank was in a development stage from December 23, 2002 to November 1, 2004 and incurred certain preopening costs. The preopening costs consisted of the following:

2004
Regulatory fees	$—
Professional fees	157,000
Consulting fees	293,000
Preoffering consulting fees	—
Preopening operation expenses	498,000

$948,000

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

FIRST METROPLEX CAPITAL, INC.
CONDENSED BALANCE SHEET
DECEMBER 31

	2005	2004
ASSETS
Cash and due from banks	$674,000	$96,000
Bank premises and equipment, net	11,000	457,000
Accounts receivable	—	276,000
Other assets	12,191,000	13,626,000

Total Assets	$12,876,000	$14,455,000

LIABILITIES AND CAPITAL
Capital	12,876,000	14,455,000

Total Liabilities and Capital	$12,876,000	$14,455,000

FIRST METROPLEX CAPITAL, INC.
CONDENSED INCOME STATEMENT
YEARS ENDED DECEMBER 31

	2005	2004

Equity in loss from Bank	($1,436,000)	($374,000)
Noninterest expense:
Preopening expenses	—	948,000
Professional expenses	83,000	—
Other expenses	62,000	—
Total	145,000	948,000

Net Loss	($1,581,000)	($1,322,000)

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST METROPLEX CAPITAL, INC.
CONDENSED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31

	2005	2004
Cash Flows from Operating Activities:
Net loss	($1,581,000)	($1,322,000)
Adjustments to reconcile net loss
To net cash used in operating activities
Equity in loss of Bank	1,436,000	374,000

Changes in operating assets and liabilities:
Other assets	276,000	(191,000)
Other liabilities	—	(14,000)

Net cash provided by (used in) operating activities	131,000	(1,153,000)

Cash Flows from Investing Activities:
Purchases of bank premises and equipment	(11,000)	(428,000)
Investment in T Bank NA		(14,000,000)
Proceeds from sale of fixed assets	456,000	—

Net cash provided by (used in) investing activities	445,000	(14,428,000)

Cash Flows from Financing Activities:
Sale of common stock	2,000	14,195,000
Offering costs	—	(403,000)
Advance from organizers	—	1,542,000

Net cash provided from financing activities	2,000	15,334,000

Net change in cash and cash equivalents	578,000	(247,000)

Cash and cash equivalents, beginning of year	96,000	343,000

Cash and cash equivalents, end of year	$674,000	$96,000

FIRST METROPLEX CAPITAL, INC.
CONDENSED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31

	2005	2004
Supplemental Disclosure of Cash Flow Information
Interest paid	$—	$—
Income tax paid	—	—

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SUBSEQUENT EVENTS

On February 8, 2006 the Office of the Comptroller of the Currency approved an application by the Bank to establish trust powers. T Bank proposes to initially offer traditional fiduciary services primarily to clients of Cain Watters. T Bank and Cain Watters & Associates P.C. and III:I Financial Management Research, L.P. have entered into an advisory services agreement related to the trust operations.