Form 10QSB
period 2006-03-31
FIRST METROPLEX CAPITAL INC
filed 2006-05-19
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares outstanding of the issuer’s Common Stock as of May 10, 2006, was 1,680,150 shares.

FIRST METROPLEX CAPITAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2006	DECEMBER 31, 2005

	(Unaudited)
ASSETS

Cash and due from banks	$2,313,000	$2,933,000
Federal funds sold	22,600,000	17,485,000

Total cash and cash equivalents	24,913,000	20,418,000

Investments restricted	420,000	420,000
Loans, less allowance for credit losses of $550,000 and $400,000, respectively	33,032,000	25,789,000
Bank premises and equipment, net	1,073,000	1,100,000
Other assets	396,000	289,000

TOTAL ASSETS	$59,834,000	$48,016,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Demand deposits
Noninterest bearing	$10,742,000	7,119,000
Interest bearing	22,369,000	16,390,000
Time deposits $100,000 and over	9,916,000	8,216,000
Other time deposits	4,199,000	3,339,000

Total deposits	47,226,000	35,064,000

Other liabilities	75,000	76,000

Total liabilities	47,301,000	35,140,000

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value
10,000,000 shares authorized
1,680,150 and 1,680,150 shares issued and outstanding, respectively	17,000	17,000
Additional paid-in capital	16,401,000	16,382,000
Retained deficit	(3,885,000)	(3,523,000)

Total shareholders’ equity	12,533,000	12,876,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,834,000	$48,016,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC. STATEMENT OF OPERATIONS (Unaudited)

	3 MONTHS ENDED MARCH 31, 2006	3 MONTHS ENDED MARCH 31, 2005

INTEREST INCOME
Interest and fees on loans	$629,000	$158,000
Investment securities
Restricted investments	6,000	6,000
Federal funds sold	226,000	62,000

Total interest income	861,000	226,000

INTEREST EXPENSE
Deposits	267,000	30,000

Interest income, net	594,000	196,000

PROVISION FOR CREDIT LOSSES	150,000	74,000

Interest income after
provision for credit losses	444,000	122,000

OTHER INCOME
Service fees	52,000	3,000

OTHER EXPENSES
Salaries and employee benefits	556,000	352,000
Occupancy expense	131,000	105,000
Professional fees	19,000	32,000
Other operating expenses	152,000	108,000

	858,000	597,000

NET LOSS	$(362,000)	$(472,000)

Net loss per weighted average share	$(0.22)	$(0.28)

Weighted average shares outstanding	1,680,150	1,680,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total

BALANCE, December 31, 2005	$17,000	$16,382,000	$(3,523,000)	$—	$12,876,000
Comprehensive income
Net loss – YTD			(362,000)
Total comprehensive loss					(362,000)
Stock based compensation		19,000			19,000
BALANCE, March 31, 2006	$17,000	$16,401,000	$(3,885,000)		$12,533,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2006	THREE MONTHS ENDED MARCH 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(362,000)	$(472,000)
Adjustments to reconcile net loss
to net cash used in operating activities

Provision for credit losses	150,000	74,000
Depreciation expense	57,000	39,000
Stock based compensation	19,000
Changes in operating assets and liabilities:
Other assets	(82,000)	54,000
Other liabilities	(1,000)	22,000

Net cash used in operating activities	(219,000)	(253,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(7,418,000)	(4,935,000)
Purchases of bank premises and equipment	(30,000)	(69,000)

Net cash used in investing activities	(7,448,000)	(5,004,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposits	9,602,000	3,220,000
Net change in time deposits	2,560,000	2,049,000

Net cash provided by financing activities	12,162,000	5,269,000

Net change in cash and cash equivalents	4,495,000	12,000

CASH AND CASH EQUIVALENTS,
beginning of period	20,418,000	12,408,000

CASH AND CASH EQUIVALENTS,
end of period	$24,913,000	$12,420,000

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$260,000	$30,000
Income taxes paid	$—	$—
The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Organization and Nature of Operations

We prepared the consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted.

We made certain reclassifications to the 2005 consolidated financial statements to conform to the 2006 presentation. These reclassifications did not change the net loss. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results.

The information included in this Quarterly Report on Form 10-QSB should be read in conjunction with the consolidated financial statements and accompanying notes included in First Metroplex Capital's Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, as supplemented by the interpretation provided by SEC Staff Accounting Bulletin (SAB) No. 107, issued in March 2005. (SFAS 123R replaced SFAS 123, Stock-Based Compensation, issued in 1995.) We have elected the modified prospective application transition method of adoption and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the consolidated statement of income and total compensation cost related to nonvested awards not yet recognized, determined under the original provisions of SFAS 123, must also be recognized in the consolidated statement of income.

Prior to January 1, 2006, we accounted for stock options under Accounting Principle Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, an elective accounting policy permitted by SFAS 123. Under this standard, since the exercise price of our stock options granted is set equal to the market price on the date of the grant, we did not record any expense to the condensed consolidated statement of income related to stock options, unless certain original grant date terms were subsequently modified. However, as required, we disclosed, in the Notes to Consolidated Financial Statements, the pro forma expense impact of the stock option grants as if we had applied the fair-value-based recognition provisions of SFAS 123.

The adoption of SFAS 123R primarily impacted our accounting for stock options (See Note 9, Stock Options).

NOTE 3. LOANS

The components of loans at March 31, 2006 are summarized as follows:

Commercial	$17,738,000
Consumer installment	1,185,000
Real estate	14,781,000
33,704,000

Less allowance for loan losses	550,000
Less deferred loan fees	122,000
$33,032,000

The change in the allowance for credit losses for 2006 is as follows:

Balance at beginning of year	$400,000
Provision charged to operations	150,000
Loans charged off	—
Recoveries of loans previously charged off	—
Balance at March 31, 2006	$550,000

The components of loans at December 31, 2005 are summarized as follows:

Commercial	$11,572,000
Consumer installment	753,000
Real estate	13,961,000
26,286,000

Less allowance for loan losses	400,000
Less deferred loan fees	97,000
$25,789,000

At March 31, 2006, there were no loans which were contractually delinquent over ninety days that were continuing to accrue interest. In addition, there was one loan totaling $50,000 considered impaired, which has been recognized in conformity with SFAS No. 114 and SFAS No. 118. No interest income on impaired loans was recognized for cash payments during the period ended March 31, 2006.

NOTE 4. SECURITIES

At March 31, 2006 and December 31, 2005, securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Federal Reserve Bank Stock	$420,000	$—	$—	$420,000

NOTE 5. RELATED PARTIES

Certain Directors and Officers of the Bank have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005

Leasehold improvements	$505,000	$505,000
Furniture and equipment	846,000	816,000

	1,351,000	1,321,000
Less accumulated depreciation	278,000	221,000

	$1,073,000	$1,100,000

NOTE 7. DEPOSITS

Deposits at March 31, 2006 are summarized as follows:

	Amount	Percent
Noninterest bearing demand	$10,742,000	23%
Interest bearing demand (NOW)	1,833,000	4%
Money market accounts	20,536,000	43%
Savings accounts	418,000	1%
Certificates of deposit, less than $100,000	3,781,000	8%
Certificates of deposit, $100,000 or greater	9,916,000	17%

	$47,226,000	100%

Deposits at December 31, 2005 are summarized as follows:

Noninterest bearing demand	$7,119,000	20%
Interest bearing demand (NOW)	1,145,000	3%
Money market accounts	15,245,000	44%
Savings accounts	249,000	1%
Certificates of deposit, less than $100,000	3,090,000	9%
Certificates of deposit, $100,000 or greater	8,216,000	23%

	$35,064,000	100%

At March 31, 2006, the scheduled maturities of certificates of deposit were as follows:

2006	$8,427,000
2007	2,310,000
2008	459,000
2009	50,000
2010	2,451,000

Total	$13,697,000

NOTE 8. INCOME TAXES

Management has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carry forward period.

As of December 31, 2005, the Company had net tax operating loss carry forwards of approximately $2,300,000 that will ultimately expire in 2025 if not used.

NOTE 9. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The plan authorizes the granting of up to 260,000 shares to employees of the Company. The plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors. As of March 31, 2006 and December 31, 2005, a total of 184,500 options had been issued with an exercise price of $10.00 per share. These options vest evenly through October 2009.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, prior periods are not restated. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to the effective date of SFAS 123R, the Company applied APB 25, and related interpretations for our stock option grants. APB 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the three months ended March 31, 2006 is $19,000 lower than if we had continued to account for stock-based compensation under APB 25.

There was no stock based compensation issued in the first quarter of 2005. As a result, pro forma information to reflect the impact of stock based compensation for the first quarter of 2005 is not presented.

The following is a summary of activity in the Company’s stock option plan for 2006.

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the year	184,500	$10.00
Granted	—	—
Exercised	—	—
Expired forfeited	—	—

Outstanding at end of period	184,500	$10.00
Exercisable at end of period	36,900	$10.00
Available for grant at end of period	75,500	$10.00

The weighted average remaining contractual life of options outstanding at March 31, 2006 was 9.5 years. All outstanding options were granted with an exercise price of $10.00

The weighted average value per option granted during 2006 was $2.11. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions dividend yield of 0% expected volatility of 10%, risk-free interest rate of 2% and an expected life of 9 years.

The following is a summary of the Company’s nonvested options for 2006.

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	147,600	$2.11
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	147,600	$2.11

As of March 31, 2006, there was approximately $279,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements to be recognized over the vesting period.

NOTE 10. STOCK WARRANTS

The Company had two stock warrant plans at March 31, 2006 and December 31, 2005.

Initial shareholders in the Company received warrants to purchase one share of common stock for every five shares of common stock purchased in the offering. A total of 336,000 warrants were issued. These warrants are exercisable at a price of $12.50 per share at any time until November 2, 2007. During the three months ended March 31, 2006, no warrants were exercised.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the three months ended March 31, 2006, no warrants were exercised.

There were no additional warrants issued during the three months ended March 31, 2006.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2006, the Company had commitments to extend credit of approximately $8,356,000 and no standby letters of credit. At December 31, 2005, the Company had commitments to extend credit of approximately $8,207,000 and no standby letters of credit.

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

The agreements provide for compensation and benefits including the issuance of options to acquire up to 140,000 shares of the Company’s common stock at $10 per share, exercisable within ten years from the date of grant. At March 31, 2006, these options were issued and outstanding under the stock option plan disclosed in Note 9.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2006 and December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2006 and December 31, 2005, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of March 31, 2006
Total Capital (to Risk Weighted Assets)	$12,321	30.9%	3,181	≥8.00%	$3,976	≥10.00%

Tier I Capital (to Risk Weighted Assets)	11,823	29.7%	1,590	≥4.00%	2,386	≥6.00%

Tier I Capital (to Average Assets)	11,823	22.2%	2,131	≥4.00%	2,664	≥5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of December 21, 2005
Total Capital (to Risk Weighted Assets)	$12,584	39.9%	$2,521	≥8.00%	$3,151	≥10.00%

Tier I Capital (to Risk Weighted Assets)	12,190	38.6%	1,260	≥4.00%	1,890	≥6.00%

Tier I Capital (to Average Assets)	12,190	29.6%	1,647	≥4.00%	2,059	≥5.00%

NOTE 13. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

FIRST METROPLEX CAPITAL, INC.
CONDENSED BALANCE SHEET

	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$675,000	$674,000
Fixed assets	5,000	11,000
Investment in subsidiary	11,853,000	12,191,000
Total Assets	$12,533,000	$12,876,000

LIABILITIES AND CAPITAL
Capital	12,533,000	12,876,000
Total Liabilities and Capital	$12,533,000	$12,876,000

FIRST METROPLEX CAPITAL, INC.
CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31,

	2006	2005
Equity in loss from Bank	$(356,000)	$(455,0000)
Noninterest expense:
Professional and administrative expenses	6,000	17,000
Total	6,000	17,000
Net Loss	$(362,000)	$(472,0000)

FIRST METROPLEX CAPITAL, INC. CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31,

	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(362,000)	$(472,000)
Adjustments to reconcile net loss
To net cash provided by operating activities
Equity in loss of Bank	356,000	455,000

Changes in operating assets and liabilities:
Other assets	0	734,000

Net cash provided by operating activities	(6,000)	717,000

Cash Flows from Investing Activities
Sales of equipment	7,000	0
Net cash provided by investing activities	7,000	0

Cash Flows from Financing Activities	0	0

Net cash provided from financing activities	0	0

Net change in cash and cash equivalents	1,000	717,000

Cash and cash equivalents, beginning of year	674,000	96,000

Cash and cash equivalents, end of period	$675,000	$813,000

Supplemental Disclosure of Cash Flow Information
Interest paid	$—	$—
Income tax paid	$—	$—

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis presents our consolidated financial condition for the three months ended March 31, 2005 and 2006, and our consolidated results of operations as of March 31, 2006 and December 31, 2005. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, including the following:

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

These factors and the risk factors referred to in our Annual Report on Form 10-KSB for the year ended December 31, 2005 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

We are a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through our wholly owned banking subsidiary, T Bank. Our principal markets include North Dallas, Addison, Plano, Frisco and the neighboring Texas communities. As of March 31, 2006, we had, on a consolidated basis, total assets of $59.8 million, net loans of $33.0 million, total deposits of $47.2 million, and shareholders’ equity of $12.5 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.

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

The following discussion focuses on our financial condition for the three months ended March 31, 2006 and 2005 and our results of operations as of March 31, 2006 and December 31, 2005.

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

Key Performance Indicators at March 31, 2006

We believe the following were key indicators of our performance and results of operations through the first quarter of 2006:

•	our total assets grew to $59.8 million at the end of the first quarter of 2006, representing an increase of $11.8 million or 24%, from $48 million at the end of 2005;

•	our total loans grew to $33.7 million at the end of the first quarter of 2006, representing an increase of $7.4 million or 28%, from $26.3 million at the end of 2005;

•	our total deposits grew to $47.2 million at the end of the first quarter of 2006, representing an increase of $11.1 million or 31.6%, from $35.1 million at the end of 2005;

•	our total revenue grew to $913,000 in the first quarter of 2006 compared to $229,000 in the first quarter of 2005, representing an increase of 299%; and

•	our net loss was $362,000 in the first quarter of 2006, representing a decrease of 23%, from $472,000 in the first quarter of 2005.

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

Net interest income increased by 203%, or $398,000, to $594,000 in the first quarter of 2006 from $196,000 for the first quarter of 2005. Our net interest margin was 4.8% for both periods. These increases primarily resulted from higher loan volumes and interest bearing deposit volumes.

Total interest income increased by 280% to $861,000 for the first quarter of 2006, as compared to $226,000 for the first quarter of 2005. This increase is attributable primarily to increased loan volumes resulting from our ongoing marketing efforts.

Total interest expense increased by 790% to $267,000 in the first quarter of 2006, compared to $30,000 in the first quarter of 2005. This increase resulted primarily from increased deposits resulting from our ongoing marketing efforts. The average interest rate we paid for interest-bearing deposits for the first quarter of 2006 was 3.2%, compared to 2.7% for the first quarter of 2005.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005.

QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the three months ended			For the three months ended			For the year ended
	March 31, 2006			March 31, 2005			December 31, 2005
	Average Balance	Revenue Expense	Yield Rate	Average Balance	Revenue Expense	Yield Rate	Average Balance	Revenue Expense	Yield Rate

Assets
Interest-earning assets:
Loans net of reserve	28,382	629	8.9%	8,714	158	2.4%	17,231	$1,380	8.0%
Federal funds sold	20,739	226	4.4%	10,582	62	0.8%	10,857	347	3.2%
Securities	420	6	5.7%	420	6	1.9%	420	25	6.0%
Total earning assets	49,541	861	7.0%	19,716	226	1.5%	28,508	1,752	6.1%
Cash and other assets	3,744			1,594			2,390
Total assets	$53,285			$21,310			$30,898

Liabilities and Stockholders' Equity
NOW accounts	$1,292	1	1.2%	$824	$1	0.2%	$835	$6	0.7%
Money market accounts	18,729	132	2.8%	3,448	17	0.7%	8,717	226	2.6%
Savings accounts	292	1	1.4%	231	1	0.6%	242	4	1.7%
Certificates of deposit	3,477	36	4.1%	444	3	0.9%	1,522	54	3.5%
Certificates of deposit $100,000 or more	9,265	94	4.1%	1,251	8	0.9%	2,799	98	3.5%
Total interest bearing deposits	33,055	267	3.2%	6,198	30	0.6%	14,115	388	2.7%
Noninterest bearing deposits	8,052			1,661			3,875
Other liabilities	107			19			52
Stockholders equity	12,071			13,432			12,856
Total liabilities and stockholders' equity	$53,285			$21,310			$30,898

Net interest income		594			196			1,364
Net interest spread			3.7%			0.9%			3.4%
Net interest margin			4.8%			1.3%			4.8%

Provision for loan loss		150			74			300
Non-interest income		52			3			31
Non-interest expense		858			597			2,676
Income (loss) before income taxes		(362)			(472)			(1,581)
Income taxes expense (benefit)		—			—			—

Net loss		$362			$-472			$-1,581

Earnings (Loss) per share		(0.20)			(0.28)			(0.94)
Return on average equity		-11.4%			-4.7%			-73.8%

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

In the first quarter of 2006, our provision for loan losses was $150,000 compared to $74,000 for the first quarter of 2005. The provision amounts are directly related to loan volumes. We did not have any charge-offs during the first quarter of 2006.

Noninterest Income

As with the first quarter of 2005, our noninterest income for the quarter ended March 31, 2006 was attributable solely to service charges on depository accounts. Services charges for the first quarter of 2006 totaled $52,000, compared to $3,000 for the second quarter of 2005. The increase in income from service charges is attributable to the increase in our number of transactional and savings accounts.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the Bank for the periods indicated:

	Three months ended March 31, 2006	Three months ended March 31, 2005
Salaries and employee benefits	$556,000	$352,000
Net occupancy expense	131,000	105,000
Office expenses	30,000	16,000
Data processing	55,000	28,000
Professional fees	19,000	20,000
Advertising and promotional	14,000	23,000
Other expenses	53,000	53,000
Total noninterest expenses	$858,000.00	$597,000

Our total noninterest expense was $858,000 in the first quarter of 2006, as compared to $597,000 for the first quarter of 2005.

Salaries and employee benefits totaled $556,000 for the first quarter of 2006, as compared to $352,000 for the first quarter of 2005. We had 19 full-time equivalent employees as of March 31, 2006 compared to 15 full-time equivalent employees as of March 31, 2005. Also included in the first quarter of 2006 is $19,000 of expense related to stock options.

Occupancy and equipment expenses totaled $131,000 for the first quarter of 2006, as compared to $105,000 for the first quarter of 2005, attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Data processing expenses were $55,000 for the first quarter of 2006, compared to $28,000 for the first quarter of 2005 as a result of increased volume and new services.

Income Taxes

No federal tax expense was recorded for the quarter ended March 31, 2006, based upon net operating losses. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved.

Financial Condition

Our total assets as of March 31, 2006 were $59.8 million, compared to $48.0 million as of December 31, 2005 and $25.5 million as of March 31, 2005. The increase in our total assets was primarily the result of increases in deposits.

Our total deposits increased to $47.2 million as of March 31, 2006, compared to $35.1 million as of December 31, 2005. Our asset growth during the first quarter of 2006 was primarily the result of our continued marketing efforts to attract new clients.

As of March 31, 2006, our shareholders’ equity was $12.5 million, compared to $12.9 million as of December 31, 2005. The decrease was the result of operating losses in the first quarter of 2006.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At March 31, 2006, the Bank had $22.6 million in federal funds sold. At December 31, 2005 the Bank had $17.5 million federal funds sold. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-liability Committee.

At March 31, 2006 and December 31, 2005, the Bank’s securities consisted solely of Federal Reserve Bank Stock, having an amortized cost of $420,000, an estimate fair value of $420,000, and a weighted average yield of 5.7%.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of March 31, 2006	As of December 31, 2005
Real estate - mortgage	$10,442,000	$10,342,000
Commercial and industrial	17,738,000	11,572,000
Consumer	1,185,000	753,000
Real estate - construction	4,339,000	3,619,000
Other loans	0	0
Gross loans and leases	$33,704,000	$26,286,000

Less: Allowance for loan and lease losses	550,000	40,000
Less: Deferred loan fees	122,000	97,000
Loans, net	$33,032,000	$25,789,000

As of March 31, 2006 and December 31, 2005, our total loans were $33.0 million and $25.8 million, respectively. The increase in our loan volume during the first quarter of 2006 resulted from the continued growth of our operations. Our total loans as a percentage of total assets were to 55% as of March 31, 2006.

Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our client’s businesses. At March 31, 2006 and December 31, 2005, commercial loans totaled $17.7 million and $11.6 million, approximately 52% and 44% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At March 31, 2006 and December 31, 2005, consumer loans totaled $1,185,000 and $753,000, approximately 2% and 3% of our total funded loans, respectively.

Our real estate loan portfolio is comprised of construction loans and short term mortgage loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. We typically make construction loans to builders that have an established record of successful project completion and loan repayment. Short term mortgage loans typically are secured by commercial properties occupied by the borrower, have terms of three to ten years with both fixed and floating rates. At March 31, 2006 and December 31, 2005, real estate loans totaled $14.8 million and $13.9 million, approximately 46% and 55% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2006, our commercial loan portfolio included $8.5 million of loans, approximately 25% of our total funded loans, to fund the purchase of dental practices. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated and the Bank continues to grow, the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Our loan terms vary according to loan type. The following table shows the maturity distribution of our loans as of March 31, 2006:

	As of March 31, 2006
	Over 1 Year through 5 Years			Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Real estate — construction	$2,634,000	$1,705,000	$0	$0	$0	$4,339,000
Real estate — secured	2,864,000	7,206,000	0	0	0	10,442,000
Commercial and industrial	5,743,000	7,487,000	159,000	1,371,000	0	17,738,000
Consumer	746,000	439,000	0	190,000	0	1,185,000
Total	$11,987,000	$16,837,000	$159,000	$1,561,000	$0	$33,704,000

Nonperforming Loans and Assets

 Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of March 31, 2006, we had nonperforming assets of $50,000.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had no loans classified in these categories at March 31, 2006.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.5% of the outstanding principal will be used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Thus, our allowance was $550,000 and $400,000 as of March 31, 2006 and December 31, 2005, respectively.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the year ended December 31, 2005 and the first quarter of 2006, we did not incur any charge-offs.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.

	As of March 31, 2006		As of December 31, 2005
	Amt.	Loan Category to Gross Loans	Amt.	Loan Category to Gross Loans
Allocated:
Real estate — construction	$65,000	12%	$57,000	14%
Real estate — secured	157,000	29	143,000	36
Commercial and industrial	310,000	96	189,000	47
Consumers	18,000	3	11,000	3
Total allowance for loan and lease losses	$550,000	100%	$400,000	100%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $1.1 million at March 31, 2006 and $1.1 million at December 31, 2005. We expect to lease approximately 3,000 square feet of additional space at market rates at the Dallas location.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	For the three months ended			For the three months ended			For the year ended
	March 31, 2006			March 31, 2005			December 31, 2005
(000's)	Average	Percent of		Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
Noninterest bearing deposits	$8,052	19.6%	0.0%	$1,661	21.1%	0.0%	$3,875	21.5%	0.0%
NOW accounts	1,292	3.1%	1.2%	824	10.5%	0.2%	835	4.6%	0.7%
Money market accounts	18,729	45.6%	2.8%	3,448	43.9%	0.7%	8,717	48.5%	2.6%
Savings accounts	292	0.7%	1.4%	231	2.9%	0.6%	242	1.3%	1.7%
Certificates of deposit	3,477	8.5%	4.1%	444	5.6%	0.9%	1,522	8.5%	3.5%
Certificates of deposit $100,000 or more	9,265	22.5%	4.1%	1,251	15.9%	0.9%	2,799	15.6%	3.5%
Total interest bearing deposits	$41,107	100.0%	2.6%	$7,859	100.0%	0.5%	$17,990	100.0%	2.2%

Total deposits at March 31, 2006 and December 31, 2005 were $47.2 million and $35.1 million respectively, representing an increase of $12.1 million, or 34%, during the first quarter of 2006. The Bank is constantly searching for ways to attract additional deposits.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the periods indicated:

	March 31, 2006	December 31, 2005

Three months or less	$4,561,000	$340,000
Over three months through six months	1,895,000	4,524,000
Over six months through 12 months	1,492,000	1,809,000
Over 12 months	1,968,000	1,543,000
Total	$9,916,000	$8,216,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	At March 31, 2006	At December 31, 2005

Return on assets	(2.6)	(4.6)
Return on equity	(11.4)	(11.2)
Dividend payout ratio	0.0	0.0
Equity to assets ratio	22.6	41.6

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit.

Borrowings

The Company has access to a variety of borrowing sources including federal funds purchased. At March 31, 2006 and December 31, 2005, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $8.4 million and $8.2 million, respectively, and no standby letters of credit. Management believes the Bank has sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $9.2 million at March 31, 2006 and December 31, 2005.

The following table summarizes the Bank’s significant contractual obligations and other potential funding needs at March 31, 2006:

	As of March 31, 2006
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
Time deposits	$9,149,000	$1,097,000	$3,869,000	$0
Operating leases	164,000	370,000	275,000	463,000
Total	$9,313,000	$1,467,000	$4,144,000	$463,000

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

As of March 31, 2006, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006	(000’s)		(000’s)		(000’s)
Total Capital (to risk-weighted assets)	12,321,000	30,9%	3,181,000	>8%	3,976,000	>10%
Tier 1 capital (to risk-weighted assets)	11,823,000	29.7%	1,599,000	>4%	2,386,000	>6%
Tier 1 capital (to average assets)	11,823,000	22.2%	2,131,000	>4%	2,664,000	>5%
As of December 31, 2005
Total Capital (to risk-weighted assets)	12,584,000	39.9%	2,521,000	>8%	3,851,000	>10%
Tier 1 capital (to risk-weighted assets)	12,190,000	38.6%	1,260,000	>4%	1,890,000	>6%
Tier 1 capital (to average assets)	12,190,000	29.6%	1,647,000	>4%	2,059,000	>5%

Liquidity Management

At March 31, 2006 the Company (excluding the Bank) had approximately $675,000 in remaining cash proceeds of the initial public offering. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval which will not be granted until the accumulated deficit has been eliminated.

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

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is our intention to maintain a conservative loan to deposit ratio in the range of 70% over time. Given this goal, we will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will we seek to attract transient volatile, non-local deposits with above market interest rates. As of March 31, 2006, the loan to deposit ratio was 98%.

The Bank had cash and cash equivalents of $24.9 million, or 32% of total Bank assets, at March 31, 2006. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At March 31, 2006, the Bank was considered “well capitalized” by regulatory standards.

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

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At March 31, 2006, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over a 12-month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Investment/Asset-liability Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the March 31, 2006 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider an up or down change of 100, 200, 300 and 400 basis points during a 12-month period. At March 31, 2006, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $192,000, or 7.3% lower than the net interest income in the rates unchanged scenario, and $390,000, or 14.8%, lower than the net interest income in the rates unchanged scenario at the March 31, 2006 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 20%. At March 31, 2006, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $85,000, or 3.2%, higher than the net interest income in the rates unchanged scenario, and $164,000, or 6.2%, higher than the net interest income in the rate unchanged scenario at the March 31, 2006 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of March 31, 2006:

	Change in Future Net Interest Income At March 31, 2006
	Dollar Change	Percentage Change
+200 basis points over one year	164,000	6.2%
+100 basis points over one year	85,000	3.2%
—100 basis points over one year	(192,000)	(7.3)%
—200 basis points over one year	(390,000)	(14.8)%

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at March 31, 2006, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of March 31, 2006 Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets: (000’s)

Short-term investments and federal funds sold	$22,600	$0	$0	$0	$0	$0	$22,600
Investment securities	0	0	0	0	420	0	420
Loans	11,758	3,588	8,022	4,978	5,308	50	37,704
Fixed and other assets	0	0	0	0	0	3,110	3,110
Total Assets	$34,358	$3,588	$8,022	$4,978	$5,728	$3,160	$59,834

Liabilities and Shareholders’ Equity:
Non-interest-bearing, interest-bearing checking, savings and money market accounts	14,287	0	0	8,500	0	10,742	33,529
Certificates of deposit	0	5,121	5,214	909	2,453	0	13,697
Borrowed funds	0	0	0	0	0	0	0
Other liabilities	0	0	0	0	0	75	75
Shareholders’ equity	0	0	0	0	0	12,533	12,533
Total liabilities and shareholders’ equity	14,287	5,121	5214	9,409	2,453	22,350	59,834
Period gap	20,071	(1,538)	2,808	(3,681)	707
Cumulative gap	20,071	18,533	21,341	17,660	18,367
Period gap to total assets	34%	(3)%	5%	(6)%	1%
Cumulative gap to total assets	34%	31%	36%	30%	31%

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of March 31, 2006
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years

Operating Leases	$164,000	$370,000	$275,000	$463,000

Total	$164,000	$370,000	$275,000	$463,000

ITEM 3. Controls and Procedures

 As of the end of the period covered by this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

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

FIRST METROPLEX CAPITAL, INC.

Date: May 19, 2006	By:	/s/ Patrick G. Adams
Patrick G. Adams President and Chief Executive Officer