Form 10QSB
period 2006-06-30
FIRST METROPLEX CAPITAL INC
filed 2006-08-14
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number 000-51297

FIRST METROPLEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Texas	71-0919962
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16000 Dallas Parkway, Suite 125, Dallas, Texas 75248
(Address of principal executive offices)

(972) 720-9000
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of July 31, 2006, was 1,680,150 shares.

FIRST METROPLEX CAPITAL, INC.

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
	JUNE 30, 2006	DECEMBER 31, 2005

	(Unaudited)
ASSETS

Cash and due from banks	$2,285,000	$2,933,000
Federal funds sold	9,005,000	17,485,000

Total cash and cash equivalents	11,290,000	20,418,000

Investments restricted	420,000	420,000
Loans, less allowance for credit losses of $725,000 and $400,000, respectively	46,375,000	25,789,000
Bank premises and equipment, net	1,338,000	1,100,000
Other assets	655,000	289,000

TOTAL ASSETS	$60,078,000	$48,016,000

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Demand deposits
Noninterest bearing	$12,191,000	7,119,000
Interest bearing	21,041,000	16,390,000
Time deposits $100,000 and over	10,298,000	8,216,000
Other time deposits	4,164,000	3,339,000

Total deposits	47,694,000	35,064,000

Other liabilities	94,000	76,000

Total liabilities	47,788,000	35,140,000

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value
10,000,000 shares authorized
1,680,150 and 1,680,150 shares issued and outstanding, respectively	17,000	17,000
Additional paid-in capital	16,420,000	16,382,000
Retained deficit	(4,148,000)	(3,523,000)

Total shareholders' equity	12,289,000	12,876,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$60,078,000	$48,016,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	3 MONTHS ENDED JUNE 30, 2006	3 MONTHS ENDED JUNE 30, 2005	6 MONTHS ENDED JUNE 30, 2006	6 MONTHS ENDED JUNE 30, 2005

INTEREST INCOME
Interest and fees on loans	$840,000	$299,000	$1,468,000	$457,000
Restricted investments	6,000	6,000	13,000	13,000
Federal funds sold	219,000	66,000	445,000	127,000

Total interest income	1,065,000	371,000	1,926,000	597,000

INTEREST EXPENSE
Deposits	299,000	61,000	566,000	91,000

Interest income, net	766,000	310,000	1,360,000	506,000

PROVISION FOR CREDIT LOSSES	175,000	76,000	325,000	150,000

Interest income after
provision for credit losses	591,000	234,000	1,035,000	356,000

OTHER INCOME
Service fees	135,000	7,000	187,000	10,000

OTHER EXPENSES
Salaries and employee benefits	542,000	350,000	1,098,000	702,000
Occupancy expense	145,000	116,000	276,000	221,000
Professional fees	61,000	58,000	79,000	89,000
Other operating expenses	240,000	172,000	394,000	281,000

	988,000	696,000	1,847,000	1,293,000

NET LOSS	$(262,000)	$(455,000)	$(625,000)	$(927,000)

Net loss per weighted average share	$(0.16)	$(0.27)	$(0.37)	$(0.55)

Weighted average shares outstanding	1,680,150	1,680,000	1,680,150	1,680,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulate Other Comprehensive Income	Total

BALANCE, December 31, 2005	$17,000	$16,382,000	$(3,523,000)	$—	$12,876,000
Comprehensive income
Net loss - YTD			(625,000)
Total comprehensive loss					(625,000)
Share based compensation		38,000			38,000
BALANCE, June 30, 2006	$17,000	$16,420,000	$(4,148,000)	—	$12,289,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(625,000)	$(927,000)
Adjustments to reconcile net loss
to net cash used in operating activities

Provision for credit losses	325,000	150,000
Depreciation expense	120,000	92,000
Share based compensation	38,000	—
Changes in operating assets and liabilities:
Other assets	(365,000)	111,000
Other liabilities	18,000	33,000

Net cash used in operating activities	(489,000)	(543,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(20,911,000)	(9,988,000)
Purchases of bank premises and equipment	(358,000)	(84,000)

Net cash used in investing activities	(21,269,000)	(10,072,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposits	9,723,000	6,969,000
Net change in time deposits	2,907,000	2,934,000

Net cash provided by financing activities	12,630,000	9,903,000

Net change in cash and cash equivalents	(9,128,000)	(712,000)

CASH AND CASH EQUIVALENTS,
beginning of period	20,418,000	12,408,000

CASH AND CASH EQUIVALENTS,
end of period	$11,290,000	$11,696,000

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$557,000	$89,000
Income taxes paid	$—	$—

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

Basic earnings per share is based on the weighted average number of shares outstanding during the three and six month periods ending June 30, 2006 and 2005. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

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

In March, 2006 the FASB issued FASB No. 156 “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” FASB No. 156 permits the Company to choose either the amortization method of fair value measurement method to measure servicing assets or liabilities. FASB No. 156 is effective January 1, 2007 and management does not expect its adoption to have a material impact on the Company’s financial position, results of operations, or liquidity.

In July, 2006 the FASB issued Interpretation No. 48 which clarifies the “Accounting for Uncertainty in Income Taxes” in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is reviewing the interpretation; however, it is anticipated that it will not have a material impact on the Company’s financial position, results of operation, or liquidity.

NOTE 3.  LOANS

The components of loans at June 30, 2006 are summarized as follows:

Commercial	$24,046,000
Consumer installment	1,558,000
Real estate	21,629,000
47,233,000

Less allowance for loan losses	725,000
Less deferred loan fees	133,000
$46,375,000

The change in the allowance for credit losses is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$400,000	$100,000	$550,000	$174,000
Provision charged to operations	325,000	150,000	175,000	76,000
Loans charged off	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—
Balance at end of period	$725,000	$250,000	$725,000	$250,000

The components of loans at December 31, 2005 are summarized as follows:

Commercial	$11,572,000
Consumer installment	753,000
Real estate	13,961,000
Total	26,286,000

Less allowance for loan losses	400,000
Less deferred loan fees	97,000
Total	$25,789,000

At June 30, 2006, there were no loans which were contractually delinquent over ninety days that were continuing to accrue interest. In addition, there were two loans totaling $79,000 considered impaired, which has been recognized in conformity with SFAS No. 114 and SFAS No. 118. No interest income on impaired loans was recognized for cash payments during the period ended June 30, 2006.

NOTE 4.  SECURITIES

At June 30, 2006 and December 31, 2005, securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Federal Reserve Bank Stock	$420,000	$—	$—	$420,000

NOTE 5.  RELATED PARTIES

Certain Directors and Officers of the Bank have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

NOTE 6.  BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005

Leasehold improvements	$718,000	$505,000
Furniture and equipment	961,000	816,000

	1,679,000	1,321,000
Less accumulated depreciation	341,000	221,000

	$1,338,000	$1,100,000

NOTE 7.  DEPOSITS

Deposits at June 30, 2006 are summarized as follows:

	Amount	Percent

Noninterest bearing demand	$12,191,000	26%
Interest bearing demand (NOW)	1,732,000	4%
Money market accounts	19,309,000	40%
Savings accounts	452,000	1%
Certificates of deposit, less than $100,000	3,712,000	8%
Certificates of deposit, $100,000 or greater	10,298,000	21%

	$47,694,000	100%

Deposits at December 31, 2005 are summarized as follows:

Noninterest bearing demand	$7,119,000	20%
Interest bearing demand (NOW)	1,145,000	3%
Money market accounts	15,245,000	44%
Savings accounts	249,000	1%
Certificates of deposit, less than $100,000	3,090,000	9%
Certificates of deposit, $100,000 or greater	8,216,000	23%

Total	$35,064,000	100%

At June 30, 2006, the scheduled maturities of certificates of deposit were as follows:

2006	$6,824,000
2007	4,533,000
2008	55,000
2009	55,000
2010	1,971,000
2011	572,000

Total	$14,010,000

NOTE 8.  INCOME TAXES

Management has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carry forward period.

As of December 31, 2005, the Company had net tax operating loss carry forwards of approximately $2,300,000 that will ultimately expire in 2025 if not used.

NOTE 9.  STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The plan authorizes the granting of up to 260,000 shares to employees of the Company. The plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors. As of June 30, 2006 and December 31, 2005, a total of 184,500 options had been issued with an exercise price of $10.00 per share. These options vest ratably each year through October 2009.

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

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the three and six months ended June 30, 2006 is $19,000 and $38,000 lower respectively than if we had continued to account for stock-based compensation under APB 25.

There was no stock based compensation issued in the first six months of 2005. As a result, pro forma information to reflect the impact of stock based compensation for the first six months of 2005 is not presented.

The following is a summary of activity in the Company’s stock option plan for 2006.

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the year	184,500	$10.00
Granted	—	—
Exercised	—	—
Expired forfeited	—	—

Outstanding at end of period	184,500	$10.00
Exercisable at end of period	36,900	$10.00
Available for grant at end of period	75,500	$10.00

The weighted average remaining contractual life of options outstanding at June 30, 2006 was 9.3 years. All outstanding options were granted with an exercise price of $10.00

The weighted average value per option granted during 2005 was $2.11. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions dividend yield of 0% expected volatility of 10%, risk-free interest rate of 2% and an expected life of 9.3 years.

The following is a summary of the Company’s nonvested options for 2006.

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	147,600	$2.11
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2006	147,600	$2.11

As of June 30, 2006, there was approximately $260,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements to be recognized over the vesting period.

NOTE 10.  STOCK WARRANTS

The Company had two stock warrant plans at June 30, 2006 and December 31, 2005.

Initial shareholders in the Company received warrants to purchase one share of common stock for every five shares of common stock purchased in the offering. A total of 336,000 warrants were issued. These warrants are exercisable at a price of $12.50 per share at any time until November 2, 2007. During the three and six months ended June 30, 2006, no warrants were exercised. At June 30, 2006, 335,850 warrants were outstanding.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and are outstanding. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the three and six months ended June 30, 2006, no warrants were exercised. There were no additional warrants issued during the three or six months ended June 30, 2006.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2006, the Company had commitments to extend credit of approximately $10,799,000 and no standby letters of credit. At December 31, 2005, the Company had commitments to extend credit of approximately $8,207,000 and no standby letters of credit.

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

The agreements provide for compensation and benefits including the issuance of options to acquire up to 140,000 shares of the Company’s common stock at $10 per share, exercisable within ten years from the date of grant. At June 30, 2006, these options were issued and outstanding under the stock option plan disclosed in Note 9.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2006 and December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2006 and December 31, 2005, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of June 30, 2006
Total Capital (to Risk Weighted Assets)	$12,280	24.2%	4,052	>8.0%	$5,066	>10.0%

Tier I Capital (to Risk Weighted Assets)	11,646	23.0%	2,026	>4.0%	3,039	>6.0%

Tier I Capital (to Average Assets)	11,646	19.3%	2,413	>4.0%	3,016	>5.0%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of December 21, 2005
Total Capital (to Risk Weighted Assets)	$12,584	39.9%	$2,521	>8.0%	$3,151	>10.0%

Tier I Capital (to Risk Weighted Assets)	12,190	38.6%	1,260	>4.0%	1,890	>6.0%

Tier I Capital (to Average Assets)	12,190	29.6%	1,647	>4.0%	2,059	>5.0%

NOTE 13.  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

FIRST METROPLEX CAPITAL, INC.
CONDENSED BALANCE SHEET

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$639,000	$674,000
Fixed assets	5,000	11,000
Investment in subsidiary	11,646,000	12,191,000
Total Assets	$12,289,000	$12,876,000

LIABILITIES AND CAPITAL
Capital	12,289,000	12,876,000
Total Liabilities and Capital	$12,289,000	$12,876,000

FIRST METROPLEX CAPITAL, INC.
CONDENSED INCOME STATEMENT

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005

Equity in loss from Bank	$(206,000)	$(369,000)	$(544,000)	$(824,000)
Noninterest expense: Stock related compensation	19,000		38,000
Professional and administrative expenses	37,000	86,000	43,000	103,000
Total	56,000	86,000	81,000	103,000
Net Loss	$(262,000)	$(455,000)	$(625,000)	$(927,000)

FIRST METROPLEX CAPITAL, INC. CONDENSED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(625,000)	$(927,000)
Adjustments to reconcile net loss
To net cash provided by operating activities
Equity in loss of Bank	544,000	824,000
Stock related compensation	38,000	—
Changes in operating assets and liabilities:
Other assets	8,000	722,000

Net cash provided by operating activities	(35,000)	619,000

Cash Flows from Investing Activities
Sales of equipment	—	—
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities	—	—

Net cash provided from financing activities	—	—

Net change in cash and cash equivalents	(35,000)	619,000

Cash and cash equivalents, beginning of year	674,000	96,000

Cash and cash equivalents, end of period	$639,000	$715,000

Supplemental Disclosure of Cash Flow Information
Interest paid	$—	$—
Income tax paid	$—	$—

ITEM 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis presents our consolidated financial condition as of June 30, 2006 and December 31, 2005, and our consolidated results of operations for the three months and six months ended as of June 30, 2006 and 2005. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

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

Executive Overview

Introduction

We are a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through our wholly owned banking subsidiary, T Bank. Our principal markets include North Dallas, Addison, Plano, Frisco and the neighboring Texas communities. As of June 30, 2006, we had, on a consolidated basis, total assets of $60.1 million, net loans of $46.4 million, total deposits of $47.7 million, and shareholders’ equity of $12.3 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.

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

The following discussion focuses on our financial condition for the three and six months ended June 30, 2006 and 2005 and our results of operations as of June 30, 2006 and December 31, 2005.

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

Key Performance Indicators at June 30, 2006

We believe the following were key indicators of our performance and results of operations through the second quarter of 2006:

•	our total assets grew to $60.1 million at the end of the second quarter of 2006, representing an increase of $12.1 million, or 25%, from $48 million at the end of 2005;

•	our total loans grew to $47.2 million at the end of the second quarter of 2006, representing an increase of $20.9 million, or 79%, from $26.3 million at the end of 2005;

•	our total deposits grew to $47.7 million at the end of the second quarter of 2006, representing an increase of $12.6 million, or 35.9%, from $35.1 million at the end of 2005;

•	our total revenue grew to $2,113,000 in the first two quarters of 2006 compared to $607,000 in the first two quarters of 2005, representing an increase of $1,506,000, or 248%; and

•	our net loss was $625,000 in the first two quarters of 2006, representing a decrease of $302,000, or 33%, from a net loss of $927,000 in the first two quarters of 2005.

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

Net interest income increased by 168%, or $854,000, to $1,360,000 in the first two quarters of 2006 compared to $506,000 for the first two quarters of 2005. Our net interest margin was 5.1% for the first two quarters of 2006 compared to 4.6% for the first two quarters of 2005. Net interest income for the three months ended June 30, 2006 was $766,000 compared to $310,000 for the three months ended June 30, 2005. These increases primarily resulted from higher loan volumes and higher deposit volumes.

Total interest income increased by $1,329,000, or 222%, to $1,926,000 for the six months ended June 30, 2006, as compared to $597,000 for the six months ended June 30, 2005. Total interest income was $1,065,000 for the three months ended June 30, 2006 compared to $371,000 for the three months ended June 30, 2005. The average interest yield we earned for interest-earning assets for the six months ended June 30, 2006 was 7.3%, compared to 5.4% for the six months ended June 30, 2005. These increases are attributable primarily to the market rise in interest rates and to increased loan volumes resulting from our ongoing marketing efforts.

Total interest expense increased by $475,000, or 790%, to $566,000 in the first two quarters of 2006, compared to $91,000 in the first two quarters of 2005. Total interest expense was $299,000 for the three months ended June 30, 2006 compared to $61,000 for the three months ended June 30, 2005. These increases resulted primarily from increased deposits resulting from our ongoing marketing efforts. The average interest rate we paid for interest-bearing deposits for the first two quarters of 2006 was 3.3%, compared to 2.2% for the first two quarters of 2005. These increases resulted primarily from the market rise in interest rates.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the six months ended June 30, 2006 and 2005 and the year ended December 31, 2005.

QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the six months ended			For the six months ended			For the year ended
	June 30, 2006			June 30, 2005			December 31, 2005
	Average Balance	Revenue Expense	Yield Rate	Average Balance	Revenue Expense	Yield Rate	Average Balance	Revenue Expense	Yield Rate

Assets
Interest-earning assets:
Loans net of reserve	33,329	1,468	8.8%	11,765	457	7.7%	17,231	$1,380	8.0%
Federal funds sold	19,343	445	4.6%	9,838	127	2.6%	10,857	347	3.2%
Securities	420	13	6.0%	420	13	6.0%	420	25	6.0%
Total earning assets	53,092	1,926	7.3%	22,023	597	5.4%	28,508	1,752	6.1%
Cash and other assets	3,729			2,002			2,390
Total assets	$56,821			$24,025			$30,898

Liabilities and Stockholders' Equity
NOW accounts	$1,468	9	1.2%	$840	$2	0.5%	$835	$6	0.7%
Money market accounts	19,202	277	2.9%	4,801	53	2.2%	8,717	226	2.6%
Savings accounts	389	3	1.5%	230	2	1.7%	242	4	1.7%
Certificates of deposit	3,612	75	4.2%	633	9	2.8%	1,522	54	3.5%
Certificates of deposit $100,000 or more	9,677	203	4.2%	1,720	25	2.9%	2,799	98	3.5%
Total interest bearing deposits	34,348	566	3.3%	8,224	91	2.2%	14,115	388	2.7%
Noninterest bearing deposits	10,546			2,566			3,875
Other liabilities	84			25			52
Stockholders equity	11,844			13,210			12,856
Total liabilities and stockholders' equity	$56,822			$24,025			$30,898

Net interest income		1,360			506			1,364
Net interest spread			4.0%			3.2%			3.4%
Net interest margin			5.1%			4.6%			4.8%

Provision for loan loss		325			150			300
Non-interest income		187			10			31
Non-interest expense		1847			1,293			2,676
Income (loss) before income taxes		(625)			(927)			(1,581)
Income taxes expense (benefit)		—			—			—

Net loss		$(625)			$(927)			$(1,581)

Earnings (Loss) per share		(0.37)			(0.55)			(0.94)
Return on average equity		(10.6%)			(9.4%)			-73.8%

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

In the first two quarters of 2006, our provision for loan losses was $325,000 compared to $150,000 for the first two quarters of 2005. The provision for loan losses for the three months ended June 30, 2006 and 2005 was $175,000 and $76,000, respectively. The provision amounts are directly related to loan volumes. We did not have any charge-offs during the first two quarters of 2006.

Noninterest Income

As with the first two quarters of 2005, our noninterest income for the six months ended June 30, 2006 was attributable solely to service charges on depository accounts. Services charges for the six months ended June 30, 2006 totaled $187,000, compared to $10,000 for the six months ended June 30, 2005. Noninterest income for the three months ended June 30, 2006 was $135,000 compared to $7,000 for the three months ended June 30, 2005. The increase in income from service charges is attributable to the increase in our number of transactional and savings accounts and higher volume depository clients.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the Company for the periods indicated:

	Six months ended June 30, 2006	Six months ended June 30, 2005	Three months ended June 30, 2006	Three months ended June 30, 2005
Salaries and employee benefits	$1,098,000	$702,000	$542,000	$350,000
Net occupancy expense	276,000	221,000	145,000	116,000
Office expenses	66,000	49,000	36,000	33,000
Data processing	140,000	72,000	85,000	45,000
Professional fees	79,000	89,000	61,000	58,000
Advertising and promotional	42,000	34,000	27,000	11,000
Other expenses	146,000	126,000	92,000	84,000
Total noninterest expenses	$1,847,000	$1,293,000	$988,000	$696,000

Our total noninterest expense increased $554,000 or 42.9% to $1,847,000 for the six months ended June 30, 2006, as compared to $1,293,000 for the six months ended June 30, 2005. Total noninterest expense for the three months ended June 30, 2006 was $988,000 compared to $696,000 for the three months ended June 30, 2005.

Salaries and employee benefits totaled $1,098,000 for the six months ended June 30, 2006, as compared to $702,000 for the six months ended June 30, 2005. Salaries and employee benefits for the three months ended June 30, 2006 was $542,000 compared to $350,000 for the three months ended June 30, 2005. We had 20 full-time equivalent employees as of June 30, 2006 compared to 14 full-time equivalent employees as of June 30, 2005. Also included in the three months and six months ended June 30, 2006 is $19,000 and $38,000, respectively, of expense related to stock options.

Occupancy and equipment expenses totaled $276,000 for the six months ended June 30, 2006, as compared to $221,000 for the six months ended June 30, 2005. These expenses are attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment. Net occupancy expense for the three months ended June 30, 2006 was $145,000 compared to $116,000 for the three months ended June 30, 2005. The Bank leased an additional 2,800 square feet at our Tollway Plaza location at market rates effective May 1, 2006 to house our Trust and Operation Departments.

Data processing expenses were $140,000 for the six months ended June 30, 2006, compared to $72,000 for the six months ended June 30, 2005. This increase is attributable to increased volume and new services. Data processing expenses for the three months ended June 30, 2006 were $85,000 compared to $45,000 for the three months ended June 30, 2005.

Income Taxes

No federal tax expense was recorded for the six months ended June 30, 2006, based upon net operating losses. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved.

Financial Condition

Our total assets as of June 30, 2006 were $60.1 million, compared to $48.0 million as of December 31, 2005 and $29.7 million as of June 30, 2005. The increase in our total assets was primarily the result of increases in deposits.

Our total deposits increased to $47.7 million as of June 30, 2006, compared to $35.1 million as of December 31, 2005 and $16.1 million as of June 30, 2005. Our asset growth during the first two quarters of 2006 was primarily the result of our continued marketing efforts to attract new clients.

As of June 30, 2006, our shareholders’ equity was $12.3 million, compared to $12.9 million as of December 31, 2005. The decrease was the result of operating losses in the first two quarters of 2006.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At June 30, 2006, the Bank had $9.0 million in federal funds sold. At December 31, 2005 the Bank had $17.5 million federal funds sold. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-liability Committee.

At June 30, 2006 and December 31, 2005, the Bank’s securities consisted solely of Federal Reserve Bank Stock, having an amortized cost of $420,000, an estimate fair value of $420,000, and a weighted average yield of 6.0%.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of June 30, 2006	As of December 31, 2005
Real estate - mortgage	$12,844,000	$10,342,000
Commercial and industrial	24,046,000	11,572,000
Consumer	1,558,000	753,000
Real estate - construction	8,785,000	3,619,000
Other loans	0	0
Gross loans and leases	$47,233,000	$26,286,000

Less: Allowance for loan and lease losses	725,000	40,000
Less: Deferred loan fees	133,000	97,000
Loans, net	$46,375,000	$25,789,000

As of June 30, 2006 and December 31, 2005, our total loans were $47.2 million and $26.3 million, respectively. The increase in our loan volume during the first half of 2006 resulted from the continued growth of our operations. Our total net loans as a percentage of total assets were to 77% as of June 30, 2006 compared to 53% as of December 31, 2005.

Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our client’s businesses. At June 30, 2006 and December 31, 2005, commercial loans totaled $24.0 million and $11.6 million, approximately 51% and 44% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At June 30, 2006 and December 31, 2005, consumer loans totaled $1,558,000 and $753,000, approximately 3% and 3% of our total funded loans, respectively.

Our real estate loan portfolio is comprised of construction loans and short term mortgage loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. We typically make construction loans to builders that have an established record of successful project completion and loan repayment. Short term mortgage loans typically are secured by commercial properties occupied by the borrower, have terms of three to ten years with both fixed and floating rates. At June 30, 2006 and December 31, 2005, real estate loans totaled $21.6 million and $13.9 million, approximately 46% and 55% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2006, our commercial loan portfolio included $20 million of loans, approximately 42% of our total funded loans, to dental professionals. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. Even as new loans are generated and the Bank continues to grow, the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Our loan terms vary according to loan type. The following table shows the maturity distribution of our loans as of June 30, 2006:

	As of June 30, 2006
	Over 1 Year through 5 Years			Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Real estate — construction	$3,773,000	$5,012,000	$0	$0	$0	$8,785,000
Real estate — secured	4,155,000	7,085,000	0	1,604,000	0	12,844,000
Commercial and industrial	6,830,000	8,660,000	1,345,000	7,211,000	0	24,046,000
Consumer	1,065,000	493,000	0	0	0	1,558,000
Total	$15,823,000	$21,250,000	$1,345,000	$8,815,000	$0	$47,233,000

Nonperforming Loans and Assets

 Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of June 30, 2006, we had nonperforming assets of $30,000 compared to $96,000 at December 31, 2005.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had two loans totaling $79,000 classified in these categories at June 30, 2006 and loans totaling $96,000 in these categories at December 31, 2005.

Allowance for Loan Losses

Implicit in our lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with our loan portfolio, additions are made to our allowance for loan losses in the form of direct charges against income so that our allowance is available to absorb possible loan losses. The factors that influence the allowance amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss, changes in the size and composition of the loan portfolio, and general economic conditions.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.5% of the outstanding principal will be used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Thus, our allowance was $725,000 and $400,000 as of June 30, 2006 and December 31, 2005, respectively.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the year ended December 31, 2005 and the first two quarters of 2006, we did not incur any charge-offs.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.

	As of June 30, 2006		As of December 31, 2005
	Amt.	Loan Category to Gross Loans	Amt.	Loan Category to Gross Loans
Allocated:
Real estate - construction	$132,000	18%	$57,000	14%
Real estate - secured	193,000	27	143,000	36
Commercial and industrial	377,000	52	189,000	47
Consumers	23,000	3	11,000	3
Total allowance for loan and lease losses	$725,000	100%	$400,000	100%

Nonearning Assets

Nonearning assets consist of cash and due from banks, bank premises and equipment and other assets. Cash and due from banks totaled $2,285,000 at June 30, 2006 and $2,933,000 at December 31, 2005. Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $1,338,000 at June 30, 2006 and $1,100,000 at December 31, 2005. Effective May 1, 2006, the Bank leased an additional 2,800 square feet at our Tollway Plaza location at market rates to house our Trust and Operation Departments. Other assets, consisting of accrued interest receivable, prepaid expenses and other receivables, were $655,000 at June 30, 2006 and $289,000 at December 31, 2005.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	For the six months ended			For the six months ended			For the year ended
	June 30, 2006			June 30, 2005			December 31, 2005
(000's)	Average	Percent of		Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
Noninterest bearing deposits	$10,546	23.5%	0.0%	$2,566	21.1%	0.0%	$3,875	21.5%	0.0%
NOW accounts	1,468	3.3%	1.2%	840	10.5%	0.5%	835	4.6%	0.7%
Money market accounts	19,202	42.6%	2.9%	4,801	43.9%	2.2%	8,717	48.5%	2.6%
Savings accounts	389	0.9%	1.5%	230	2.9%	1.7%	242	1.3%	1.4%
Certificates of deposit	3,612	8.1%	4.2%	633	5.6%	2.8%	1,523	8.5%	3.5%
Certificates of deposit $100,000 or more	9,677	21.6%	4.2%	1,720	15.9%	2.9%	2,799	15.6%	3.5%
Total interest bearing deposits	$44,894	100.0%	2.5%	$10,790	100.0%	1.69%	$17,991	100.0%	2.2%

Total deposits at June 30, 2006 and December 31, 2005 were $47.7 million and $35.1 million respectively, representing an increase of $12.6 million, or 36%, during the six months ended June 30, 2006. The Bank is constantly searching for ways to attract additional deposits.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the periods indicated:

	June 30, 2006	December 31, 2005

Three months or less	$4,177,000	$340,000
Over three months through six months	1,427,000	4,524,000
Over six months through 12 months	2,714,000	1,809,000
Over 12 months	1,980,000	1,543,000
Total	$10,298,000	$8,216,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	Six Months Ended June 30, 2006	Year ended December 31, 2005

Return on average assets	(2.2%)	(4.6%)
Return on average equity	(10.0%)	(11.2%)
Dividend payout ratio	0.0%	0.0%
Equity to assets ratio	20.5%	41.6%

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit.

Borrowings

The Company has access to a variety of borrowing sources including federal funds purchased. At June 30, 2006 and December 31, 2005, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $10,799,000 and $8,207,000, respectively, and no standby letters of credit. Management believes the Bank has sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $10,646,000 at June 30, 2006 and $9,249,000 at December 31, 2005.

The following table summarizes the Bank’s significant contractual obligations and other potential funding needs at June 30, 2006:

	As of June 30, 2006
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years

Time deposits	$10,646,000	$821,000	$2,543,000	$0
Operating leases	196,000	433,000	458,000	431,000
Total	$10,842,000	$1,254,000	$3,001,000	$431,000

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

As of June 30, 2006, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	<000’s>		<000’s>		<000’s>

As of June 30, 2006
Total Capital (to risk-weighted assets)	$12,280	24.2%	$4,052	>8%	$5,066	>10%
Tier 1 capital (to risk-weighted assets)	11,646	23.0%	2,026	>4%	3,039	>6%
Tier 1 capital (to average assets)	11,646	19.3%	2,413	>4%	3,016	>5%
As of December 31, 2005
Total Capital (to risk-weighted assets)	$12,584	39.9%	2,521	>8%	3,151	>10%
Tier 1 capital (to risk-weighted assets)	12,190	38.6%	1,260	>4%	1,890	>6%
Tier 1 capital (to average assets)	12,190	29.6%	1,647	>4%	2,059	>5%

Liquidity Management

At June 30, 2006 the Company (excluding the Bank) had approximately $638,000 in remaining cash proceeds from the initial public offering. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval which will not be granted until the accumulated deficit has been eliminated.

The Bank’s liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who will review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds are retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank maintains investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program. We anticipate eliminating the need for borrowed funds upon infusion of additional cash and cash equivalents.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is our intention to maintain a conservative loan to deposit ratio in the range of 70% over time. Given this goal, we will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will we seek to attract transient volatile, non-local deposits with above market interest rates. As of June 30, 2006, the loan to deposit ratio was 99%.

The Bank had cash and cash equivalents of $11.3 million, or 18.8% of total Bank assets, at June 30, 2006. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At June 30, 2006, the Bank was considered “well capitalized” by regulatory standards.

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

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At June 30, 2006, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over a 12-month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Investment/Asset-liability Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the June 30, 2006 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider an up or down change of 100, 200, 300 and 400 basis points during a 12-month period. At June 30, 2006, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $159,000, or 4.6% lower than the net interest income in the rates unchanged scenario, and $322,000, or 9.3%, lower than the net interest income in the rates unchanged scenario at the June 30, 2006 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 20%. At June 30, 2006, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $57,000, or 1.6%, higher than the net interest income in the rates unchanged scenario, and $108,000, or 3.1%, higher than the net interest income in the rate unchanged scenario at the June 30, 2006 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of June 30, 2006:

	Change in Future Net Interest Income At June 30, 2006
	Dollar Change	Percentage Change
+200 basis points over one year	108,000	3.1%
+100 basis points over one year	57,000	1.6%
—100 basis points over one year	(159,000)	(4.6)%
—200 basis points over one year	(322,000)	(9.3)%

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at June 30, 2006, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of June 30, 2006 Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets: <000’s>

Short-term investments and federal funds sold	$9,005	$0	$0	$0	$0	$0	$9,005
Investment securities	0	0	0	0	420	0	420
Loans	17,815	4,853	9,350	6,762	8,422	30	47,233
Fixed and other assets	0	0	0	0	0	3,421	3,420
Total Assets	$26,820	$4.853	$9,350	$6,762	$8,842	$3,451	$60,078

Liabilities and Shareholders’ Equity:
Non-interest-bearing, interest-bearing checking, savings and money market accounts	8,554	0	0	12,940	0	12,191	33,685
Certificates of deposit	0	4,674	5,972	821	2,543	0	14,010
Borrowed funds	0	0	0	0	0	0	0
Other liabilities	0	0	0	0	0	94	94
Shareholders’ equity	0	0	0	0	0	12,289	12,289
Total liabilities and shareholders’ equity	8,554	4,674	5,972	13,761	2,543	24,524	60,078
Period gap	18,266	179	3,378	(6,999)	6,299
Cumulative gap	18,266	18,445	21,823	14,824	21,123
Period gap to total assets	30%	0%	6%	(12%)	11%
Cumulative gap to total assets	30%	31%	36%	25%	35%

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of June 30, 2006
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years

Operating Leases	$196,000	$433,000	$458,000	$431,000

Total	$196,000	$433,000	$458,000	$431,000

ITEM 3.  Controls and Procedures

 As of the end of the period covered by this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

FIRST METROPLEX CAPITAL, INC.

Date: August 14, 2006	By:	/s/ Patrick G. Adams
Patrick G. Adams President and Chief Executive Officer