Form 10QSB
period 2006-09-30
FIRST METROPLEX CAPITAL INC
filed 2006-11-14
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the issuer’s Common Stock as of October 31, 2006, was 1,680,150 shares.

FIRST METROPLEX CAPITAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

FIRST METROPLEX CAPITAL, INC
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
	(Unaudited)
ASSETS

Cash and due from banks	$1,880,000	$2,933,000
Federal funds sold	12,925,000	17,485,000
Total cash and cash equivalents	14,805,000	20,418,000
Investments restricted	468,000	420,000
Loans, less allowance for credit losses of $875,000 and $400,000 respectively	65,603,000	25,789,000
Bank premises and equipment, net	1,786,000	1,100,000
Other assets	911,000	289,000
TOTAL ASSETS	$83,573,000	$48,016,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Demand deposits
Noninterest bearing	$15,116,000	$7,119,000
Interest bearing	31,617,000	16,390,000
Time deposits $100,000 and over	16,548,000	8,216,000
Other time deposits	7,758,000	3,339,000
Total deposits	71,039,000	35,064,000
Other liabilities	143,000	76,000
Total liabilities	71,182,000	35,140,000
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value
10,000,000 shares authorized
1,680,150 and 1,680,150 shares issued and outstanding, respectively	17,000	17,000
Additional paid-in capital	16,439,000	16,382,000
Retained deficit	(4,065,000)	(3,523,000)
Total shareholders’ equity	12,391,000	12,876,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,573,000	$48,016,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC. STATEMENT OF OPERATIONS (Unaudited)
	3 MONTHS ENDED SEPT. 30, 2006	3 MONTHS ENDED SEPT. 30, 2005	9 MONTHS ENDED SEPT. 30, 2006	9 MONTHS ENDED SEPT. 30, 2005

INTEREST INCOME
Interest and fees on loans	$1,342,000	$411,000	$2,810,000	$867,000
Restricted investments	6,000	6,000	19,000	19,000
Federal funds sold	108,000	89,000	553,000	216,000

Total interest income	1,456,000	506,000	3,382,000	1,102,000

INTEREST EXPENSE
Deposits	489,000	120,000	1,055,000	210,000

Interest income, net	967,000	386,000	2,327,000	892,000

PROVISION FOR CREDIT LOSSES	150,000	106,000	475,000	256,000

Interest income after
provision for credit losses	817,000	280,000	1,852,000	636,000

OTHER INCOME
Service fees	307,000	9,000	493,000	19,000

OTHER EXPENSES
Salaries and employee benefits	574,000	325,000	1,672,000	1,027,000
Occupancy expense	185,000	127,000	461,000	347,000
Professional fees	45,000	46,000	125,000	135,000
Other operating expenses	237,000	145,000	629,000	427,000

	1,041,000	643,000	2,887,000	1,936,000

NET INCOME (LOSS)	$83,000	$(354,000)	$(542,000)	$(1,281,000)

Net loss per weighted average share	$0.05	$(0.21)	$(0.32)	$(0.76)

Weighted average shares outstanding	1,680,150	1,680,000	1,680,150	1,680,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2005	$17,000	$16,382,000	$(3,523,000)	$-	$12,876,000
Comprehensive income
Net loss - YTD			(542,000)
Total comprehensive loss					(542,000)
Stock based compensation		57,000			57,000
BALANCE, September 30, 2006	$17,000	$16,439,000	$(4,065,000)	-	$12,391,000

FIRST METROPLEX CAPITAL, INC. STATEMENT OF CASH FLOWS (Unaudited)
	NINE MONTHS ENDED SEPT. 30, 2006	NINE MONTHS ENDED SEPT. 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(542,000)	$(1,281,000
Adjustments to reconcile net loss
to net cash used in operating activities

Provision for credit losses	475,000	256,000
Depreciation expense	214,000	146,000
Stock based compensation	57,000	-
Changes in operating assets and liabilities:
Other assets	(622,000)	87,000
Other liabilities	67,000	52,000

Net cash used in operating activities	(351,000)	(740,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments - restricted	(48,000)	-
Net change in loans	(40,288,000)	(17,799,000
Purchases of bank premises and equipment	(901,000)	(90,000

Net cash used in investing activities	(41,237,000)	(17,889,000

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received upon exercise of warrants	-	2,000
Net change in demand deposits	7,997,000	13,223,000
Net change in time deposits	27,978,000	5,408,000

Net cash provided by financing activities	35,975,000	18,633,000

Net change in cash and cash equivalents	(5,613,000)	4,000

CASH AND CASH EQUIVALENTS,
beginning of period	20,418,000	12,408,000

CASH AND CASH EQUIVALENTS,
end of period	$14,805,000	$12,412,000

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$1,022,000	$210,000
Income taxes paid	$—	$—

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

Basic earnings per share is based on the weighted average number of shares outstanding during the three and nine month periods ending September 30, 2006 and 2005. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

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

Note 3. LOANS

The components of loans at September 30, 2006 are summarized as follows:

Commercial	$34,006,000
Consumer installment	3,380,000
Real estate	29,300,000
66,686,000

Less allowance for loan losses	875,000
Less deferred loan fees	208,000
$65,603,000

The change in the allowance for credit losses for 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$725,000	$250,000	$400,000	$100,000
Provision charged to operations	150,000	106,000	475,000	256,000
Loans charged off	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-
Balance at end of period	$875,000	$356,000	$875,000	$356,000

The components of loans at December 31, 2005 are summarized as follows:

Commercial	$11,572,000
Consumer installment	753,000
Real estate	13,961,000
Total	26,286,000

Less allowance for loan losses	400,000
Less deferred loan fees	97,000
Total	$25,789,000

At September 30, 2006, there were no loans which were contractually delinquent over ninety days that were continuing to accrue interest. In addition, there were two loans totaling $79,000 considered impaired, which has been recognized in conformity with SFAS No. 114 and SFAS No. 118. No interest income on impaired loans was recognized for cash payments during the period ended September 30, 2006.

Note 4. SECURITIES

At December 31, 2005 securities consisted of the Federal Reserve Bank Stock only. At September 30, 2006 securities consisted of the following:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Federal Reserve Bank Stock	$420,000	$—	$—	$420,000
Federal Home Loan Bank Stock	48,000	—	—	48,000
	$468,000	$—	$—	$468,000

NOTE 5. RELATED PARTIES

Certain Directors and Officers of the Bank have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

Note 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at September 30, 2006 and December 31, 2005 were as follows:

	Sept. 30, 2006	December 31, 2005
Leasehold improvements	$743,000	$505,000
Furniture and equipment	1,477,000	816,000

	2,220,000	1,321,000
Less accumulated depreciation	434,000	221,000

	$1,786,000	$1,100,000

NOTE 7. DEPOSITS

Deposits at September 30, 2006 are summarized as follows:
	Amount	Percent
Noninterest bearing demand	$15,116,000	21%
Interest bearing demand (NOW)	1,748,000	2%
Money market accounts	29,869,000	42%
Savings accounts	264,000	0%
Certificates of deposit, less than $100,000	7,494,000	11%
Certificates of deposit, $100,000 or greater	16,548,000	23%
	$71,039,000	100%

Deposits at December 31, 2005 are summarized as follows:

Noninterest bearing demand	$7,119,000	20%
Interest bearing demand (NOW)	1,145,000	3%
Money market accounts	15,245,000	44%
Savings accounts	249,000	1%
Certificates of deposit, less than $100,000	3,090,000	9%
Certificates of deposit, $100,000 or greater	8,216,000	23%

Total	$35,064,000	100%

At September 30, 2006, the scheduled maturities of certificates of deposit were as follows:
2006	$6,045,000
2007	8,425,000
2008	305,000
2009	457,000
2010	2,075,000
2011	6,735,000
Total	$24,042,000

NOTE 8. INCOME TAXES

Management has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carry forward period.

As of December 31, 2005, the Company had net tax operating loss carry forwards of approximately $2,300,000 that will ultimately expire in 2025 if not used.

Note 9. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The plan authorizes the granting of up to 260,000 shares to employees of the Company. The plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors. As of September 30, 2006 and December 31, 2005, a total of 201,000 and 184,500 options respectively had been issued with a weighted average exercise price of $10.05 per share. These options vest each year through 2011.

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

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the three and nine months ended September 30, 2006 is $19,000 and $57,000 lower respectively than if we had continued to account for stock-based compensation under APB 25.

There was no stock based compensation issued in the first nine months of 2005. As a result, pro forma information to reflect the impact of stock based compensation for the first nine months of 2005 is not presented.

The following is a summary of activity in the Company’s stock option plan for 2006.
	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the year	184,500	$10.00
Granted	17,500	10.58
Exercised	—	—
Expired/forfeited	1,000	10.00

Outstanding at end of period	201,000	$10.05
Exercisable at end of period	36,700	$10.00
Available for grant at end of period	59,000

As of September 30, 2006 the weighted average remaining contractual life of options outstanding was 9.1 years and the weighted average exercise price was $10.05. Options issued in 2006 have a weighted average exercise price of $10.58.

The weighted average value per option granted during 2006 and 2005 was $2.28 and $2.11, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions dividend yield of 0% expected volatility of 10%, risk-free interest rate of 2% and an expected life of 8.8 and 10 years for the options granted in 2005 and 2006, respectively.

The following is a summary of the Company’s nonvested options for 2006.

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	147,600	$ 2.11
Granted	17,500	2.28
Vested	—	—
Forfeited	800	2.11

Nonvested at September 30, 2006	164,300	$2.13

As of September 30, 2006, there was approximately $281,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements to be recognized over the vesting period.

Note 10. STOCK WARRANTS

The Company had two stock warrant plans at September 30, 2006 and December 31, 2005.

Initial shareholders in the Company received warrants to purchase one share of common stock for every five shares of common stock purchased in the offering. A total of 336,000 warrants were issued. These warrants are exercisable at a price of $12.50 per share at any time until November 2, 2007. During the three and nine months ended September 30, 2006, no warrants were exercised. At September 30, 2006, 335,850 warrants were outstanding.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and are outstanding. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the three and nine months ended September 30, 2006, no warrants were exercised. There were no additional warrants issued during the three or nine months ended September 30, 2006.

Note 11. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2006, the Company had commitments to extend credit of approximately $9,473,000 and no standby letters of credit. At December 31, 2005, the Company had commitments to extend credit of approximately $8,207,000 and no standby letters of credit.

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

The agreements provide for compensation and benefits including the issuance of options to acquire up to 140,000 shares of the Company’s common stock at $10 per share, exercisable within ten years from the date of grant. At September 30, 2006, these options were issued and outstanding under the stock option plan disclosed in Note 9.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2006 and December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2006 and December 31, 2005, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual			For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount		Ratio	Amount		Ratio	Amount		Ratio
	(000’s	)		(000’s	)		(000’s	)
As of September 30, 2006
Total Capital (to Risk Weighted Assets)	$12,630		17.6%	5,754		8.0%	$7,192		10.0%
Tier I Capital (to Risk Weighted Assets)	11,755		16.3%	2,877		4.0%	4,316		6.0%
Tier I Capital (to Average Assets)	11,755		16.5%	2,848		4.0%	3,560		5.0%

Actual			For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
Amount		Ratio	Amount		Ratio	Amount		Ratio
(000’s	)		(000’s	)		(000’s	)
As of December 31, 2005
Total Capital (to Risk Weighted Assets)	$12,584	39.9%	$2,521	8.0%	$3,151	10.0%
Tier I Capital (to Risk Weighted Assets)	12,190	38.6%	1,260	4.0%	1,890	6.0%
Tier I Capital (to Average Assets)	12,190	29.6%	1,647	4.0%	2,059	5.0%

NOTE 13. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

FIRST METROPLEX CAPITAL, INC.
CONDENSED BALANCE SHEET

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$632,000	$674,000
Fixed assets	4,000	11,000
Investment in subsidiary	11,755,000	12,191,000
Total Assets	$12,391,000	$12,876,000

LIABILITIES AND CAPITAL
Capital	12,391,000	12,876,000
Total Liabilities and Capital	$12,391,000	$12,876,000

FIRST METROPLEX CAPITAL, INC.
CONDENSED INCOME STATEMENT

	3 Months Ended Sept. 30, 2006	3 Months Ended Sept. 30, 2005	9 Months Ended Sept. 30, 2006	9 Months Ended Sept. 30, 2005

Equity in income (loss) from Bank	$109,000	$(334,000)	$(435,000	$(1,158,000))
Noninterest expense: Stock related compensation	19,000		57,000
Professional and administrative expenses	7,000	20,000	50,000	123,000
Total	26,000	20,000	107,000	123,000
Net Income (Loss)	$83,000	$(354,000)	$(542,000	$(1,281,000))

FIRST METROPLEX CAPITAL, INC.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(542,000)	$(1,281,000)
Adjustments to reconcile net loss
To net cash provided by operating activities
Equity in loss of Bank	435,000	1,158,000
Stock related compensation	57,000	-
Changes in operating assets and liabilities:
Other assets	8,000	721,000

Net cash provided by (used in) operating activities	(42,000)	598,000

Cash Flows from Investing Activities
Sales of equipment	-	-
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities
Cash received upon exercise of warrants	-	2,000

Net cash provided from financing activities	-	2,000

Net change in cash and cash equivalents	(42,000)	600,000

Cash and cash equivalents, beginning of year	674,000	96,000

Cash and cash equivalents, end of period	$632,000	$696,000

Supplemental Disclosure of Cash Flow Information
Interest paid	$—	$—
Income tax paid	$—	$—

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis presents our consolidated financial condition as of September 30, 2006 and December 31, 2005, and our consolidated results of operations for the three months and nine months ended September 30, 2006 and 2005. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, including the following:

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

Executive Overview

Introduction

We are a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through our wholly owned banking subsidiary, T Bank. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake and northeast Tarrant County and the neighboring Texas communities. As of September 30, 2006, we had, on a consolidated basis, total assets of $83.6 million, net loans of $65.6 million, total deposits of $71 million, and shareholders’ equity of $12.4 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.

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

The following discussion focuses on our financial condition for the three and nine months ended September 30, 2006 and 2005 and our results of operations as of September 30, 2006 and December 31, 2005.

Recent Developments

In February 2006, the Bank received approval from the Office of the Comptroller of the Currency (the “OCC”) to establish trust powers. The Bank offers traditional fiduciary services, such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and corporations.

The Bank has initially focused on providing fiduciary services to clients of Cain Watters & Associates, P.C. (“Cain Watters”). Cain Watters is a registered investment advisor and a public accounting firm that specializes in dental practice management, including financial planning. Cain Watters currently has over 1,100 clients in 49 states. Cain Watters and its certified financial planner-employees serve as registered investment advisors for their clients. Clients of Cain Watters currently have approximately $2 billion in personal and corporate taxable and tax deferred investments. The Bank has entered into an advisory services agreement with Cain Watters and III:I Financial Management Research, L.P. related to the Bank’s proposed trust operations. As of September 30, 2006 total trust assets under management totaled $471 million.

In October, 2006 the Bank filed an application with the OCC to establish a branch at 850 East State Highway 114, Suite 200, Southlake, Tarrant County, Texas 76092. The application is currently under review by the OCC.

Key Performance Indicators at September 30, 2006

We believe the following were key indicators of our performance and results of operations through the third quarter of 2006:

•	our total assets grew to $83.6 million at the end of the third quarter of 2006, representing an increase of $35.6 million, or 74%, from $48 million at the end of 2005;

•	our total loans grew to $66.7 million at the end of the third quarter of 2006, representing an increase of $40.4 million, or 153%, from $26.3 million at the end of 2005;

•	our total deposits grew to $71 million at the end of the third quarter of 2006, representing an increase of $35.9 million, or 102%, from $35.1 million at the end of 2005;

•	our total revenue was $3.875 million in the first three quarters of 2006 compared to $1.121 million in the first three quarters of 2005, representing an increase of $2.754 million, or 245%; and

•
our net loss was $542,000 in the first three quarters of 2006, representing a decrease of $739,000, or 57%, from a net loss of $1,281,000 in the first three quarters of 2005. This was the first profitable quarter in the Company’s history.

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

Net interest income increased by 150%, or $1,345,000, to $2,327,000 in the first three quarters of 2006 compared to $892,000 for the first three quarters of 2005. Our net interest margin was 5.4% for the first three quarters of 2006 compared to 4.7% for the first three quarters of 2005. Net interest income for the three months ended September 30, 2006 was $967,000 compared to $386,000 for the three months ended September 30, 2005. These increases primarily resulted from higher loan volumes and higher deposit volumes.

Total interest income increased by $2.28 million, or 206%, to $3.38 million for the nine months ended September 30, 2006, as compared to $1.1 million for the nine months ended September 30, 2005. Total interest income was $1,456,000 for the three months ended September 30, 2006 compared to $506,000 for the three months ended September 30, 2005. The average interest yield we earned for interest-earning assets for the nine months ended September 30, 2006 was 7.8%, compared to 5.8% for the nine months ended September 30, 2005. These increases are attributable primarily to the market rise in interest rates and to increased loan volumes resulting from our ongoing marketing efforts.

Total interest expense increased by $845,000, or 402%, to $1,055,000 in the first three quarters of 2006, compared to $210,000 in the first three quarters of 2005. Total interest expense was $489,000 for the three months ended September 30, 2006 compared to $120,000 for the three months ended September 30, 2005. These increases resulted primarily from increased deposits resulting from our ongoing marketing efforts. The average interest rate we paid for interest-bearing deposits for the first three quarters of 2006 was 3.7%, compared to 2.5% for the first three quarters of 2005. These increases resulted primarily from the market rise in interest rates.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005.

QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the nine months ended			For the nine months ended			For the year ended
	September 30, 2006			September 30, 2005			December 31, 2005
	Average Balance	Revenue Expense	Yield Rate	Average Balance	Revenue Expense	Yield Rate	Average Balance	Revenue Expense	Yield Rate

Assets
Interest-earning assets:
Loans net of reserve	$41,522	$2,810	9.0%	$14,776	$867	7.7%	$17,231	$1,380	8.0%
Federal funds sold	15,620	553	4.7%	10,023	216	2.9%	10,857	347	3.2%
Securities	420	19	6.0%	420	19	6.0%	420	25	6.0%
Total earning assets	57,566	3,382	7.8%	25,219	1,102	5.8%	28,508	1,752	6.1%
Cash and other assets	4,100			2,213			2,390
Total assets	$61,666			$27,432			$30,898

Liabilities and Stockholders' Equity
NOW accounts	$1,536	$13	1.1%	$822	$3	0.5%	$835	$6	0.7%
Money market accounts	20,853	525	3.4%	6,641	121	2.4%	8,717	226	2.6%
Savings accounts	363	4	1.5%	230	2	1.2%	242	4	1.7%
Certificates of deposit	4,309	145	4.5%	1,131	29	3.4%	1,522	54	3.5%
Certificates of deposit $100,000 or more	11,043	368	4.4%	2,238	55	3.3%	2,799	98	3.5%
Total interest bearing deposits	38,104	1,055	3.7%	11,062	210	2.5%	14,115	388	2.7%
Noninterest bearing deposits	11,661			3,308			3,875
Other liabilities	111			40			52
Stockholders equity	11,790			13,022			12,856
Total liabilities and stockholders' equity	$61,666			$27,432			$30,898

Net interest income		2,327			892			1,364
Net interest spread			4.1%			3.3%			3.4%
Net interest margin			5.4%			4.7%			4.8%

Provision for loan loss		475			256			300
Non-interest income		493			19			31
Non-interest expense		2,887			1,936			2,676
Income (loss) before income taxes		(542)			(1,281)			(1,581)
Income taxes expense (benefit)		—			—			—

Net loss		$(542)			$(1,281)			$(1,581)

Earnings (Loss) per share		(0.32)			(0.76)			(0.94)
Return on average equity		(9.2%)			(11.9%)			-73.8%

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

In the first three quarters of 2006, our provision for loan losses was $475,000 compared to $256,000 for the first three quarters of 2005. The provision for loan losses for the three months ended September 30, 2006 and 2005 was $150,000 and $106,000, respectively. The provision amounts are directly related to loan volumes. We did not have any charge-offs during the first three quarters of 2006.

Noninterest Income

Noninterest income for the nine months ended September 30, 2006 totaled $493,000, compared to $19,000 for the nine months ended September 30, 2005. Noninterest income for the three months ended September 30, 2006 was $307,000 compared to $9,000 for the three months ended September 30, 2005. The increase was due primarily to increased service charges attributable to the increase in our number of transactional and savings accounts, higher volume depository clients and trust department income.

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the Company for the periods indicated:

	Nine months ended Sept. 30, 2006	Nine months ended Sept. 30, 2005	Three months ended Sept. 30, 2006	Three months ended Sept. 30, 2005
Salaries and employee benefits	$1,672,000	$1,027,000	$574,000	$325,000
Net occupancy expense	461,000	347,000	185,000	127,000
Office expenses	109,000	83,000	43,000	36,000
Data processing	214,000	118,000	75,000	45,000
Professional fees	125,000	135,000	45,000	46,000
Advertising and promotional	81,000	53,000	39,000	19,000
Other expenses	225,000	173,000	80,000	45,000
Total noninterest expenses	$2,887,000	$1,936,000	$1,041,000	$643,000

Our total noninterest expense increased $951,000 or 49% to $2.887 million for the nine months ended September 30, 2006, as compared to $1.936 million for the nine months ended September 30, 2005. Total noninterest expense for the three months ended September 30, 2006 was $1,041,000 compared to $643,000 for the three months ended September 30, 2005.

Salaries and employee benefits totaled $1,672,000 for the nine months ended September 30, 2006, as compared to $1,027,000 for the nine months ended September 30, 2005. Salaries and employee benefits for the three months ended September 30, 2006 was $574,000 compared to $325,000 for the three months ended September 30, 2005. We had 22 full-time equivalent employees as of September 30, 2006 compared to 14 full-time equivalent employees as of September 30, 2005. Also included in the three months and nine months ended September 30, 2006 is $19,000 and $57,000, respectively, of expense related to stock options.

Occupancy and equipment expenses totaled $461,000 for the nine months ended September 30, 2006, as compared to $347,000 for the nine months ended September 30, 2005. These expenses are attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment. Net occupancy expense for the three months ended September 30, 2006 was $185,000 compared to $127,000 for the three months ended September 30, 2005. The Bank leased an additional 2,800 square feet at our Tollway Plaza location at market rates effective May 1, 2006 to house our Trust and Operation Departments.

Data processing expenses were $214,000 for the nine months ended September 30, 2006, compared to $118,000 for the nine months ended September 30, 2005. This increase is attributable to increased volume and new services. Data processing expenses for the three months ended September 30, 2006 were $75,000 compared to $45,000 for the three months ended September 30, 2005.

Income Taxes

No federal tax expense was recorded for the nine months ended September 30, 2006 due to net operating losses. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved.

Financial Condition

Our total assets as of September 30, 2006 were $83.6 million, compared to $48.0 million as of December 31, 2005 and $38.1 million as of September 30, 2005. The increase in our total assets was primarily the result of increases in deposits.

Our total deposits increased to $71 million as of September 30, 2006, compared to $35.1 million as of December 31, 2005 and $24.9 million as of September 30, 2005. Our asset growth during the first three quarters of 2006 was primarily the result of our continued marketing efforts to attract new clients.

As of September 30, 2006, our shareholders’ equity was $12.4 million, compared to $12.9 million as of December 31, 2005. The decrease was the result of operating losses for the nine-month period ended September 30, 2006.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At September 30, 2006, the Bank had $12.9 million in federal funds sold. At December 31, 2005 the Bank had $17.5 million in federal funds sold. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-liability Committee.

At September 30, 2006 the Bank’s securities were $468,000, with an estimated fair value of $468,000, and a weighted average yield of 6.0%. The securities consisted of Federal Reserve Bank Stock, having a cost of $420,000 and Federal Home Loan Bank Stock, having a cost of $48,000. At December 31, 2005, the Bank’s securities consisted solely of Federal Reserve Bank Stock, having an amortized cost of $420,000

Loan Portfolio
Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:
	As of Sept. 30, 2006	As of December 31, 2005
Real estate - mortgage	$18,854,000	$10,342,000
Commercial and industrial	34,006,000	11,572,000
Consumer	3,380,000	753,000
Real estate - construction	10,446,000	3,619,000
Other loans	0	0
Gross loans and leases	$66,686,000	$26,286,000

Less: Allowance for loan and lease losses	875,000	400,000
Less: Deferred loan fees	208,000	97,000
Loans, net	$65,603,000	$25,789,000

As of September 30, 2006 and December 31, 2005, our total loans were $66.7 million and $26.3 million, respectively. The increase in our loan volume during the first nine months of 2006 resulted from the continued growth of our operations. Our total net loans as a percentage of total assets were 80% as of September 30, 2006 compared to 55% as of December 31, 2005.

Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our client’s businesses. At September 30, 2006 and December 31, 2005, commercial loans totaled $34.0 million and $11.6 million, approximately 51% and 44% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At September 30, 2006 and December 31, 2005, consumer loans totaled $3,380,000 and $753,000, approximately 5% and 3% of our total funded loans, respectively.

Our real estate loan portfolio is comprised of construction loans and short term mortgage loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. We typically make construction loans to builders that have an established record of successful project completion and loan repayment. Short term mortgage loans typically are secured by commercial properties occupied by the borrower, and have terms of three to ten years with both fixed and floating rates. At September 30, 2006 and December 31, 2005, real estate loans totaled $29.3 million and $13.9 million, approximately 44% and 53% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2006, our commercial loan portfolio included $28 million of loans, approximately 42% of our total funded loans, to dental professionals. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. Even as new loans are generated and the Bank continues to grow, the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Our loan terms vary according to loan type. The following table shows the maturity distribution of our loans by category as of September 30, 2006:

	As of September 30, 2006
	One Year or Less	Over 1 Year through 5 Years		Over 5 Years
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Real estate — construction	$5,006,000	$5,440,000	$0	$0	$0	$10,446,000
Real estate — secured	10,513,000	7,131,000	0	1,210,000	0	18,854,000
Commercial and industrial	8,308,000	11,870,000	4,418,000	9,199,000	211,000	34,006,000
Consumer	2,820,000	560,000	0	0	0	3,380,000
Total	$26,647,000	$25,001,000	$4,418,000	$10,409,000	$211,000	$66,686,000

Nonperforming Loans and Assets

 Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of September 30, 2006, we had nonperforming assets of $76,000 compared to $96,000 at December 31, 2005.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had two loans totaling $80,000 classified in these categories at September 30, 2006 and loans totaling $96,000 in these categories at December 31, 2005.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.3% of the outstanding principal will be used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Thus, our allowance was $875,000 and $400,000 as of September 30, 2006 and December 31, 2005, respectively.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the year ended December 31, 2005 and the first three quarters of 2006, we did not incur any charge-offs.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.

	As of September 30, 2006		As of December 31, 2005
Allocated:	Amt.	Loan Category to Gross Loans	Amt.	Loan Category to Gross Loans
Real estate - construction	$132,000	15%	$57,000	14%
Real estate - secured	245,000	28	143,000	36
Commercial and industrial	454,000	52	189,000	47
Consumers	44,000	5	11,000	3
Total allowance for loan and lease losses	$875,000	100%	$400,000	100%

Nonearning Assets

Nonearning assets consist of cash and due from banks, bank premises and equipment and other assets. Cash and due from banks totaled $1,880,000 at September 30, 2006 and $2,933,000 at December 31, 2005. Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $1,786,000 at September 30, 2006 and $1,100,000 at December 31, 2005. Effective May 1, 2006, the Bank leased an additional 2,800 square feet at our Tollway Plaza location at market rates to house our Trust and Operation Departments. Other assets, consisting of accrued interest receivable, prepaid expenses and other receivables, were $911,000 at September 30, 2006 and $289,000 at December 31, 2005.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	For the nine months ended September 30, 2006			For the nine months ended September 30, 2005			For the year ended December 31, 2005
(000's)	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate
Noninterest bearing deposits	$11,611	23.3%	0.0%	$3,308	23.0%	0.0%	$3,875	21.5%	0.0%
NOW accounts	1,536	3.1%	1.1%	822	5.7%	0.5%	835	4.6%	0.7%
Money market accounts	20,853	41.9%	3.4%	6,641	46.2%	2.4%	8,717	48.5%	2.6%
Savings accounts	363	0.7%	1.5%	230	1.6%	1.2%	242	1.3%	1.4%
Certificates of deposit	4,309	8.7%	4.5%	1,131	7.9%	3.4%	1,523	8.5%	3.5%
Certificates of deposit $100,000 or more	11,043	22.3%	4.4%	2,238	15.6%	3.3%	2,799	15.6%	3.5%
Total interest bearing deposits	$49,765	100.0%	2.8%	$14,370	100.0%	2.0%	$17,991	100.0%	2.2%

Total deposits at September 30, 2006 and December 31, 2005 were $71 million and $35.1 million respectively, representing an increase of $35.9 million, or 102%, during the nine months ended September 30, 2006. The Bank is constantly searching for ways to attract additional deposits.

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the periods indicated:

	Sept. 30, 2006	December 31, 2005
Three months or less	$5,318,000	$340,000
Over three months through six months	1,788,000	4,524,000
Over six months through 12 months	4,121,000	1,809,000
Over 12 months	5,321,000	1,543,000
Total	$16,548,000	$8,216,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	Three Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2006	Year ended December 31, 2005

Return on average assets	4.7%	(1.2%)	(4.6%)
Return on average equity	2.7%	(6.1%)	(11.2%)
Dividend payout ratio	0.0%	0.0%	0.0%
Equity to assets ratio	17.2%	19.1%	41.6%

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit.

Borrowings

The Company has access to a variety of borrowing sources including federal funds purchased. At September 30, 2006 and December 31, 2005, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $10,799,000 and $8,207,000, respectively, and no standby letters of credit. Management believes the Bank has sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $14,438,000 at September 30, 2006 and $9,249,000 at December 31, 2005.

The following table summarizes the Bank’s significant contractual obligations and other potential funding needs at September 30, 2006:

	As of September 30, 2006
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years

Time deposits	$14,438,000	$795,000	$8,809,000	$0
Operating leases	268,000	561,000	585,000	731,000
Total	$10,706,000	$1,356,000	$9,394,000	$731,000

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

As of September 30, 2006, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	<000’s>		<000’s>		<000’s>
As of September 30, 2006
Total Capital (to risk-weighted assets)	$12,630	17.6%	$5,754	>8%	$7,192	>10%
Tier 1 capital (to risk-weighted assets)	11,755	16.3%	2,877	>4%	4,316	>6%
Tier 1 capital (to average assets)	11,755	16.5%	2,848	>4%	3,560	>5%
As of December 31, 2005
Total Capital (to risk-weighted assets)	$12,584	39.9%	2,521	>8%	3,151	>10%
Tier 1 capital (to risk-weighted assets)	12,190	38.6%	1,260	>4%	1,890	>6%
Tier 1 capital (to average assets)	12,190	29.6%	1,647	>4%	2,059	>5%

Liquidity Management

At September 30, 2006 the Company (excluding the Bank) had approximately $632,000 in remaining cash proceeds from the initial public offering. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval which will not be granted until the accumulated deficit has been eliminated.

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

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is our intention to maintain a conservative loan to deposit ratio in the range of 70% over time. Given this goal, we will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will we seek to attract transient volatile, non-local deposits with above market interest rates. As of September 30, 2006, the loan to deposit ratio was 94%.

The Bank had cash and cash equivalents of $14.8 million, or 17.7% of total Bank assets, at September 30, 2006. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At September 30, 2006, the Bank was considered “well capitalized” by regulatory standards.

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

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At September 30, 2006, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over a 12-month period. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings were considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Investment/Asset-liability Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the September 30, 2006 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider an up or down change of 50, 100, 150 and 200 basis points during a 12-month period. At September 30, 2006, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $214,000, or 4.97% lower than the net interest income in the rates unchanged scenario, and $436,000, or 10.12%, lower than the net interest income in the rates unchanged scenario at the September 30, 2006 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 20%. At September 30, 2006, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $54,000, or 1.25%, higher than the net interest income in the rates unchanged scenario, and $101,000, or 2.35%, higher than the net interest income in the rate unchanged scenario at the September 30, 2006 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of September 30, 2006:

	Change in Future Net Interest Income At Sept. 30, 2006
	Dollar Change	Percentage Change
+200 basis points over one year	101,000	2.35%
+100 basis points over one year	54,000	1.25%
-100 basis points over one year	(214,000)	(4.97)%
-200 basis points over one year	(436,000)	(10.12)%

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets, interest-bearing liabilities and the nominal amount of interest rate swaps outstanding at September 30, 2006, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of September 30, 2006 Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets: <000’s>

Short-term investments and federal funds sold	$12,925	$0	$0	$0	$0	$0	$12,925
Investment securities	0	0	0	0	468	0	468
Loans	22,486	7,194	13,675	9,217	14,038	76	66,686
Fixed and other assets	0	0	0	0	0	3,494	3,494
Total Assets	$35,411	$7,194	$13,675	$9,217	$14,506	$3,570	$83,573

Liabilities and Shareholders’ Equity:
Non-interest-bearing, interest-bearing checking, savings and money market accounts	13,560	0	0	18,321	0	15,116	46,997
Certificates of deposit	0	5,477	8,960	795	8,810	0	24,042
Borrowed funds	0	0	0	0	0	0	0
Other liabilities	0	0	0	0	0	143	143
Shareholders’ equity	0	0	0	0	0	12,391	12,391
Total liabilities and shareholders’ equity	13,560	5,477	8,960	19,116	8,810	27,650	83,573
Period gap	21,851	1,717	4,715	(9,899)	5,696
Cumulative gap	21,851	23,568	28,283	18,384	24,080
Period gap to total assets	26%	2%	6%	(12%)	7%
Cumulative gap to total assets	26%	28%	34%	22%	29%

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of September 30, 2006
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
Operating Leases	$268,000	$561,000	$585,000	$731,000

Total	$268,000	$561,000	$585,000	$731,000

ITEM 3. Controls and Procedures

 As of the end of the period covered by this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

FIRST METROPLEX CAPITAL, INC.

Date: November 14, 2006	By:	/s/ Patrick G. Adams
Patrick G. Adams President and Chief Executive Officer