Form 10KSB
period 2006-12-31
FIRST METROPLEX CAPITAL INC
filed 2007-04-02
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10−KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number: 000-51297

First Metroplex Capital, Inc.
(Exact name of small business issuer as specified in its charter)

Texas	71-0919962
(State or other jurisdiction of corporation of organization)	(I.R.S. Employer Identification Number)

16000 Dallas Parkway, Suite 125, Dallas, Texas	75248
(Address of Principal Executive Officer)	(Zip Code)

(972) 720-9000
(Issuer’’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01

Indicate by check mark if Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The issuer’’s revenues for its most recent fiscal year were approximately $8,109,000.

The aggregate market value of the voting and non-voting common stock equity held by non-affiliates, based upon the price at which the common stock was sold as of March 29, 2007 was $20,282,000.

There were 1,690,150 shares outstanding of common stock outstanding as of the close of business of March 29, 20067.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Specified portions of the registrant’’s definitive Proxy Statement relating to the registrant’’s 2007 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’’s fiscal year ended December 31, 2006, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

i

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of First Metroplex Capital, Inc. to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

The risks, uncertainties and assumptions referred to above include risks that are described in “Business—Risk Factors” and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

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

General

First Metroplex Capital, Inc. (the “Company,” “we,” “us,” or “our,” hereafter) was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A., a national bank (the “Bank”), which opened on November 2, 2004. The Bank operates through a main office located at 16000 Dallas Parkway, Dallas, Texas, and another full-service banking office at 8100 North Dallas Parkway, Plano, Texas. We also have a loan production office located at 850 E State Highway 114, Suite 200, Southlake, Texas.

The Bank is a full-service commercial bank serving North Dallas, Addison, Plano, Frisco, northeast Tarrant County and the neighboring communities. The Bank offers a broad range of commercial and consumer banking services to small- to medium-sized businesses, independent single-family residential and commercial contractors and consumers. Lending services include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. The Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market accounts, certificates of deposit and individual retirement accounts. For the convenience of its customers, the Bank also offers credit and debit cards, automatic transfers, travelers’ checks, domestic and foreign wire transfers, cashier’s checks and personalized checks. These services are provided through a variety of delivery systems including automated teller machines, private banking, telephone banking and Internet banking.

As of December 31, 2006, the Bank had approximately $130 million in assets, $88 million in total loans and $117 million in deposits.

Recent Developments

In March 2007, the Bank opened a loan production office in leased facilities located at 850 E. State Highway 114 in Southlake, Texas. We believe the Southlake/Grapevine/Northeast Tarrant County area is economically strong and will provide the Bank with excellent growth potential.

Philosophy and Strategy

The Bank operates as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, will distinguish the Bank from its competitors.

To carry out its philosophy, the Bank’s business strategy involves the following:

•	Capitalizing on the diverse community involvement, professional expertise and personal and business contacts of its directors and executive officers;

•	Hiring and retaining experienced and qualified banking personnel;

•	Providing individualized attention with consistent, local decision-making authority;

•	Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

•	Operating from highly visible and accessible banking offices in close proximity to a concentration of targeted commercial businesses and professionals;

•	Attracting its customer base by offering competitive interest rates on its deposit accounts;

•	Encouraging the shareholders of the Company to become customers by offering additional incentives; and

•	Implementing a strong marketing program.

Primary Service Area

Our primary service areas are the Addison/North Dallas, Plano/Frisco and Southlake/Grapevine/Northeast Tarrant County banking markets. We serve these markets from two locations. Our main office is located at 16000 Dallas Parkway, Dallas, Texas, and we also have a full-service branch office at 8100 North Dallas Parkway, Plano, Texas. The branch office enables us to more effectively serve the Plano/Frisco sector of our primary banking market. We have a loan production office located at 850 E State Highway 114, Southlake, Texas. Our primary service area represents a diverse market with a growing population and economy. According to data obtained from the United States Census and ESRI Business Information Systems, between 2000 and 2003, the population of the North Dallas/Addison area grew almost 8.5%, the population of the Frisco/Plano area grew more than 20% and the population of Northeast Tarrant County grew more that 15%. This population growth has attracted many businesses to the area and led to growth in the local service economy, and, while they cannot be certain, we expect this trend to continue.

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

Market Share

As of June 30, 2006, the most recent date for which market data is available, total deposits in the Bank’s primary service area were approximately $154.7 billion, an increase of 36.3% over approximately $113.5 billion from 2005. At June 30, 2006, the Bank represented 0.03% of the market, increasing from 0.01% at June 30, 2005.

Business Strategy

Management Philosophy

The Bank is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. The Bank offers a sophisticated array of financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its competitors. The Bank has endeavored to hire the most qualified and experienced people in the market who share the Bank’s commitment to customer service. We believe that it is an opportunity for a locally-owned and locally-managed community bank to acquire a significant market share by offering an alternative to the less personal service offered by many larger banks. Accordingly, we seek to implement the following operating and growth strategies.

Operating Strategy

In order to achieve the level of prompt, responsive service that we believe is necessary to attract customers and to develop the Bank’s image as a local bank with a community focus, we have employed the following operating strategies:

•
Experienced senior management. The Bank’s senior management possesses extensive experience in the banking industry, as well as substantial business and banking contacts in the Addison/North Dallas and Plano/Frisco banking market. For example, our president and chief executive officer, Patrick Adams, has over 20 years of banking experience and over 15 years of community banking experience in our market. The Bank’s management team, consisting of four executive officers, has more than 65 years of combined banking experience.

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

•
Highly visible site. The Bank’s main office is highly visible and located in close proximity to major traffic arteries. The main office is located at 16000 Dallas Parkway in an area that provides easy access to potential bank customers traveling in the Addison/North Dallas area. The Bank also operates another full-service banking office at 8100 North Dallas Parkway, located at the intersection of North Dallas Parkway and U.S. Highway 121, to serve the expanding Plano/Frisco area. We have a loan production office located at 850 E State Highway 114, Southlake, Texas. We believe that these sites give the Bank a highly visible presence in a market that is dominated by branch offices of banks headquartered out of the area. We believe this enhances the Bank’s image as a strong competitor.

•
Distinct name. We have received federal and state approval for service marks for the Bank’s name, “T Bank.” We believe that this distinctive name contributes to the Bank’s ability to stand out from the pack and is memorable to our customer base.

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

•
Marketing and advertising. We will implement a targeted marketing approach through local newspaper advertising, radio and direct-mail campaigns to develop the Bank’s image as a locally-owned and operated bank with an emphasis on quality service and personal relationships.

Growth Strategies

To expand our operations, we have implemented the following growth strategies:

•
Capitalize on our community orientation. We have promoted, and will continue to promote, the Bank’s position as an independent, locally-owned community bank to attract individuals and small- to medium-sized business customers that may be underserved by larger banking institutions in our market area.

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

•
Offer fee-generating products and services. The Bank’s range of services, pricing strategies, interest rates paid and charged and hours of operation are structured to attract the Bank’s target customers and increase its market share. The Bank strives to offer the small business person, professional, entrepreneur and consumer the best loan services available while charging competitively for these services and utilizing technology and strategic outsourcing to increase fee revenues. As a part of its growth strategy, the Bank began offering trust services in the third quarter of 2006.

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

The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or the Bank’s loan committee determines whether to approve the loan request. The Bank does not make any loans to any of its directors or executive officers unless its board of directors, excluding any interested parties, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

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

Credit Risks

The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees. The well-established financial institutions in our primary service area currently make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the Bank’s anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

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

Composition Portfolio

The following table sets forth management’s estimate of the average percentage composition of the Bank’s loan portfolio over its first three years of business, and the actual average composition during the 2006 fiscal year:

	Estimated Average Percentage During Years 1-3	Actual Average During 2006
Commercial real estate	20%	18%
Construction - commercial	15%	11%
Construction - residential	18-19%	14%
Commercial	35-39%	53%
Consumer	8-11%	4%
Total	100%	100%

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

Deposit Services

The Bank seeks to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, NOW accounts, a variety of certificates of deposit and individual retirement accounts. The Bank has made efforts to leverage its shareholder base, which is comprised primarily of residents of its primary service area, into a source of core deposits. In addition, the Bank has employed an aggressive marketing plan in its primary service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of, and businesses and their employees located in, the Bank’s primary service area. The Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

Trust Services

Since August 2006, the Bank has offered traditional fiduciary services, such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. The Bank received regulatory approval from the Office of the Comptroller of the Currency (the “Comptroller”) to establish trust powers in February 2006. As of December 31, 2006, the Bank had approximately $815 million in trust assets under management.

Other Banking Services

Other banking services currently offered or anticipated include cashier’s checks, travelers’ checks, direct deposit of payroll and Social Security checks, bank-by-mail, automated teller machine cards and debit cards. The Bank offers its customers free usage of any automated teller machine in the world. We also plan to offer credit card and merchant card services through a correspondent bank as an agent for the Bank. We also may offer expanded financial services, such as insurance, financial planning and investments in the future.

Employees

The success of the Bank depends, in significant part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank currently has 25 full-time equivalent employees. Because our only business is to own and operate the Bank, the Company does not currently have any employees, and any work to be performed at the Company level is performed by Bank employees.

Other Available Information

We file or furnish with the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and other reports required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains our reports, proxy statements, and other information that we file electronically with the SEC.

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

First Metroplex Capital, Inc.

We are a bank holding company registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Change in bank control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to our Company, control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary that we may own at the time must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we would need to file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

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

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. The Financial Institutions Reform, Recovery and Enforcement Act increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. The Financial Institutions Reform, Recovery and Enforcement Act also expanded the scope of individuals and entities against which such penalties may be assessed.

Anti-tying restrictions. Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Dividends. Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below. As a Texas corporation, we are restricted under the Texas Business Corporation Act of 1957 from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the SOX Act established: (i) new requirements for audit committees of public companies, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance; and (v) new and increased civil and criminal penalties for violation of the securities laws.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is “critically undercapitalized.” The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an “undercapitalized” subsidiary’s assets at the time it became “undercapitalized” or the amount required to meet regulatory capital requirements. An “undercapitalized” institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

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

Expanded financial activities. Similar to bank holding companies, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 expanded the types of activities in which a bank may engage. Generally, a bank may engage in activities that are financial in nature through a “financial subsidiary” if the bank and each of its depository institution affiliates are “well capitalized,” “well managed” and have at least a “satisfactory” rating under the Community Reinvestment Act. However, applicable law and regulation provide that the amounts of investment in these activities generally are limited to 45% of the total assets of the Bank, and these investments are deducted when determining compliance with capital adequacy guidelines. Further, the transactions between the Bank and this type of subsidiary are subject to a number of limitations.

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

Other regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Dividends. The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding two years, less any required transfers to surplus. In addition, the Bank will be unable to pay dividends unless and until it has positive retained earnings. As of December 31, 2006, the Bank had an accumulated deficit of approximately $3,511,000. Accordingly, we will be unable to pay dividends until the accumulated deficit is eliminated.

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

Capital adequacy. The Federal Reserve monitors the capital adequacy of bank holding companies, such as the Company, and the Office of the Comptroller of the Currency monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Company and the Bank. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more and, generally, on a bank-only basis for bank holding companies with less than $500 million in consolidated assets. Each insured depository subsidiary of a bank holding company with less than $500 million in consolidated assets is expected to be “well-capitalized.”

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

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies with assets of $500 million or more. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies with assets of $500 million or more generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies of such size experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve and the Federal Deposit Insurance Corporation recently adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the agencies’ determination of a banking institution’s capital adequacy.

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

The Company was formed in December 2002 and most of our efforts have been devoted to organizing the Bank. Our current assets consist of cash and our ownership of the Bank, which has been operating since November 2, 2004. Our growth is primarily dependent upon the operation of the Bank. Consequently, we have only two years of operating or financial information for which to base an investment decision in the Company.

We have only just returned a profit.

Our profitability will depend on the Bank’s profitability and, while we began operating at a profit in the middle of 2006, we can give no assurance that we will be able to maintain profitably in the future. We have incurred substantial start-up expenses associated with our organization and our recent public offering and expect to sustain losses or achieve minimal profitability during our initial years of operations. At December 31, 2006, we had an accumulated deficit account of approximately $3.5 million, principally resulting from the organizational and pre-opening expenses that we have incurred in connection with the opening of the Bank. In addition, due to the extensive regulatory oversight to which we will be subject, we expect to incur significant administrative costs. Our success will depend, in large part, on our ability to address the problems, expenses and delays frequently associated with new financial institutions and the ability to attract and retain deposits and customers for our services. If we are ultimately unsuccessful, you may lose part or all of the value of your investment.

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

In particular, we believe that retaining Patrick Adams, Steven Jones, Sue Higgs and Charles Holmes are important to our success. If any of these persons leaves his or her position with the Bank for any reason, our financial condition and results of operations may suffer

If the services of any of our key personnel should become unavailable for any reason or if the regulatory agencies should require the employment of additional persons to fill positions at the bank, the Bank would be required to employ other persons to manage and operate the Bank, and we cannot assure you that the Bank would be able to employ qualified persons on terms acceptable to the Bank.

Additionally, our directors’ involvement, diverse backgrounds and extensive local business relationships are important to our success. If the composition of our board of directors changes materially, our banking business may suffer.

The success of our trust services is uncertain.

Since August 2006, we have been offering traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, non profit organizations, employee benefit plans and organizations. The Bank received regulatory approval from the Comptroller to establish trust powers in February 2006. As of December 31, 2006, the Bank had approximately $815 million in trust assets under management. To date, most of the growth in our assets under management relates to a registered investments advisor who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services. We can make no assurances that we will be able to successfully manage this growth. We do not believe that we will continue the current pace of growth in our assets under management. In addition, we are subject to regulatory supervision with respect to this trust services that may restrain our growth and profitability.

We have a loan concentration related to the acquisition and financing of dental practices.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2006, our commercial loan portfolio included $15.6 million of loans, approximately 17.5% of our total funded loans, to fund the purchase of dental practices. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental practice in general, we may incur significant losses in our loan portfolio as a result of this concentration.

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

Many of our competitors are larger than we are and have greater financial and personnel resources. Many of our competitors have established customer bases and offer services, such as extensive and established branch networks, that we do not currently provide. Also, some competitors are not subject to the same degree of regulation as the Bank is and thus may have a competitive advantage over the Bank.

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

As of December 31, 2006, our directors and executive officers owned 246,850 shares of our common stock, which represents approximately 14.69% of our issued and outstanding common stock. Additionally, we have issued warrants to our directors and stock options to our executive officers pursuant to certain employment agreements. If our directors exercised all of their warrants, they would own shares upon exercise representing as much as 18.36% of our then outstanding common stock. Moreover, although the employee stock options are subject to vesting, upon exercise of all of the employee stock options currently granted to our executive officers, together with the exercise of warrants held by our directors, our directors and executive officers would own shares representing as much as 19.94% of our outstanding common stock.

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

Our main office is located at 16000 Dallas Parkway, Dallas, Texas 75248. We occupy 4,357 rentable square feet of the main lobby-accessed ground floor of a multi-story office building at that address. The lease for our main office began on January 1, 2004 and is for a term of 125 months. The lease rate is scheduled to increase in July 1, 2009. We subsequently leased an additional 3,493 rentable square feet on the second floor of the same building to house our trust and operations areas. The lease began on June 1, 2006 and is for a term of 64 months. The leases also call for the Bank to pay for a pro rata share of operating, tax and electric costs above a certain base amount. We also operate a branch office located at 8100 North Dallas Parkway, Plano, Texas, which is approximately 10 miles north of the main office. The branch office occupies 1,750 square feet in a single story, commercial building in a developed commercial center. The lease for our branch office began on December 1, 2003 and is for a term of 120 months. The lease rate is scheduled to increase on month 60. The lease also calls for the Bank to pay for a pro rata share of operating and tax costs above a certain base amount. We also operate a loan production office located at 850 E Highway 114, Southlake, Texas, which is approximately 15 miles north of the main office. The branch office occupies 2,245 square feet on the second floor of a two story, commercial building in a developed commercial center. The lease for our office began on March 1, 2007 and is for a term of 120 months. The lease rate is scheduled to increase on April 1, 2012. The lease also calls for the Bank to pay for a pro rata share of operating and tax costs above a certain base amount. Management believes that the principal terms of the leases are consistent with prevailing market terms and conditions and that these facilities are in good condition and adequate to meet our current needs.

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

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Shareholder Matters.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “FMPX.OB” since November 2, 2004. The table below gives the high and low bid information for the last two fiscal years. The bid information in the table was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. There may have been other transactions in our common stock of which we are not aware.

	High	Low
2006
Fourth Quarter 2006	$12.25	$10.85
Third Quarter 2006	$12.00	$10.00
Second Quarter 2006	$10.53	$10.20
First Quarter 2006	$11.50	$10.00
2005
Fourth Quarter 2005	$10.25	$10.00
Third Quarter 2005	$10.20	$10.00
Second Quarter 2005	$11.00	$10.15
First Quarter 2005	N/A	N/A

On March 29, 2007 we had 454 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	272,750	$10.05	74,000

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

General

We are a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through our wholly owned banking subsidiary, T Bank. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake, Grapevine and the neighboring Texas communities. As of December 31, 2006, we had, approximately, on a consolidated basis, total assets of $130 million, net loans of $88 million, total deposits of $117 million, and stockholders’ equity of $13 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and another office at 8100 North Dallas Parkway, Plano, Texas and a loan production office at 850 E State Highway 114, Southlake, Texas.

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

The following discussion focuses on our financial condition and results of operations during the year ended December 31, 2006 and 2005.

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

Cash Equivalents and Statement of Cash Flows

Due from banks, cash on hand, federal funds sold and all other highly liquid investments purchased with an original maturity of three months or less are considered to be cash and cash equivalents. Generally, federal funds are purchased and sold for one day periods. From time to time, deposits with correspondent banks will exceed amounts insured by the FDIC. Management does not anticipate any losses and evaluates the correspondent bank’s financial status on a regular basis.

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

The Company grants commercial, real estate and consumer loans to customers. Although the Company anticipates having a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their loan contracts is dependent upon the local economy. The Company’s loan policy for requiring collateral is based upon a number of factors including amount and purpose of loan, length of term, past credit history, financial strength and liquidity of the borrower.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Until management has adequate historical data upon which to base the estimate of the allowance for credit losses, a balance of approximately 1.3% of the outstanding principal, less cash secured or specifically reserved loans, is used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Credits deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.

Income Taxes

Deferred taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for its Stock Incentive Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (Opinion No. 25) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123). Under Opinion 25, no compensation expense is recognized on stock options granted to employees if the exercise price is equal to or greater than the market value of the stock on the date of grant. Therefore, no stock-based compensation cost is reflected in net income previous to January 1, 2006. Statement No. 123 required disclosure of compensation expense and its effect on net income if stock options were recorded at fair value, using pro forma disclosures, but did not require recognition of compensation expense for stock options granted to employees. The FASB revised Statement No. 123 in December 2004. Statement No. 123 is now referred to as Statement No. 123(R) (Statement No. 123(R)), which became effective January 1, 2006.

New Accounting Pronouncements

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R) using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for stock options granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) compensation cost for all stock options granted subsequent to January 1, 2006, based on the grant-date fair value. Results for prior periods have not been restated in accordance with the modified-prospective transition method. As a result of adopting Statement 123(R), the Company recorded $90,000 in compensation expense for the year ended December 31, 2006 in connection with the Stock Incentive Plan. This amount is not reduced by related deferred tax assets since all deferred tax assets are impaired as of December 31, 2006 (see Note 7). As of December 31, 2006 there was $255,000 of total unrecognized compensation cost related to non-vested equity-based compensation awards expected to vest.

Results of Operations

General

The following discussion analyzes the results of the Company for the year ended December 31, 2006 and 2005.

Net Income—General

The net income for the year ended December 31, 2006 was $12,000 compared to a net loss of $1.58 million for the year ended December 31, 2005. The Company was profitable as a result of achieving sufficient size in loans and deposits as well as generating sufficient noninterest income to cover the operating expenses. The loss in 2005 resulted from insufficient loan volume during the period.

The profitability of the Company’s consolidated operations depends primarily on net interest income, which is defined as the difference between total interest earned on interest earning assets (investments and loans) and total interest paid on interest bearing liabilities (deposits, borrowed funds). The Company’s net income is affected by its provision for loan losses, as well as other income and other expenses. The provision for loan losses reflects the amount considered to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of fees generated by trust activities, service charges on deposits, gain on sale of loans, and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, professional fees, and other operating expenses.

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

Net Interest Income

For the fiscal year ended December 31, 2006, the Company’s net interest income was $3,450,000. The following table presents, for the years ended December 31, 2006 and 2005, the total dollar amount of interest income from average interest earning assets, and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. The averages are computed using the daily averages for each item noted during the 2006 and 2005 fiscal years. Yields are reflected on an annualized basis.

	Year Ended December 31, 2006			Year Ended December 31, 2005

	Average Balance	Interest	Average Rate/Yield	Average Balance	Interest	Average Rate/Yield
ASSETS:
Interest earnings assets:
Net loans	$50,124,000	$4,501,000	8.98%	$17,231,000	$1,380,000	8.01%
Securities of U.S. government agencies	580,000	33,000	5.52%	420,000	25,000	5.95%
Securities purchased under agreements to resell and federal funds sold	18,467,000	911,000	4.93%	10,857,000	347,000	3.20%
Interest-earning deposits	—			—	—	0.00%
Total interest-earnings assets	69,171,000	5,445,000	7.87%	28,508,000	1,752,000	6.15%
Total noninterest earnings assets	4,553,000	—	0%	2,390,000	—
TOTAL ASSETS	$73,724,000	$5,445,000		$30,898,000	$1,752,000

Year Ended December 31, 2006			Year Ended December 31, 2005

Average Balance	Interest	Average Rate/Yield	Average Balance	Interest	Average Rate/Yield

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$27,847,000	$1,074,000	3.86%	$8,717,000	$226,000	2.59%
NOW deposits	1,592,000	19,000	1.19%	835,000	6,000	0.72%
Savings deposits	348,000	5,000	1.44%	242,000	4,000	1.65%
Time certificates of deposit in denominations of $100,000 or more	13,004,000	604,000	4.64%	2,799,000	98,000	3.50%
Other time deposits	5,971,000	293,000	4.91%	1,522,000	54,000	3.55%
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	48,762,000	1,995,000	4.09%	14,115,000	388,000	2.75%
Noninterest-bearing liabilities
Noninterest-bearing deposits	13,057,000			3,875,000
Other liabilities	—	—	—	52,000	—	—
Total noninterest-bearing liabilities	148,000			3,927,000
STOCKHOLDERS’ EQUITY	11,757,000			12,856,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,724,000			$30,898,000
Net interest income		$3,450,000			$1,364,000
Net interest spread			3.78%			3.40%
Net interest margin			4.98%			4.79%

Changes in volume and changes in interest rates affected the Company’s interest income and interest expense. The effect of these changes is typically displayed in a volume, mix and rate analysis table which compares the changes in income and expense over periods. Since the Company has a limited operating history, data to analyze these changes is not currently available.

Noninterest Income

Non-interest income for 2006 and 2005 amounted to $2,664,000 and $31,000, respectively. The increase in noninterest income is primarily due to fee income generated by the Bank for trust services, which the Bank began offering in the third quarter of 2006. The Bank was also able to realize noninterest income related to fees for services, such as accepting checks through the internet for the payment of goods and services from website vendors. The following table summarizes the major components of non-interest income for the years ended December 31, 2006 and 2005.

	Year Ended December 31, 2006	Year Ended December 31, 2005
Service fees on deposit accounts	816,000	31,000
Trust services	1,848,000	--
Total	2,664,000	31,000

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

The provision for loan losses for the years ended December 31, 2006 and 2005 were $600,000 and $300,000, respectively.

Other Expenses

For the fiscal year ended December 31, 2006, the Company’s expenses totaled $5,502,000, which consisted of salaries and benefits of $2,257,000, occupancy expenses of $686,000, professional fees of $1,523,000, data processing expenses of $422,000, and other operating expenses of $614,000.

For the fiscal year ended December 31, 2005, the Company’s expenses totaled $2,676,000, which consisted of salaries and benefits of $1,393,000, occupancy expenses of $475,000, professional fees of $174,000, data processing expenses of $177,000, and other operating expenses of $457,000.

Income Taxes

No federal tax expense has been recorded for the fiscal years ended December 31, 2006 and 2005 based upon net operating losses. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved against. Cumulative net operating loss available to carry forward for tax purposes amounted to approximately $1,900,000 as of December 31, 2006. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes and the allowance for credit losses is not recognized for tax purposes.

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

The Bank uses modeling software to prepare an interest rate risk simulation model on a quarterly basis. As of December 31, 2006, the simulation model estimated that the Bank would experience a loss in net interest income if rates were to decline during the coming year. This loss would result primarily from the large amount of earning assets in the Fed Funds Sold category, which is subject to daily changes in rates. This risk is somewhat mitigated by the large amount of deposits in the money market deposit category which is available for repricing if rates go down. Management has been focused on growing the loan portfolio which has higher yields and allows management to better control and estimate net interest income.

Liquidity

As of December 31, 2006, the Company had $722,000 of liquidity. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank and funds received from the exercise of stock warrants outstanding. The Bank is currently restricted from paying dividends without regulatory approval which will not be granted until the accumulated deficit has been eliminated. The Company had operating expenses for the years ended December 31, 2006 and 2005 of $149,000 and $145,000, respectively.

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

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is our intention to maintain a conservative loan to deposit ratio in the range of 70-80% over time. Given this goal, we will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will we seek to attract transient volatile, non-local deposits with above market interest rates. As of December 31, 2006, the loan to deposit ratio was 75%.

The Bank had cash and cash equivalents of $37.7 million, or 28% of total Bank assets and 32% of total Bank deposits, at December 31, 2006. We believe that the Bank should have more than adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At December 31, 2006 and 2005, the Bank was considered “well capitalized” by regulatory standards.

Financial Condition

Loan Portfolio

Total gross loans were $89,323,000 and $26,286,000 at December 31, 2006 and 2005, respectively. The following tables set forth the composition of our loan portfolio:

	Year Ended December 31,	Year Ended December 31,
	2006	2005

Real estate - mortgage	$20,757,000	$10,342,000
Lease financing	—	—
Other commercial and industrial	54,961,000	11,572,000
Consumer	3,993,000	753,000
Real estate-construction	9,612,000	3,619,000
Other loans	—	—
Total loans	$89,323,000	$26,286,000

Real estate - mortgage	23.24%	39.34%
Lease financing	0.00%	0%
Other commercial and industrial	61.53%	44.02%
Consumer	4.47%	2.86%
Real estate-construction	10.76%	13.78%
Total loans	100.00%	100.00%

Commercial Loans - Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance business purchases, equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our client’s businesses. At December 31, 2006, funded commercial loans totaled $55 million, approximately 61.5% of our total funded loans.

Consumer Loans - Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At December 31, 2006, funded consumer loans totaled $3,993,000, approximately 4.47% of our total funded loans.

Real Estate Loans - Our real estate loan portfolio is comprised of construction loans and short term mortgage loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. We typically make construction loans to builders that have an established record of successful project completion and loan repayment. Short term mortgage loans typically are secured by commercial properties occupied by the borrower, have terms of three to seven years with both fixed and floating rates. At December 31, 2006, funded real estate loans totaled $30 million, approximately 34% of our total funded loans.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2006, our loan portfolio included $35 million of loans, approximately 39.3% of our total funded loans, to dental professionals. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated and the Bank continues to grow, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

As of December 31, 2006, 38% of the loan portfolio consisting of commercial, consumer and real estate loans, or $34.6 million, matures or reprices within one year or less of which $28.3 million, or 81%, are variable rate loans. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding at December 30, 2006 and 2005, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2006
	One Year or Less		Over 1 Year Through 5 Years		Over 5 Years
	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Real estate — construction	$109,000	$3,762,000	$680,000	$2,672,000	$—	$2,389,000	$9,612,000
Real estate — mortgage	677,000	8,375,000	7,227,000	2,346,000	723,000	1,409,000	20,757,000

Other commercial and industrial	4,494,000	16,063,000	16,201,000	97,000	13,005,000	5,101,000	54,961,000
Consumers	1,188,000	145,000	1,589,000	14,000	1,057,000	—	3,993,000
Other loans	—	—	—	—	—	—	—
Total	$6,468,000	$28,345,000	$25,697,000	$5,129,000	$14,785,000	$8,899,000	$89,323,000

As of December 31, 2005
One Year or Less		Over 1 Year Through 5 Years		Over 5 Years
Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Real estate — construction	$671,000	$2,848,000	$447,000	$—	$—	$—	$3,966,000
Real estate — mortgage	318,000	—	485,000	—	7,092,000	2,100,000	9,995,000

Other commercial and industrial	2,051,000	3,891,000	148,000	3,435,000	—	2,047,000	11,572,000
Consumers	221,000	112,000	240,000	—	180,000	—	753,000
Other loans	—	—	—	—	—	—	—
Total	$3,261,000	$6,851,000	$1,320,000	$3,435,000	$7,272,000	$4,147,000	$26,286,000

Investment Securities

The primary purposes of the investment portfolio are to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against public deposits, and to control interest rate risk. In managing the portfolio, the Bank seeks to attain the objectives of safety of principal, liquidity, diversification, and maximized return on investment.

At December 31, 2006, the Bank’s securities consisted of Federal Reserve Bank Stock, having an amortized cost of $420,000 and an estimated fair value of $420,000, Federal Home Loan Bank stock, having an amortized cost of $47,900 and an estimated fair value of $47,900 and U.S. Treasury Notes having an amortized cost of $988,000 and an estimated fair value of $988,000. The U.S Treasury Notes are pledged to the Bank’s trust department deposits that exceed the FDIC insurance limits. The weighted average yield for the securities was 5.5%.

At December 31, 2005, the Bank’s securities consisted solely of Federal Reserve Bank Stock, having an amortized cost of $420,000 and an estimated fair value of $420,000. The weighted average yield for the stock was 6%. During 2006, the Bank purchased stock in the Federal Home Loan Bank of $48,000 that is recorded as a restricted investment. The Bank held securities classified as held to maturity totaling $988,000 at December 31, 2006.

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

At December 31, 2006, we had $74,000 of loans that were on nonaccrual. Additionally, one loan totaling $25,000 was contractually past due 90 days which continued to accrue interest. We had no repossessed real estate or other assets at December 31, 2006.

At December 31, 2005, we had $96,000 of loans that were on nonaccrual. Additionally, no loans were contractually past due 90 days which continued to accrue interest. We had no repossessed real estate or other assets at December 31, 2005.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At December 31, 2006 and 2005, the Bank had a total of $74,000 and $146,000, respectively, of loans classified in these categories.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.3% of the outstanding principal, less cash secured or specifically reserved loans, will be used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Thus, our allowance was $1,000,000 and $400,000 of outstanding principal as of December 31, 2006 and 2005, respectively.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the board of directors. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the years ended December 31, 2006 and 2005, we did not incur any charge-offs.

The following table sets forth the specific allocation of the allowance for year ended December 31, 2006 and 2005 and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	As of December 31, 2006		As of December 31, 2005
	Amt.	Loan Category to Gross Loans	Amt.	Loan Category to Gross Loans

Allocated:
Real estate — construction	$122,000	12.20%	$57,000	14.15%
Real estate — mortgage	270,000	27.00%	143,000	35.66%
Commercial and industrial	556,000	55.60%	189,000	47.50%
Consumers	52,000	5.20%	11,000	2.69%
Leases			—	—
Other loans	—		—	—

Total allowance for loan and lease losses	$1,000,000	100.00%	$400,000	$100.00%

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

The following table sets forth our average deposit account balances and average cost of funds for each category of deposits:

	Year Ended December 31,
	2006
	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$13,057,000	21.12%	0.00%
Money market deposits	27,847,000	45.04	3.86%
NOW deposits	1,592,000	2.58	1.19%
Savings deposits	348,000	0.56	1.44%
Time certificates of deposit in denominations of $100,000 or more	13,004,000	21.04	4.64%
Other time deposits	5,971,000	9.66	4.91%

Total deposits	$61,819,000	100.00%	3.23%

Year Ended December 31,
2005
Average Balance	Percent of Deposits	Average Rate
(Dollars in thousands)

Noninterest-bearing demand deposits	$3,875,000	21.54%	0.00%
Money market deposits	8,717,000	48.45	2.59%
NOW deposits	835,000	4.64	0.67%
Savings deposits	242,000	1.35	1.44%
Time certificates of deposit in denominations of $100,000 or more	2,799,000	15.56	3.52%
Other time deposits	1,523,000	8.47	3.56%

Total deposits	$17,991,000	100.00%	2.75%

The following table sets forth the maturities of time deposits of $100,000 or more as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

Three months or less	$2,045,000	$340,000
Over three months through six months	1,372,000	4,524,000
Over six months through 12 months	9,782,000	1,809,000
Over 12 months	7,874,000	1,543,000
Total	$21,073,000	$8,216,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the years ended December 31, 2006 and 2005:

	At December 31, 2006	At December 31, 2005

Return on average assets	0.00%	-4.65%
Return on average equity	0.01%	-11.17%
Dividend payout ratio	0.00%	0.00%
Equity to assets ratio	10.03%	41.61%

Borrowings

The Company has access to a variety of borrowing sources and uses short-term borrowings to support its asset base. Short-term borrowings include federal funds purchased and advances from Federal Home Loan Bank with remaining maturities less than one year.

At December 31, 2006, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $20,355,000 and $450,000 standby letters of credit.

At December 31, 2005, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $8,207,000 and no standby letters of credit.

Management believes the Bank has sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $21,762,000 and $9,249,000 at December 31, 2006 and 2005, respectively.

The following table summarizes the Bank’s significant contractual obligations and other potential funding needs at December 31, 2006 and 2005.

	As of December 31, 2006				As of December 31, 2005
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years

Time deposits	$21,761,000	$1,258,000	$12,311,000	—	$9,249,000	$876,000	$1,181,000	$—
Capital leases	—	—	—	—	—	—	—	—
Operating leases	273,000	565,000	564,000	689,000	164,000	328,000	318,000	484,000
Total	$22,034000	$1,823,000	$12,875,000	$689,000	$9,413,000	$1,204,000	$1,499,000	$484,000

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

As of December 31, 2006, the most recent notification from the federal banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that the Bank’s management believes have changed capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of December 31, 2006 and 2005. The required and actual amounts and ratios for the Bank as of December 31, 2006 and 2005, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2006
Total Capital (to risk-weighted assets)	$13,351	13.55%	$7,885	>8%	$9,856	>10%
Tier 1 capital (to risk-weighted assets)	$12,351	12.53%	$3,943	>4%	$5,914	>6%
Tier 1 capital (to average assets)	$12,351	10.81%	$4,571	>4%	$5,714	>5%

As of December 31, 2005
Total Capital (to risk-weighted assets)	$12,584	39.93%	$2,521	>8%	$3,151	>10%
Tier 1 capital (to risk-weighted assets)	$12,190	38.68%	$1,260	>4%	$1,890	>6%
Tier 1 capital (to average assets)	$12,190	29.60%	$1,647	>4%	$2,059	>5%

Item 7.	Financial Statements.

The consolidated financial statements, the reports thereon, the notes thereto and supplementary data commence on page F-1 of this Report.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures.

As of the end of the quarter ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter ended December 31, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information concerning the Company’s directors and executive officers will appear in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Information concerning the Company’s Code of Ethics will appear in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Code of Ethics.” Such information is incorporated herein by reference.

Item 10.	Executive Compensation.

Information in response to this item will appear in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee.” Such information is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information concerning security ownership of certain beneficial owners and management will appear in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions will appear in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 13.	Exhibits.

NUMBER	DESCRIPTION

3.1	Articles of incorporation(1)
3.2	Bylaws(1)
10.1	First Metroplex Capital, Inc. 2005 Incentive Plan(2)(3)
10.2	Form of Incentive Stock Option Agreement(2)(3)
10.3	Form of Non-Qualified Stock Option Agreement(2)(3)
10.4	First Metroplex Capital, Inc. Organizers’ Warrant Agreement dated November 2, 2004(1)
10.5	First Metroplex Capital, Inc. Shareholders’ Warrant Agreement dated November 2, 2004(1)
10.6
10.7	Form of Employment Agreement by and between First Metroplex Capital, Inc. and Patrick Adams(1)(3)
10.8	Form of Employment Agreement by and between First Metroplex Capital, Inc. and Steven Jones(1)(3)
21	Subsidiaries of First Metroplex Capital, Inc.
23	Consent of Weaver and Tidwell L.L.P.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. §135O
_________________
(1)	Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 (file no. 333-111153).
(2)	Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant with the SEC on September 20, 2005 (file no. 333-128456).
(3)	Indicates a compensatory plan or contract.

Item 14.	Principal Accountant Fees and Services.

Information concerning principal accounting fees and services will appear in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST METROPLEX CAPITAL, INC.

Dated:	March 30, 2007	By:	/s/ Patrick G. Adams
Patrick G. Adams
Chief Executive Officer (Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick G. Adams	Director	March 30, 2007
Patrick G. Adams

/s/ Stanley E. Allred	Director	March 30, 2007
Stanley E. Allred
/s/ Dan Basso	Director	March 30, 2007
Dan Basso
/s/ Frankie Basso	Director	March 30, 2007
Frankie Basso
/s/ David Carstens	Director	March 30, 2007
David Carstens
/s/ Ron Denheyer	Director	March 30, 2007
Ron Denheyer
/s/ Mark Foglietta	Director	March 30, 2007
Mark Foglietta
/s/ Hunter Hunt	Director	March 30, 2007
Hunter Hunt
/s/ Eric Langford	Director	March 30, 2007
Eric Langford
/s/ Steven M. Lugar	Director	March 30, 2007
Steven M. Lugar, CFP
/s/ Charles M. Mapes, III	Director	March 30, 2007
Charles M. Mapes, III
/s/ Thomas McDougal	Director	March 30, 2007
Thomas McDougal, DDS
/s/ Daniel Meyer	Director	March 30, 2007
Daniel Meyer
/s/ Anthony Pusateri	Director	March 30, 2007
Anthony Pusateri
/s/ Gordon R. Youngblood	Director	March 30, 2007
Gordon R. Youngblood
/s/ James Rose	Director	March 30, 2007
James Rose
/s/ Cyvia Noble	Director	March 30, 2007
Cyvia Noble
/s/ Steven Jones	Director	March 30, 2007
Steven Jones

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders

We have audited the accompanying consolidated balance sheets of First Metroplex Capital, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Metroplex Capital, Inc. as of December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”.

WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
March 30, 2007

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS

Cash and due from banks	$1,716,000	$2,933,000
Federal funds sold	36,050,000	17,485,000

Total cash and cash equivalents	37,766,000	20,418,000

Investments
Restricted	468,000	420,000
Held to maturity, restricted	988,000	-
Loans, less allowance for credit losses of $1,000,000
and $400,000	88,083,000	25,789,000
Bank premises and equipment, net	1,754,000	1,100,000
Other assets	1,332,000	289,000

TOTAL ASSETS	$130,391,000	$48,016,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Demand deposits
Noninterest bearing	$25,127,000	$7,119,000
Interest bearing	56,373,000	16,390,000
Time deposits $100,000 and over	21,073,000	8,216,000
Other time deposits	14,561,000	3,339,000

Total deposits	117,134,000	35,064,000

Other liabilities	179,000	76,000

Total liabilities	117,313,000	35,140,000

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value
10,000,000 shares authorized
1,690,150 and 1,680,150 shares issued and outstanding at December 31, 2006 and 2005 respectively	17,000	17,000
Additional paid-in capital	16,572,000	16,382,000
Retained deficit	(3,511,000)	(3,523,000)

Total stockholders’ equity	13,078,000	12,876,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,391,000	$48,016,000

Notes to consolidated financial statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

INTEREST INCOME
Interest and fees on loans	$4,501,000	$1,380,000
Investment securities
Restricted	26,000	25,000
Held to maturity	7,000	—
Federal funds sold	911,000	347,000

Total interest income	5,445,000	1,752,000

INTEREST EXPENSE
Deposits	1,995,000	388,000

Interest income, net	3,450,000	1,364,000

PROVISION FOR CREDIT LOSSES	600,000	300,000

Interest income after
provision for credit losses	2,850,000	1,064,000

OTHER INCOME
Service fees	816,000	31,000
Trust service fees	1,848,000	—

	2,664,000	31,000
OTHER EXPENSES
Salaries and employee benefits	2,257,000	1,393,000
Occupancy expense	686,000	475,000
Professional fees	1,523,000	174,000
Data processing	422,000	177,000
Other operating expenses	614,000	457,000

	5,502,000	2,676,000

Income (Loss) from operations	12,000	(1,581,000)

Income tax	—	—

NET INCOME (LOSS)	$12,000	($1,581,000)

Net income (loss) per weighted average share	$0.01	($0.94)

Weighted average shares outstanding	1,681,082	1,680,044

Notes to consolidated financial statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Deficit	Income	Total

BALANCE, January 1, 2005	1,680,000	17,000	$16,380,000	($1,942,000	$—	$14,455,000
Exercise of stock warrants at
$12.50 per share	150	0	2,000			2,000
Comprehensive income (loss)
Net loss				(1,581,000)
Total comprehensive income (loss)						(1,581,000)

BALANCE, December 31, 2005	1,680,150	17,000	16,382,000	(3,523,000)	—	12,876,000

Exercise of stock options at
$10.00 per share	10,000	0	100,000			100,000
Provision for stock based compensation			90,000			90,000
Comprehensive income
Net income				12,000
Total comprehensive income						12,000

BALANCE, December 31, 2006	$1,690,150	$17,000	$16,572,000	($3,511,000)	$—	$13,078,000

Notes to consolidated financial statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,000	($1,581,000)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities
Provision for stock based compensation	90,000	—
Provision for credit losses	600,000	300,000
Depreciation expense	330,000	200,000
Accretion of security discount	(6,000)	—
Changes in operating assets and liabilities:
Other assets	(1,043,000)	(77,000)
Other liabilities	103,000	67,000

Net cash provided by (used in) operating activities	86,000	(1,091,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted investment securities	(48,000)	—
Purchase of securities available for sale	(49,994,000)	—
Purchase of securities held to maturity	(988,000)	—
Proceeds on maturity of securities available for sale	50,000,000	—
Net change in loans	(62,894,000)	(19,627,000)
Purchases of bank premises and equipment	(983,000)	(119,000)

Net cash used in investing activities	(64,907,000)	(19,746,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock from exercise of initial shareholder warrants	—	2,000
Sale of common stock from exercise of stock options	100,000	—
Net change in demand deposits	18,008,000	18,774,000
Net change in time deposits	64,061,000	10,071,000

Net cash provided by financing activities	82,169,000	28,847,000

Net increase in cash and cash equivalents	17,348,000	8,010,000

CASH AND CASH EQUIVALENTS,
beginning of year	20,418,000	12,408,000

CASH AND CASH EQUIVALENTS,
end of year	$37,766,000	$20,418,000

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$1,934,000	$5,000
Income taxes paid	$—	$—

Notes to consolidated financial statements are an integral part of these statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

First Metroplex Capital, Inc. (“the Company”) was incorporated on December 23, 2002 for the purpose of holding the common stock of T Bank, N.A. (“the Bank”). For the period from December 23, 2002 (date of inception) to November 2, 2004, the Company was in a development stage engaging in the preparation of applications for regulatory approvals, raising capital, financial planning, and systems development, acquisition of equipment and facilities and recruiting activities. On October 29, 2004 the Company completed an offering of 1,680,000 shares of its common stock at a price of $10 per share. The gross proceeds from the offering totaled $16,800,000.

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

On February 8, 2006 the Office of the Comptroller of the Currency approved an application by the Bank to establish trust powers. The Bank has initially offered traditional fiduciary services primarily to clients of Cain Watters & Associates P.C. The Bank and Cain Watters & Associates P.C. and III:I Financial Management Research, L.P. have entered into an advisory services agreement related to the trust operations.

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Cash Equivalents and Statement of Cash Flows

Due from banks, cash on hand, federal funds sold and all other highly liquid investments purchased with an original maturity of three months or less are considered to be cash and cash equivalents. Generally, federal funds are purchased and sold for one day periods. From time to time, deposits with correspondent banks will exceed amounts insured by the FDIC. Management does not anticipate any losses and evaluates the correspondent bank’s financial status on a regular basis.

The company is required to have certain levels of cash on hand or on deposit with the Federal Reserve to meet regulatory reserve and clearing requirements.

Trust Assets

Property held for customers in a fiduciary capacity, other than trust cash on deposit at the Bank, is not included in the accompanying consolidated financial statements since such items are not assets of the Company.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the principal amount outstanding, net of unearned interest and the allowance for credit losses. Interest earned, both fixed and variable rates, is credited to operations based on the principal balances outstanding. Unearned interest and deferred loan fees are capitalized and recognized as income over the terms of the loans using the effective interest method.

The Company grants commercial, real estate and consumer loans to customers. Although the Company anticipates having a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their loan contracts is dependent upon the local economy. The Company’s loan policy for requiring collateral is based upon a number of factors including amount and purpose of loan, length of term, past credit history, financial strength and liquidity of the borrower. At December 31, 2006 approximately 39.3% of the outstanding loans were to dental professionals.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered adequate to provide for probable losses that can be reasonably anticipated. Until management has adequate historical data upon which to base the estimate of the allowance for credit losses, a balance of approximately 1.3% of the outstanding principal, less cash secured or specifically reserved loans, is used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Credits deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.

Investment Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase.

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The Bank has investments in stock of the Federal Reserve System and the Federal Home Loan Bank as is required for participation in the services offered. These investments are classified as restricted and are recorded at cost. The Bank has an investment in U.S. Treasury securities which are pledged to the deposits of the Trust Department that exceed the FDIC insurance limits.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method at rates based on the estimated useful lives of the related assets. Useful lives for equipment is normally between 3 and 10 years. Leasehold improvements are depreciated over the lease term or estimated life, whichever is shorter. Repair and maintenance costs are expensed as incurred.

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

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for its Stock Incentive Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“Opinion No. 25”) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). Under Opinion 25, no compensation expense is recognized on stock options granted to employees if the exercise price is equal to or greater than the market value of the stock on the date of grant. Therefore, no stock-based compensation cost is reflected in net income prior to January 1, 2006. Statement No. 123 required disclosure of compensation expense and its effect on net income if stock options were recorded at fair value, using pro forma disclosures. The FASB revised Statement No. 123 in December 2004. Statement No. 123 is now referred to as Statement No. 123(R) (“Statement No. 123(R)”), which became effective January 1, 2006.

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R) using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for stock options granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) compensation cost for all stock options granted subsequent to January 1, 2006, based on the grant-date fair value. Results for prior periods have not been restated in accordance with the modified-prospective transition method. As a result of adopting Statement 123(R), the Company recorded $90,000 in compensation expense for the year ended December 31, 2006 in connection with the Stock Incentive Plan. This amount is not reduced by related deferred tax assets since all deferred tax assets are impaired as of December 31, 2006 (see Note 7). As of December 31, 2006 there was $255,000 of total unrecognized compensation cost related to non-vested equity-based compensation awards expected to vest.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 for the year ended December 31, 2005:

2005
Net income (loss)
As reported	($1,581,000)
Pro forma	(1,672,000)

Net income (loss) per share
As reported
Basic	(0.94)
Diluted	(0.94)
Pro forma
Basic	(1.00)
Diluted	(1.00)

Pro forma information regarding net loss and net loss per share is required by Statement 123 and, in periods prior to January 1, 2006, had been determined as if the Company had accounted for its Stock Incentive Plan under the fair value method.

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

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was 1,681,082 and 1,680,044 for the years ended December 31, 2006 and 2005 respectively.

The Company reported minimal net income for the year ended December 31, 2006 and a net loss for the year ended December 31, 2005. The dilutive effect of stock options and warrants is not considered in the per share calculations for these periods as the impact would have been antidilutive or insignificant.

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

Advertising

Advertising costs are expensed as incurred. Total expense for the years ended December 31, 2006 and 2005 was $139,000 and $86,000 respectively.

Reclassification

Certain reclassifications have been made to the 2005 financial statements to conform with the 2006 presentation. These reclassifications had no effect on stockholders equity or net loss for 2005.

New Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment. See “Stock based compensation” above for further discussion of the effect of adopting this Standard.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount so recorded is shown as a cumulative effect adjustment and is recorded in opening retained earnings as of January 1, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. The Company does not have defined benefit pension and other postretirement plans. Consequently, SFAS No. 158 did not affect the Company.

Newly Issued But Not Yet Effective Accounting Standards:

In February 2006, FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This Standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Statement is effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for fiscal years beginning after November 15, 2007.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company has not completed its evaluation of the impact of the adoption of these Statements not yet effective in 2006 that are applicable, if any, on future reporting periods.

NOTE 2. LOANS

The components of loans at December 31, 2006 and 2005 are summarized as follows:

	2006	2005

Commercial	$54,961,000	$11,572,000
Consumer installment	3,993,000	753,000
Real estate	30,369,000	13,961,000

	89,323,000	26,286,0000
Less deferred loan fees	240,000	97,000
Less allowance for loan losses	1,000,000	400,000
	$88,083,000	$25,789,000

The change in the allowance for credit losses for 2006 and 2005 is as follows:

	2006	2005

Balance at beginning of year	$400,000	$100,000
Provision charged to operations	600,000	300,000
Loans charged off	—	—
Recoveries of loans previously charged off	—	—

Balance at end of year	$1,000,000	$400,000

	2006	2005

Impaired loans were as follows:
Year end loans with allowance allocated	$74,000	$96,000
Year end loans with no allowance allocated	—	50,000
Impaired loans	74,000	146,000

Amount of allowance allocated	25,000	50,000

Average impaired loans during the year	95,000	49,000

Interest income recognized during impairment-
All cash basis	—	—

Loans past due over 90 days still on accrual	25,000	—
Non-accrual loans	74,000	96,000

Total non-performing loans	99,000	96,000

NOTE 3. SECURITIES

At December 31, 2006 securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Restricted
Federal Reserve Bank Stock	$420,000	$—	$—	$420,000
Federal Home Loan Bank Stock	48,000			48,000
Held to Maturity
U.S. Treasury Notes	988,000			988,000
Total	1,456,000			1,456,000

At December 31, 2005, securities consisted of $420,000 of restricted Federal Reserve Bank stock with an estimated fair value that approximated cost. In addition, the U.S. Treasury notes are pledged to an account for the Bank’s trust department and mature March 29, 2007.

NOTE 4. RELATED PARTIES

The Company received certain accounting services from an accounting firm in which one of its former partners was also a director and organizer of the Company. During the years ended December 31, 2006 and 2005 those fees totaled $0 and $3,350, respectively.

The Company purchased corporate insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the years ended December 31, 2006 and 2005 those premiums totaled $40,000 and $32,000, respectively.

The Company purchased employee benefit insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the years ended December 31, 2006 and 2005 those premiums totaled $165,000 and $125,000 respectively.

Certain Directors and Officers of the Bank have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

NOTE 5. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at December 31, 2006 and 2005 is as follows:

	2006	2005

Leasehold improvements	$767,000	$505,000
Furniture and equipment	1,537,000	816,000

	2,304,000	1,321,000
Less accumulated depreciation	550,000	221,000

	$1,754,000	$1,100,000

NOTE 6. DEPOSITS

Deposits at December 31, 2006 and 2005 are summarized as follows:

	2006 Amount	Percent	2005 Amount	Percent

Noninterest bearing demand	$25,128,000	22%	$7,119,000	20%
Interest bearing demand (NOW)	1,853,000	2%	1,145,000	3%
Money market accounts	54,520,000	46%	15,245,000	44%
Savings accounts	304,000	0%	249,000	1%
Certificates of deposit,
less than $100,000	14,256,000	12%	3,090,000	9%
Certificates of deposit,
$100,000 or greater	21,073,000	18%	8,216,000	23%

	$117,134,000	100%	$35,064,000	100%

At December 31, 2006, the scheduled maturities of certificates of deposit were as follows:

2007	$21,762,000
2008	353,000
2009	904,000
2010	2,019,000
2011	10,292,000

Total	$35,330,000

NOTE 7. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2006	2005

Federal
Tax computed on federal taxable income	$170,000	$	(—)
Application of net operating loss carryforward	(170,000)		-
Total current taxes due	-		-

Deferred federal taxes	28,000		513,000
Valuation allowance	(28,000)		(513,000)

	$—		$—

The effective tax rate on net loss before income taxes differs from the U. S. statutory tax rate as follows for 2006 and 2005:

U. S. statutory rate	(34.0%)
Valuation allowance	34.0%

Effective tax rate	0.0%

Deferred tax assets (liabilities) at December 31, are comprised of the following:

	2006	2005

Deferred tax assets
Deferred costs	$268,000	$369,000
Deferred deduction on stock-based compensation expense	22,000	-
Allowance for credit losses	340,000	136,000
Net operating loss carryover	606,000	773,000

Total deferred tax asset	1,236,000	1,278,000
Deferred tax liabilities
Fixed assets	(40,000)	(110,000)

	1,196,000	1,168,000
Less valuation allowance for net deferred tax asset	(1,196,000)	(1,168,000)

Net deferred tax asset	$—	$—

Management has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carryforward period. The change in the valuation allowance was $28,000 and $513,000 for the years ended December 31, 2006 and 2005, respectively.

The Company produced taxable income for the year ended December 31, 2006 in the amount of $500,000 and applied its net operating loss eliminating any current taxes due. As of December 31, 2006, the Company had net tax operating loss carryforwards of approximately $1,800,000 that will ultimately expire in 2025 if not used.

NOTE 8. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The Plan authorizes the granting of up to 260,000 shares to employees of the Company. The Plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. Stock options generally vest on a graded scale over 5 years. The plan has a term of 10 years and option agreements expire 10 years after issuance. The Stock Incentive Plan is administered by the Board of Directors. Stock issued in connection with stock options exercised represents new stock issuances as authorized by the Board of Directors. The following is a summary of activity in the Company’s Stock Incentive Plan for 2006:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at January 1, 2005	0
Granted	184,500	$10.00
Exercised	0
Expired forfeited	0

Outstanding at December 31, 2005	184,500	$10.00
Granted	17,500	10.55
Exercised - intrinsic value of $25,000, cash received of $100,000	(10,000)	10.00
Expired forfeited	(16,000)	10.00
Outstanding at December 31, 2006 - $324,000 intrinsic value and 8.85 weighted-average remaining contractual term	176,000	10.05

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2005	--
Granted	184,500	$2.11
Vested	(36,900)	2.11
Expired forfeited	--
Nonvested at December 31, 2005	147,600	2.11
Granted	17,500	2.39
Vested	(36,500)	2.11
Expired forfeited	(16,000)	2.11
Nonvested at December 31, 2006	112,600	$2.15

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Exercisable at end of year - $120,460 intrinsic value and 8.81 weighted-average remaining contractual term, $10 weighted average exercise price	63,400	$10.00
Expected to vest - $324,000 intrinsic value and 8.85 weighted-average remaining contractual term (a)	176,000	10.05

(a)
Management estimates that all outstanding options will vest and that no forfeitures will occur. This estimate is based on retention expectations that are reviewed on a periodic basis. This estimate may change in the near term.

The weighted average value per option granted during 2006 was $2.39. The Company has 74,000 options available for grant at December 31, 2006. As of December 31, 2006 approximately $255,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements to be recognized over the vesting period.

The weighted average assumption used to determine the fair value of options granted in 2006 and 2005 using the Black Scholes model are as follows:

	2006	2005
Risk free interest rate	2%	2%
Dividend yield	0%	0%
Expected market price volatility	10%	10%
Expected term	10 years	10 years

All options carry exercise prices ranging from $10.00 to $10.75.

NOTE 9. STOCK WARRANTS

The Company has two stock warrant plans at December 31, 2006.

Initial shareholders in the Company received warrants to purchase one share of common stock for every five shares of common stock purchases in the offering. A total of 336,000 warrants were issued. These warrants are exercisable at a price of $12.50 per share at any time until November 2, 2007. During 2005, 150 warrants were exercised. No warrants were exercised during 2006.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014.

The following is a summary of activity in the Company’s warrant plans:

	2006		2005
	Number of Shares Underlying Warrants	Weighted Average Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Prices

Outstanding at beginning of period	432,600	$11.94	432,750	$11.94
Granted	—	—	—	—
Exercised	—	—	150	12.50
Expired or forfeited	—	—	—	—

Outstanding at end of period	432,600	11.94	432,600	11.94

Exercisable at end of period	432,600	11.94	432,600	11.94

The weighted average remaining contractual life of warrants outstanding at December 31, 2006 was 2.4 years.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2006 and 2005, the Company had commitments to extend credit of approximately $20,355,000 and $8,207,000, respectively. There were $450,000 of outstanding letters of credit at December 31, 2006 and none at December 31, 2005.

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

Employment Agreements

The Company and the Bank have entered into employment agreements with two officers of the Bank. The agreements were for an initial three-year term and are automatically renewable for an additional three years unless either party elects not to renew.

Employment Agreements - continued

The agreements provide for compensation and benefits including the issuance of options to acquire up to 115,000 shares of the Company’s common stock at $10 per share, exercisable within ten years from the date of grant. At December 31, 2006, these options were issued and outstanding.

The agreements further provide for termination payments in the event of a change in control, as defined.

Operating Leases

Future minimum lease payments for all noncancelable operating leases at December 31, 2006 are as follows:

Year ending December 31,

2007	$273,000
2008	279,000
2009	286,000
2010	292,000
2011	272,000
Thereafter	689,000

Lease expense for the years ended December 31, 2006 and 2005 was $196,000 and $163,000, respectively.

NOTE 11. REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of December 31, 2006 Total Capital (to Risk Weighted Assets)

Bank	13,351	13.55%	7,885	≥8.00%	9,856	≥10.00%

Tier 1 Capital (to Risk
Weighted Assets)

Bank	12,351	12.53%	3,943	≥4.00%	5,914	≥6.00%

Tier 1 Capital
(to Average Assets)

Bank	12,351	10.81%	4,571	≥4.00%	$5,714	≥5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of December 31, 2005 Total Capital (to Risk Weighted Assets)

Bank	12,584	150.77%	2,521	≥8.00%	3,151	≥10.00%

Tier 1 Capital (to Risk
Weighted Assets)

Bank	12,190	149.68%	1,260	≥4.00%	1,890	≥6.00%

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value approximates carrying value for financial instruments except those described below:

Loans: The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. On all loans the carrying amount approximates fair value.

Deposits: The fair value of deposit liabilities with defined maturities is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities. Fair value of deposits approximates carrying amount as the maturities on all deposits are short term in nature and were made at rates approximating those currently available.

Off-Balance Sheet Instruments: The fair values of these items are not material and are, therefore, not included on the following schedule.

The estimated fair values of financial instruments at December 31:

	2006		2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$37,766,000	$37,766,000	$20,418,000	$20,418,000
Securities - restricted	1,456,000	1,456,000	420,000	420,000
Loans, net	88,083,000	88,083,000	25,789,000	25,789,000

Financial liabilities
Noninterest-bearing deposits	(25,127,000)	(25,127,000)	(7,119,000)	(7,119,000)
Interest-bearing deposit	(92,007,000)	(92,007,000)	(27,945,000)	(27,945,000)
Accrued interest payable	(76,000)	(76,000)	(15,000)	(15,000)

NOTE 13. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

FIRST METROPLEX CAPITAL, INC.
CONDENSED BALANCE SHEET
DECEMBER 31

	2006	2005
ASSETS
Cash and due from banks	$727,000	$674,000
Bank premises and equipment, net	—	11,000
Accounts receivable	—	—
Other assets	12,351,000	12,191,000

Total Assets	$13,078,000	$12,876,000

LIABILITIES AND CAPITAL
Capital	13,078,000	12,876,000

Total Liabilities and Capital	$13,078,000	$12,876,000

FIRST METROPLEX CAPITAL, INC.
CONDENSED INCOME STATEMENT
YEARS ENDED DECEMBER 31

	2006	2005

Equity in income (loss) from Bank	$161,000	($1,436,000)
Noninterest expense:
	—	—
Professional expenses	59,000	83,000
Other expenses	90,000	62,000
Total	149,000	145,000

Net Income (Loss)	$12,000	($1,581,000)

FIRST METROPLEX CAPITAL, INC.
CONDENSED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31

	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$12,000	($1,581,000)
Adjustments to reconcile net income (loss)
To net cash used in operating activities
Equity in (income) loss of Bank	(161,000)	1,436,000
Provision for stock based compensation	90,000
Changes in operating assets and liabilities:
Other assets	—	276,000
Other liabilities	—	—

Net cash provided by (used in) operating activities	(59,000)	131,000

Cash Flows from Investing Activities:
Purchases of bank premises and equipment	—	(11,000)
Investment in T Bank NA	—	—
Proceeds from sale of fixed assets	12,000	456,000

Net cash provided by (used in) investing activities	12,000	445,000

Cash Flows from Financing Activities:
Sale of common stock	100,000	2,000
Offering costs	—	—
	—

Net cash provided from financing activities	100,000	2,000

Net change in cash and cash equivalents	53,000	578,000

Cash and cash equivalents, beginning of year	674,000	96,000

Cash and cash equivalents, end of year	$727,000	$674,000

	2006	2005
Supplemental Disclosure of Cash Flow Information
Interest paid	$—	$—
Income tax paid	—	—