Form 10QSB
period 2007-03-31
FIRST METROPLEX CAPITAL INC
filed 2007-05-15
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the issuer’s Common Stock as of May 15, 2007, was 1,690,150 shares.

FIRST METROPLEX CAPITAL, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2007	DECEMBER 31, 2006

	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$3,090,000	$1,716,000
Federal funds sold	29,375,000	36,050,000

Total cash and cash equivalents	32,465,000	37,766,000

Investments restricted, at cost	468,000	468,000
Held to maturity, restricted	988,000	988,000
Loans, less allowance for credit losses of $1,150,000 and $1,000,000, respectively	97,159,000	88,083,000
Bank premises and equipment, net	1,968,000	1,754,000
Other assets	865,000	1,332,000

TOTAL ASSETS	$133,913,000	$130,391,000

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Demand deposits
Noninterest bearing	$12,695,000	$25,127,000
Interest bearing	70,554,000	56,678,000
Time deposits $100,000 and over	22,434,000	21,073,000
Other time deposits	14,568,000	14,256,000

Total deposits	120,251,000	117,134,000

Other liabilities	437,000	179,000

Total liabilities	120,688,000	117,313,000

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value
10,000,000 shares authorized
1,690,150 and 1,690,150 shares issued and outstanding, respectively	17,000	17,000
Additional paid-in capital	16,588,000	16,572,000
Retained deficit	(3,380,000)	(3,511,000)

Total shareholders' equity	13,225,000	13,078,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$133,913,000	$130,391,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	3 MONTHS ENDED MARCH 31, 2007	3 MONTHS ENDED MARCH 31, 2006

INTEREST INCOME
Interest and fees on loans	$2,010,000	$629,000
Investment securities	12,000	-
Restricted investments	8,000	6,000
Federal funds sold	380,000	226,000

Total interest income	2,410,000	861,000

INTEREST EXPENSE
Deposits	1,160,000	267,000

Interest income, net	1,250,000	594,000

PROVISION FOR CREDIT LOSSES	150,000	150,000

Interest income after
provision for credit losses	1,100,000	444,000

OTHER INCOME
Trust income	2,078,000	-
Service fees	515,000	52,000

	2,593,000	52,000

OTHER EXPENSES
Salaries and employee benefits	647,000	556,000
Occupancy expense	307,000	131,000
Professional fees	2,258,000	19,000
Other operating expenses	350,000	152,000

	3,562,000	858,000

NET INCOME (LOSS)	$131,000	$(362,000)

Earnings (loss) per common share:
Basic	$0.08	$(0.22)
Diluted	0.08

Weighted average common shares outstanding	1,690,150	1,680,150
Weighted average diluted shares outstanding	1,712,743

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total

BALANCE, December 31, 2005	$17,000	$16,382,000	$(3,523,000)	$—	$12,876,000
Comprehensive income
Net income - YTD			(362,000)		(362,000)
Total comprehensive loss					(362,000)
Stock based compensation		19,000			19,000
BALANCE, March 31, 2006	$17,000	$16,401,000	$(3,885,000)	$—	$12,533,000

BALANCE, December 31, 2006	$17,000	$16,572,000	$(3,511,000)	$—	$13,078,000
Comprehensive income
Net income - YTD			131,000		131,000
Total comprehensive loss					131,000
Stock based compensation		16,000			16,000
BALANCE, March 31, 2007	$17,000	$16,588,000	$(3,380,000)	$—	$13,225,000

The Notes to Financial Statements are an integral part of these statements.

FIRST METROPLEX CAPITAL, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2007	THREE MONTHS ENDED MARCH 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$131,000	$(362,000)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities

Provision for credit losses	150,000	150,000
Depreciation expense	124,000	57,000
Provision for stock based compensation	16,000	19,000
Accretion of security discount	(12,000)	-
Changes in operating assets and liabilities:
Other assets	467,000	(82,000)
Other liabilities	258,000	(1,000)
Net cash provided by (used in) operating activities	1,134,000	(219,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities held to maturity	(988,000)	-
Proceeds on maturity of securities held to maturity	1,000,000	-
Net change in loans	(9,226,000)	(7,418,000)
Purchases of bank premises and equipment	(338,000)	(30,000)
Net cash used in investing activities	(9,552,000)	(7,448,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposits	1,444,000	9,602,000
Net change in time deposits	1,673,000	2,560,000
Net cash provided by financing activities	3,117,000	12,162,000

Net change in cash and cash equivalents	(5,301,000)	4,495,000

CASH AND CASH EQUIVALENTS,
beginning of period	37,766,000	20,418,000

CASH AND CASH EQUIVALENTS,
end of period	$32,465,000	$24,913,000

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$1,152,000	$260,000
Income taxes paid	$—	$—

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

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The accounting and reporting policies of the Company reflect banking industry practice and conform to generally accepted accounting principles in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. The allowance for loan loss is the primary estimate by management, which is established through a provision for loan loss charge to expense. It is reasonably possible actual results could differ significantly from those estimates.

The information included in this Quarterly Report on Form 10-QSB should be read in conjunction with the consolidated financial statements and accompanying notes included in First Metroplex Capital's Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, as supplemented by the interpretation provided by SEC Staff Accounting Bulletin (SAB) No. 107, issued in March 2005. (SFAS 123R replaced SFAS 123, Stock-Based Compensation, issued in 1995.) We elected the modified prospective application transition method of adoption and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the consolidated statement of income and total compensation cost related to nonvested awards not yet recognized, determined under the original provisions of SFAS 123, must also be recognized in the consolidated statement of income.

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

The adoption of SFAS 123R primarily impacted our accounting for stock options (See Note 9, Stock Options).

NOTE 3. LOANS

Loans held in portfolio consisted of the following:

	As of March 31, 2007	As of December 31, 2006
Commercial and industrial	$63,194,000	$54,835,000
Consumer installment	3,284,000	3,992,000
Real estate - mortgage	20,432,000	21,073,000
Real estate - construction	11,623,000	9,297,000
Other	55,000	126,000
	98,588,000	89,323,000

Less allowance for loan losses	1,150,000	1,000,000
Less deferred loan fees	279,000	240,000
	$97,159,000	$88,083,000

The change in the allowance for credit losses is as follows:

	As of March 31, 2007	As of December 31, 2006
Balance at beginning of period	$1,000,000	$400,000
Provision charged to operations	150,000	600,000
Loans charged off	—	—
Recoveries of loans previously charged off	—	—
Balance at end of period	$1,150,000	$1,000,000

At March 31, 2007, there were two loans totaling $189,000, which were contractually delinquent over ninety days that were continuing to accrue interest. In addition, there was one nonaccrual loan totaling $35,000. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal or interest of the loan is uncollectible in whole or in part.

NOTE 4. SECURITIES

At March 31, 2007 and December 31, 2006, securities to be held to maturity consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

U.S Treasury Notes	$988,000	$—	$—	$988,000

At March 31, 2007 and December 31, 2006, the Bank held Federal Reserve Bank stock and Federal Home Loan Bank stock of $420,000 and $48,000, respectively, at cost.

NOTE 5. RELATED PARTIES

Certain Directors and Officers of the Bank have depository accounts with the Bank. None of those deposit accounts has terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at March 31, 2007 and December 31, 2006 were as follows:

	As of March 31, 2007	As of December 31, 2006
Leasehold improvements	$918,000	$767,000
Furniture and equipment	1,724,000	1,537,000
	2,642,000	2,304,000

Less accumulated depreciation	674,000	550,000

	$1,968,000	$1,754,000

Note 7. DEPOSITS

Deposits are summarized as follows:

	As of March 31, 2007		As of December 31, 2006
	Amount	Percent	Amount	Percent
Noninterest bearing demand	$12,695,000	11%	$25,128,000	22%
Interest bearing demand (NOW)	1,601,000	1%	1,853,000	2%
Money market accounts	68,584,000	57%	54,520,000	46%
Savings accounts	369,000	>1%	304,000	>1%
Certificates of deposit, less than $100,000	14,568,000	12%	14,256,000	12%
Certificates of deposit, $100,000 or greater	22,434,000	19%	21,073,000	18%

	$120,251,000	100%	$117,134,000	100%

At March 31, 2007, the scheduled maturities of certificates of deposit were as follows:

2007	$19,998,000
2008	1,580,000
2009	1,007,000
2010	1,975,000
2011	11,157,000
2012	1,285,000

Total	$37,002,000

NOTE 8. INCOME TAXES

No federal tax expense has been recorded for quarter-ending March 31, 2007 based upon net operating losses. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved against. As of December 31, 2006, the Company had net tax operating loss carry forwards of approximately $1,800,000 that will ultimately expire in 2025 if not used. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes and the allowance for credit losses is not recognized for tax purposes.

NOTE 9. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The plan authorizes the granting of up to 260,000 shares to employees of the Company. The plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors. As of March 31, 2007 and December 31, 2006, a total of 176,000 options had been issued with an average exercise price of $10.05 per share. These options vest through March 2010.

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

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the three months ended March 31, 2007 is $16,000 lower than if we had continued to account for stock-based compensation under APB 25.

The following is a summary of activity in the Company’s stock option plan at March 31, 2007.

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the year	176,000	$10.05
Granted	—	—
Exercised	—	—
Expired forfeited	4,500	10.00

Outstanding at end of period	171,500	$10.06
Exercisable at end of period	66,900	$10.03
Available for grant at end of period	78,500

The weighted average remaining contractual life of options outstanding at March 31, 2007 was 8.6 years. Outstanding options were granted with an average exercise price of $10.05

The weighted average value per option granted during 2006 was $2.39. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions dividend yield of 0%, expected volatility of 10%, risk-free interest rate of 2% and an expected life of 10 years.

The following is a summary of the Company’s nonvested options at March 31, 2007:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2007	112,600	$2.14
Granted	—	—
Vested	3,500	2.39
Forfeited	4,500	2.11

Nonvested at March 31, 2006	104,600	$2.15

As of March 31, 2007, there was approximately $260,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements to be recognized over the vesting period.

NOTE 10. STOCK WARRANTS

The Company had two stock warrant plans at March 31, 2007 and December 31, 2006.

Initial shareholders in the Company received warrants to purchase one share of common stock for every five shares of common stock purchased in the offering. A total of 336,000 warrants were issued and 335,850 outstanding at March 31, 2007. These warrants are exercisable at a price of $12.50 per share at any time until November 2, 2007. During the three months ended March 31, 2007, no warrants were exercised.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and remain outstanding at March 31, 2007. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the three months ended March 31, 2007, no warrants were exercised.

There were no additional warrants issued during the three months ended March 31, 2007.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2007, the Company had commitments to extend credit and standby letters of credit of approximately $23,151,000 and $90,000, respectively. At December 31, 2006, the Company had commitments to extend credit and standby letters of credit of approximately $20,355,000 and $450,000, respectively.

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

Employment Agreements

The Company and the Bank have entered into employment agreements with the two officers of the Bank. The agreements are for an initial three-year term and are automatically renewable for an additional three years unless either party elects not to renew.

The agreements provide for compensation and benefits including the issuance of options to acquire up to 115,000 shares of the Company’s common stock at $10 per share, exercisable within ten years from the date of grant. At March 31, 2007, these options were issued and outstanding under the stock option plan disclosed in Note 9.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2007 and December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2007 and December 31, 2006, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of March 31, 2007
Total Capital (to Risk Weighted Assets)	$13,652	12.8%	$8,534	≥8.00%	$10,667	≥10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,502	11.7%	4,267	≥4.00%	6,400	≥6.00%

Tier 1 Capital (to Average Assets)	12,502	9.8%	5,128	≥4.00%	6,411	≥5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of December 21, 2006
Total Capital (to Risk Weighted Assets)	$13,351	13.6%	$7,885	≥8.00%	$9,856	≥10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,351	12.5%	3,943	≥4.00%	5,914	≥6.00%

Tier 1 Capital (to Average Assets)	12,351	10.8%	4,571	≥4.00%	5,714	≥5.00%

NOTE 13. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

FIRST METROPLEX CAPITAL, INC.
CONDENSED BALANCE SHEET

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$722,000	$727,000
Fixed assets	--	--
Investment in subsidiary	12,503,000	12,351,000
Total Assets	$13,225,000	$13,078,000

LIABILITIES AND CAPITAL
Capital	13,225,000	13,078,000
Total Liabilities and Capital	$13,225,000	$13,078,000

FIRST METROPLEX CAPITAL, INC.
CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31,

	2007	2006
Equity in income (loss) from Bank	$152,000	$(356,000)
Noninterest expense:
Professional and administrative expenses	21,000	6,000
Total	21,000	6,000
Net income (loss)	$131,000	$(362,000)

FIRST METROPLEX CAPITAL, INC.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2007	2006
Cash Flows from Operating Activities:
Net Loss	$131,000	$(362,000)
Adjustments to reconcile net income (loss)
To net cash provided by operating activities
Equity in (earnings) loss of Bank	(152,000)	356,000
Provision for stock-based compensation	16,000
Changes in operating assets and liabilities:
Other assets	0	0

Net cash used in operating activities	(5,000)	(6,000)

Cash Flows from Investing Activities
Sales of equipment	0	7,000
Net cash provided by investing activities	0	7,000

Cash Flows from Financing Activities	0	0

Net cash provided from financing activities	0	0

Net change in cash and cash equivalents	(5,000)	1,000

Cash and cash equivalents, beginning of year	727,000	674,000

Cash and cash equivalents, end of period	$722,000	$675,000

Supplemental Disclosure of Cash Flow Information
Interest paid	$—	$—
Income tax paid	$—	$—

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis presents our consolidated financial condition as of March 31, 2007 and December 31, 2006, and our consolidated results of operations for the three months ended March 31, 2007 and 2006. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2006, including the following:

•	we have limited operating history upon which to base an estimate of our future financial performance;

•
if we are unable to implement our business plan and strategies, we will be hampered in our ability to develop business and serve our customers, which, in turn, could have an adverse effect on our financial performance;

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;

•	we face substantial competition in our primary market area;

•	we compete in an industry that continually experiences technological change, and we may not be able to compete effectively with other banking institutions with greater resources;

•	the Bank’s current legally mandated lending limits are lower than those of our competitors, which may impair our ability to attract borrowers;

•	an economic downturn, especially one affecting our primary service area, may have an adverse effect on our financial performance;

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

These factors and the risk factors referred to in our Annual Report on Form 10-KSB for the year ended December 31, 2006 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

First Metroplex Capital, Inc. (the “Company”, “we”, “us”, or “our”, hereafter) is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through our wholly-owned banking subsidiary, T Bank, N.A., a national bank (the “Bank”). Our principal markets include North Dallas, Addison, Plano, Frisco and the neighboring Texas communities. As of March 31, 2007, the Bank had, on a consolidated basis, total assets of $133.9 million, net loans of $97.2 million, total deposits of $120.3 million, and shareholders’ equity of $13.2 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.  The Bank also has a loan production office located at 850 E State Highway 114, Suite 200, Southlake, Texas.

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

The following discussion focuses on our financial condition for the three months ended March 31, 2007 and year-ended December 31, 2006, and our results of operations as of March 31, 2007 and 2006.

Recent Developments

On April 12, 2007, the Bank entered into an informal administrative action with the Office of the Comptroller of the Currency (the “OCC”). Under this document, the Bank has agreed to revise and implement changes to its internal audit program and its Bank Secrecy Act controls. In addition, the document calls for increased management control and board level oversight of Bank and Trust Department operations, especially in the areas of risk identification and monitoring.

Because management intends to adequately address the issues raised by the OCC, management believes that the informal administrative action will have no material impact on the Company’s operating results or financial condition and it will not constrain the Company’s business. Management is committed to resolving these issues and has already initiated numerous corrective actions.

Key Performance Indicators at March 31, 2007

We believe the following were key indicators of our performance and results of operations through the first quarter of 2007:

•	our total assets grew to $133.9 million at the end of the first quarter of 2007, representing an increase of $3.5 million or 2.7%, from $130.4 million at the end of 2006;

•	our total loans grew to $97.2 million at the end of the first quarter of 2007, representing an increase of $9.1 million or 10.3%, from $88.1 million at the end of 2006;

•	our total deposits grew to $120.3 million at the end of the first quarter of 2007, representing an increase of $3.2 million or 2.7%, from $117.1 million at the end of 2006;

•	our total revenue grew to $5,003,000 in the first quarter of 2007 compared to $913,000 in the first quarter of 2006, representing an increase of 448%; and

•	our net income was $131,000 in the first quarter of 2007, from a net loss of $362,000 in the first quarter of 2006.

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

Net interest income increased 110%, or $656,000, to $1,250,000 in the first quarter of 2007 from $594,000 for the first quarter of 2006. Net interest margin was 4.1% and 4.8% for March 31, 2007 and 2006, respectively. The decrease in margin is primarily the result of an increase in the volume of money market and time deposits and rates paid on those time deposits.

Total interest income increased by 180% to $2,410,000 for the first quarter of 2007, as compared to $861,000 for the first quarter of 2006. This increase is attributable primarily to increased loan volumes resulting from our ongoing marketing efforts.

Total interest expense increased by 334% to $1,160,000 in the first quarter of 2007, compared to $267,000 in the first quarter of 2006. This increase resulted primarily from increased money market and time deposits of $48,048,000 and $23,304,000, respectively, resulting from our ongoing marketing efforts. The average interest rate we paid for interest-bearing deposits for the first quarter of 2007 was 4.7%, compared to 3.2% for the first quarter of 2006.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006.

QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in thousands except per share data)

	For the three months ended			For the three months ended			For the year ended
	March 31, 2007			March 31, 2006			December 31, 2006
	Average Balance	Revenue Expense	Yield Rate	Average Balance	Revenue Expense	Yield Rate	Average Balance	Revenue Expense	Yield Rate

Assets
Interest-earning assets:
Loans net of reserve	$91,220	2,010	8.8%	$28,382	629	8.9%	50,124	$1,380	8.9%
Federal funds sold	29,497	380	5.2%	20,739	226	4.4%	18,467	911	4.9%
Securities	1,449	20	5.5%	420	6	5.7%	580	32	5.5%
Total earning assets	122,166	2,410	7.9%	49,541	861	7.0%	69,171	5,444	7.9%
Cash and other assets	6,045			3,744			4,553
Total assets	$128,211			$53,285			$73,724

Liabilities and Stockholders' Equity
NOW accounts	$2,070	5	1.0%	$1,292	1	1.2%	$1,592	$19	1.2%
Money market accounts	60,461	677	4.5%	18,729	132	2.8%	27,847	1,075	3.7%
Savings accounts	362	1	1.5%	292	1	1.4%	348	5	1.4%
Certificates of deposit, less than $100,000	14,549	192	5.3%	3,477	36	4.1%	5,971	293	4.9%
Certificates of deposit $100,000 or more	21,468	285	5.3%	9,265	94	4.1%	13,004	604	4.6%
Total interest bearing deposits	98,910	1,160	4.7%	33,055	267	3.2%	48,762	1,996	4.1%
Noninterest bearing deposits	16,795			8,052			13,057
Other liabilities	155			107			148
Stockholders equity	12,351			12,071			11,757
Total liabilities and stockholders' equity	$128,211			$53,285			$73,724

Net interest income		1,250			594			3,448
Net interest spread			3.7%			3.7%			3.8%
Net interest margin			4.8%			4.8%			5.0%

Provision for loan loss		150			150			600
Non-interest income		2,593			52			2,664
Non-interest expense		3,562			858			5,500
Income (loss) before income taxes		131			(362)			12
Income taxes expense (benefit)		—			—			—

Net income (loss)		$131			$(362)			$12

Earnings (Loss) per share		0.08			(0.20)			0.01
Return on average equity		4.3%			-11.4%			0.1%

Changes in volume and changes in interest rates affect our interest income and interest expense. The effect of these changes is typically displayed in a volume, mix and rate analysis table which compares the changes in income and expense over periods. Since the Company has a limited operating history, data to analyze these changes is not currently available.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

In the first quarters of 2007 and 2006, our provision for loan losses was $150,000 and $150,000. The provision amounts are directly related to loan volumes. We did not have any charge-offs during the first quarter of 2007.

Non-interest Income

Non-interest income for the quarter ended March 31, 2007 amounted to $2,593,000 and was primarily attributable to fee income generated by the Bank for trust services, which the Bank began offering in the third quarter of 2006, and service charges on depository accounts. Fee income and services charges for the first quarter of 2007 totaled $2,078,000 and $515,000, respectively, compared to $52,000 in service charges for the first quarter of 2006.

Noninterest Expense

Our total noninterest expense was $3,562,000 in the first quarter of 2007, as compared to $858,000 for the first quarter of 2006.

Salaries and employee benefits totaled $647,000 for the first quarter of 2007, as compared to $556,000 for the first quarter of 2006. We had 25 full-time equivalent employees as of March 31, 2007 compared to 19 full-time equivalent employees as of March 31, 2006. Also included in the first quarter of 2007 is $16,000 of expense related to stock options.

Occupancy and equipment expenses totaled $307,000 for the first quarter of 2007, as compared to $131,000 for the first quarter of 2006, attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Data processing expenses were $185,000 for the first quarter of 2007, compared to $55,000 for the first quarter of 2006 as a result of increased volume and new services.

Professional fees were $2,258,000 for the first quarter of 2007, compared to $19,000 for the first quarter of 2006, primarily as a result of trust services.

Income Taxes

No federal tax expense was recorded for the quarter ended March 31, 2007, based upon net operating losses. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved. Cumulative net operating loss available to carry forward for tax purposes is approximately $1,800,000 as of December 31, 2006.

Financial Condition

Our total assets as of March 31, 2007 were $133.9 million, compared to $130.4 million as of December 31, 2006 and $59.8 million as of March 31, 2006. The increase in our total assets was primarily the result of increases in deposits.

Our total deposits increased to $120.3 million as of March 31, 2007, compared to $117.1 million as of December 31, 2006. Our deposit growth during the first quarter of 2007 was primarily the result of our continued marketing efforts to attract new clients.

As of March 31, 2007, our shareholders’ equity was $13.2 million, compared to $13.1 million as of December 31, 2006. The increase was the result of operating income in the first quarter of 2007.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At March 31, 2007, the Bank had $29.4 million in federal funds sold. At December 31, 2006 the Bank had $36.1 million federal funds sold. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-liability Committee.

At March 31, 2007 and December 31, 2006, the Bank’s securities consisted of Federal Reserve Bank stock and Federal Home Loan Bank stock at cost of $420,000 and $48,000, respectively, and U.S. Treasury Securities having an amortized cost and estimated fair value of $988,000. Weighted average yield of the securities portfolio at March 31, 2007 was 5.5%.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of March 31, 2007	As of December 31, 2006
Commercial and industrial	$63,194,000	$54,835,000
Consumer installment	3,284,000	3,992,000
Real estate - mortgage	20,432,000	21,073,000
Real estate - construction	11,623,000	9,297,000
Other	55,000	126,000
	98,588,000	89,323,000

Less allowance for loan losses	1,150,000	1,000,000
Less deferred loan fees	279,000	240,000
	$97,159,000	$88,083,000

As of March 31, 2007 and December 31, 2006, our total loans were $98.6 million and $89.3 million, respectively. The increase in our loan volume during the first quarter of 2007 resulted from continued strong demand for commercial and industrial loans. Total loans, net of reserves and deferred fees, as a percentage of total assets were 73% as of March 31, 2007.

Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients businesses. At March 31, 2007 and December 31, 2006, commercial loans totaled $63.2 million and $54.8 million, approximately 64% and 61% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At March 31, 2007 and December 31, 2006, consumer loans totaled $3.3 million and $4.0 million, approximately 3% and 4% of our total funded loans, respectively.

Our real estate loan portfolio is comprised of construction loans and short term mortgage loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. Construction loans to builders typically have an established record of successful project completion and loan repayment. Short term mortgage loans typically are secured by commercial properties occupied by the borrower, have terms of three to ten years with both fixed and floating rates. At March 31, 2007 and December 31, 2006, real estate loans totaled $32.1 million and $30.4 million, approximately 33% and 34% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2007, our commercial loan portfolio included $21.8 million of loans, approximately 22% of our total funded loans, to fund the purchase of dental practices. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated and the Bank continues to grow, the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Our loan terms vary according to loan type. The following table shows the maturity distribution of our loans as of March 31, 2007:

	As of March 31, 2007
	One Year or Less	Over 1 Year through 5 Years		Over 5 Years		Total
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate

Real estate — construction	$11,434,000	$189,000	$0	$0	$0	$11,623,000
Real estate — mortgage	12,424,000	6,481,000	192,000	912,000	423,000	20,432,000
Commercial and industrial	20,683,000	18,928,000	5,787,000	17,558,000	293,000	63,249,000
Consumer	984,000	1,123,000	0	1,177,000	0	3,284,000
Total	$45,525,000	$26,721,000	$5,979,000	$19,647,000	$716,000	$98,588,000

Nonperforming Loans and Assets

 Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of March 31, 2007, we had nonaccrual loans of $35,000 and accruing loans contractually past due ninety days of $189,000.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had no loans classified in these categories at March 31, 2007.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.2% of the outstanding principal will be used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Thus, our allowance was $1,150,000 and $1,000,000 as of March 31, 2007 and December 31, 2006, respectively.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the year ended December 31, 2006 and the first quarter of 2007, we did not incur any charge-offs.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.

	As of March 31, 2007		As of December 31, 2006
	Amt.	Loan Category to Gross Loans	Amt.	Loan Category to Gross Loans
Allocated:
Real estate — construction	$136,000	11.8%	$122,000	12.2%
Real estate — mortgage	238,000	20.7	270,000	27.0
Commercial and industrial	738,000	64.2	556,000	55.6
Consumers	38,000	3.3	52,000	5.2
Total allowance for loan and lease losses	$1,150,000	100%	$1,000,000	100%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $2.0 million at March 31, 2007 and $1.8 million at December 31, 2006. In June 2006, we leased an additional 3,493 square feet of space at the Dallas location for a term of 64 months to house our trust and operations areas.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	For the three months ended			For the three months ended			For the year ended
	March 31, 2007			March 31, 2006			December 31, 2006
(000's)	Average	Percent of		Average	Percent of		Average	Percent of
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
Noninterest bearing deposits	$16,795	14.5%	0.0%	$8,052	19.6%	0.0%	$13,057	21.1%	0.0%
NOW accounts	2,070	1.8%	1.0%	1,292	3.1%	1.2%	1,592	2.6%	1.2%
Money market accounts	60,461	52.2%	4.5%	18,729	45.6%	2.8%	27,847	45.0%	3.9%
Savings accounts	362.3%		1.5%	292	0.7%	1.4%	348.6%		1.4%
Certificates of deposit, less than $100,000	14,549	12.6%	5.3%	3,477	8.5%	4.1%	5,971	9.7%	4.9%
Certificates of deposit $100,000 or more	21,468	18.6%	5.3%	9,265	22.5%	4.1%	13,004	21.0%	4.6%
Total interest bearing deposits	$115,705	100.0%	4.7%	$41,107	100.0%	2.6%	$61,819	100.0%	4.1%

Total deposits at March 31, 2007 and December 31, 2006 were $120.3 million and $117.1 million respectively, representing an increase of $3.2 million, or 2.7%, during the first quarter of 2007. The Bank continues to seek ways to attract additional deposits.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the periods indicated:

	March 31, 2007	December 31, 2006

Three months or less	$1,279,000	$1,221,000
Over three months through 12 months	11,904,000	11,977,000
Over one year through three years	800,000	524,000
Over three years	8,451,000	7,351,000
Total	$22,434,000	$21,073,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	At March 31, 2007	At December 31, 2006

Return on assets	0.5%	0.0%
Return on equity	4.9%	0.1%
Dividend payout ratio	0.0%	0.0%
Equity to assets ratio	9.6%	15.9%

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at March 31, 2007.

Borrowings

The Company has access to a variety of borrowing sources including federal funds purchased and advances from Federal Home Loan Bank. At March 31, 2007 and December 31, 2006, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $23.2 million and $20.8 million, respectively, and no standby letters of credit. Management believes the Bank has sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $21.1 million and $21.8 million at March 31, 2007 and December 31, 2006, respectively.

The following table summarizes the Bank’s significant contractual obligations and other potential funding needs at March 31, 2007:

	As of March 31, 2007
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
Certificates of deposit	$21,133,000	$1,728,000	$14,145,000	$0
Operating leases	273,000	565,000	564,000	689,000
Total	$21,406,000	$2,293,000	$14,709,000	$689,000

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

As of March 31, 2007, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of March 31, 2007
Total Capital (to risk-weighted assets)	$13,652	12.8%	$8,534	≥8%	$10,667	≥10%
Tier 1 capital (to risk-weighted assets)	12,502	11.7%	4,267	≥4%	6,400	≥6%
Tier 1 capital (to average assets)	12,502	9.8%	5,128	≥4%	6,411	≥5%
As of December 31, 2006
Total Capital (to risk-weighted assets)	$13,351	13.6%	7,885	≥8%	9,856	≥10%
Tier 1 capital (to risk-weighted assets)	12,351	12.5%	3,943	≥4%	5,914	≥6%
Tier 1 capital (to average assets)	12,351	10.8%	4,571	>4%	5,714	>5%

Liquidity Management

At March 31, 2007 the Company (excluding the Bank) had approximately $675,000 in remaining cash proceeds of the initial public offering. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the accumulated deficit has been eliminated.

The Bank’s liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds will be retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program. We anticipate eliminating the need for borrowed funds upon infusion of additional cash and cash equivalents.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is our intention to maintain a conservative loan to deposit ratio in the range of 70-80% over time. Given this goal, we will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will we seek to attract transient, volatile, non-local deposits with above market interest rates. As of March 31, 2007, the loan to deposit ratio was 82%.

The Bank had cash and cash equivalents of $32.5 million, or 24% of total Bank assets, at March 31, 2007. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At March 31, 2006, the Bank was considered “well capitalized” by regulatory standards.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting the Bank. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the Company’s Board of Directors and carried out by the Bank’s Investment/Asset-liability Committee. The Investment/Asset-liability Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At March 31, 2007, we modeled rising ramp and declining interest rate simulations in 100 basis point increments over a 12-month period. The impact of imbedded options in bank products was considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. The Investment/Asset-liability Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the March 31, 2007 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider an up or down change of 50, 100, 150, and 200 basis points during a 12-month period. At March 31, 2007, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $276,000, or 5.46% lower than the net interest income in the rates unchanged scenario, and $567,000, or 11.22%, lower than the net interest income in the rates unchanged scenario at the March 31, 2007 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 20%. At March 31, 2007, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $32,000, or .63%, higher than the net interest income in the rates unchanged scenario, and $51,000, or 1.01%, higher than the net interest income in the rate unchanged scenario at the March 31, 2006 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of March 31, 2007:

	Change in Future Net Interest Income As of March 31, 2007
	Dollar Change	Percentage Change
+200 basis points over one year	51,000	1.01%
+100 basis points over one year	32,000	0.63%
—100 basis points over one year	(276,000)	(5.46)%
—200 basis points over one year	(567,000)	(11.22)%

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2007, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of March 31, 2007 Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-364 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets: (000’s)

Short-term investments and federal funds sold	$29,375	$0	$54	$0	$0	$3,036	$32,519
Investment securities	0	988	0	0	468	0	1,456
Loans	36,175	9,647	19,083	11,648	21,992	(1,386)	97,159
Fixed and other assets	0	0	0	0	0	2,833	2,833
Total Earning Assets	$65,550	$10,635	$19,137	$11,648	$22,460	$4,483	$133,913

Liabilities and Shareholders’ Equity:
Non-interest-bearing, interest-bearing checking, savings and money market accounts	41,050	0	0	29,504	0	12,695	83,249
Certificates of deposit	0	1,775	19,358	1,728	14,141	0	37,002
Borrowed funds	0	0	0	0	0	0	0
Other liabilities	0	0	0	0	0	437	437
Shareholders’ equity	0	0	0	0	0	13,225	13,225
Total liabilities and shareholders’ equity	41,050	1,775	19,358	31,232	14,141	26,357	133,913
Period gap	24,500	8,860	(221)	(19,584)	8,319
Cumulative gap	24,500	33,360	33,139	13,555	21,874
Period gap to total assets	18%	7%	.1%	(15)%	6%
Cumulative gap to total assets	18%	25%	25%	10%	16%

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

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of March 31, 2007
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years

Operating Leases	$273,000	$565,000	$564,000	$689,000

Total	$273,000	$565,000	$564,000	$689,000

ITEM 3. Controls and Procedures

 As of the end of the period covered by this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

FIRST METROPLEX CAPITAL, INC.

Date: May 15, 2007	By:	/s/ Patrick G. Adams
Patrick G. Adams President and Chief Executive Officer