Form 10QSB
period 2007-06-30
FIRST METROPLEX CAPITAL INC
filed 2007-08-14
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission File Number 000-51297

T BANCSHARES , INC.
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

The number of shares outstanding of the issuer’s Common Stock as of August 14, 2007, was 1,693,381 shares.

T BANCSHARES , INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2007	2006
(000's)	(unadited)
ASSETS

Cash and due from banks	$3,822	$1,716
Federal funds sold	23,575	36,050
Total cash and cash equivalents	27,397	37,766
Investments restricted, at cost	498	468
Held to maturity, restricted	1,000	988
Loans, net of allowance for loan losses
of $1,300 and $1,000, respectively	109,047	88,083
Bank premises and equipment, net	1,901	1,754
Other Assets	740	1,332
Total Assets	$140,583	$130,391

LIABILITIES
Demand Deposits:
Noninterest-bearing	$12,470	$25,127
Interest-bearing	73,837	56,373
Time deposits $100,000 and over	25,482	21,073
Other time deposits	14,566	14,561
Total Deposits	126,355	117,134
Other liabilities	503	179
Total liabilities	126,858	117,313

Shareholders' Equity
Common Stock, $ .01 par value; 10,000,000
shares authorized; 1,693,381 and 1,690,150
shares issued and outstanding, respectively	17	17
Additional paid-in capital	16,644	16,572
Retained deficit	(2,936)	(3,511)
Total shareholders' equity	13,725	13,078
Total Liabilities and Shareholders' Equity	$140,583	$130,391

See accompanying notes to financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(000's)
Interest Income

Loan, including fees	$2,258	$840	$4,269	$1,468
Securities, restricted	20	6	39	13
Federal funds sold	340	219	720	445
Total interest income	2,618	1,065	5,028	1,926
Interest Expense

Deposits	1,286	299	2,447	566

Net interest income	1,332	766	2,581	1,360
Provision for loan losses	150	175	300	325

Net interest income after provision
for loan losses	1,182	591	2,281	1,035

Noninterest Income

Trust income	2,337	-	4,415	-
Service fees	660	135	1,173	187
Total noninterest income	2,997	135	5,589	187

Noninterest Expense

Salaries and employee benefits	697	542	1,344	1,098
Occupancy and equipment	248	145	504	276
Professional fees	2,308	61	4,566	79
Other	483	240	881	394
Total noninterest expense	3,735	988	7,295	1,847

Net Income (Loss)	$444	$(262)	$575	$(625)

Earning (loss) per common share:

Basic	0.26	(0.16)	0.34	(0.37)
Diluted	0.25		0.33

Weighted average common shares outstanding	1,691,470	1,680,150	1,690,813	1,680,150
Weighted average diluted shares outstanding	1,764,197	-	1,726,385	-

See accompanying notes to financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unadited)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
(000's)
BALANCE, December 31, 2005	$17	$16,382	$(3,523)	$-	$12,876

Comprehensive income:
Net income — YTD			(625)		(625)
Total comprehensive income (loss)					(625)

Stock based compensation		38			38

BALANCE, June 30, 2006	$17	$16,420	$(4,148)	$-	$12,289

BALANCE, December 31, 2006	$17	$16,572	$(3,511)	$-	$13,078

Comprehensive income:
Net income — YTD			575		575
Total comprehensive income					575

Exercise of warrants		28			28
Exercise of stock options		10			10
Stock based compensation		34			34

BALANCE, June 30, 2007	$17	$16,644	$(2,936)	$-	$13,725

See accompanying notes to financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
(000's)
Cash Flows from Operating Activities
Net Income	$575	$(625)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Provision for loan losses	300	325
Depreciation and amortization	260	120
Accretion of discount	(12)	-
Stock based compensation	34	38
Net change in other assets	592	(365)
Net change in other liabilities	324	18

Net cash provided (used) by operating activities	2,073	(489)

Cash Flows from Investing Activities
Purchase of securities held to maturity	(1,000)	-
Proceeds from maturity of securities	1,000	-
Purchase of Federal Home Loan Bank stock	(30)	-
Net change in loans	(21,264)	(20,911)
Purchases of premises and equipment	(407)	(358)

Net cash used in investing activities	(21,701)	(21,269)

Cash Flows from Financing Activities
Net change in demand deposits	(12,657)	9,723
Net change in time deposits	21,878	2,907
Exercise of stock options	10	-
Exercise of warrants	28	-

Net cash provided by financing activities	9,259	12,630

Net change in cash and cash equivalents	(10,369)	(9,128)
Cash and cash equivalents at beginning of period	37,766	20,418

Cash and cash equivalents at end of period	$27,397	$11,290

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,423	$557
Income taxes	$-	$-

See accompanying notes to financial statements

T BANCSHARES , INC.
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

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The accounting and reporting policies of the Company reflect banking industry practice and conform to generally accepted accounting principles in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. The allowance for loan loss is the primary estimate by management, which is established through a provision for loan loss charge to expense. It is reasonably possible that actual results could differ significantly from those estimates.

The information included in this Quarterly Report on Form 10-QSB should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

The adoption of SFAS 123R primarily impacted our accounting for stock options (See Note 9, Stock Options).

NOTE 3. LOANS

Loans held in portfolio consisted of the following:

	June 30, 2007	December 31, 2006
(000's)
Commercial and industrial	$73,587	$54,835
Consumer installment	3,189	3,992
Real estate — mortgage	21,119	21,073
Real estate — construction	12,619	9,297
Other	88	126

	110,602	89,323

Less allowance for loan losses	1,300	1,000
Less deferred loan fees	255	240

Net loans	$109,047	$88,083

The change in the allowance for loan losses is as follows:

	June 30, 2007	December 31, 2006
(000's)
Balance at beginning of period	$1,000	$400
Provision charged to operations	300	600
Loans charged off	-	-
Recoveries of loans previously charged off	-	-

Balance at end of period	$1,300	$1,000

At June 30, 2007, there were no nonaccrual loans and $50,000 in loans contractually delinquent over ninety days.

Note 4. SECURITIES

At June 30, 2007 and December 31, 2006, securities to be held to maturity consisted of the following:

	June 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
(000's)
U.S. Treasury Notes	$1,000	$-	$-	$1,000

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
(000's)
U.S. Treasury Notes	$988	$-	$-	$988

The Bank held Federal Reserve Bank stock of $420,000, at June 30, 2007 and December 31, 2006, and Federal Home Loan Bank stock of $78,000 and $48,000, respectively, at cost.

NOTE 5. RELATED PARTIES

Certain Directors and Officers of the Bank have depository accounts with the Bank. None of those deposit accounts has terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
(000's)
Leasehold improvements	$929	$767
Furniture and equipment	1,782	1,537
	2,711	2,304
Less: accumulated depreciation	810	550
Balance at end of period	$1,901	$1,754

Note 7. DEPOSITS

Deposits are summarized as follows:

Deposits are summarized as follows:

	As of June 30, 2007		As of December 31, 2006
(000's)
Noninterest bearing demand	$12,470	9.9%	$25,127	21.5%
Interest bearing demand (NOW)	1,652	1.3%	1,853	1.6%
Money market accounts	71,864	56.9%	54,520	46.5%
Savings accounts	321	0.2%	305	0.2%
Certificates of deposit, less than $100,000	14,566	11.5%	14,256	12.2%
Certificates of deposit, greater than $100,000	25,482	20.2%	21,073	18.0%
	$126,355	100.0%	$117,134	100.0%

At June 30, 2007, the scheduled maturities of certificates of deposit were as follows:

2007	$18,418
2008	3,833
2009	1,305
2010	2,030
2011	11,776
2012	2,686

Total	$40,048

NOTE 8. INCOME TAXES

No federal tax expense has been recorded for quarter-ending June 30, 2007 because we are using net operating losses to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved against. As of December 31, 2006, the Company had net tax operating loss carry forwards of approximately $1.8 million that will ultimately expire in 2025 if not used. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 9. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The plan authorizes the granting of up to 260,000 shares to employees of the Company. The plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors. As of June 30, 2007 and December 31, 2006, a total of 176,000 options had been issued with an average exercise price of $10.05 per share. These options vest through March 2011.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, prior periods are not restated. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to the effective date of SFAS 123R, the Company applied APB 25, and related interpretations for our stock option grants. APB 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the six months ended June 30, 2007 is $34,000 lower than if we had continued to account for stock-based compensation under APB 25.

The following is a summary of activity in the Company’s stock option plan at June 30, 2007:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the year	176,000	$10.05
Granted	-	-
Exercised	1,000	10.00
Expired forfeited	6,500	10.00

Outstanding at end of period	168,500	$10.06
Exercisable at end of period	63,900	$10.03
Available for grant at end of period	80,500

The weighted average remaining contractual life of options outstanding at June 30, 2007 was 8.4 years. Outstanding options were granted with an average exercise price of $10.05.

The weighted average value per option granted during 2006 at June 30, 2007 is $2.19. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions dividend yield of 0%, expected volatility of 10%, risk-free interest rate of 2% and an expected life of 10 years.

The following is a summary of the Company’s nonvested options at June 30, 2007:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	112,600	$2.15
Granted	-	-
Vested	3,500	2.39
Forfeited	4,500	2.11

Nonvested at June 30, 2007	104,600	$2.15

As of June 30, 2007, there was approximately $242,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements to be recognized over the vesting period.

NOTE 10. STOCK WARRANTS

The Company had two stock warrant plans at June 30, 2007 and December 31, 2006.

Initial shareholders in the Company received warrants to purchase one share of common stock for every five shares of common stock purchased in the offering. A total of 336,000 warrants were issued and 333,619 and 335,850 were outstanding at June 30, 2007 and December 31, 2006, respectively. These warrants are exercisable at a price of $12.50 per share at any time until November 2, 2007. During the six months ended June 30, 2007, the Company had 2,231 warrants exercised.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and remain outstanding at June 30, 2007. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the six months ended June 30, 2007, no warrants were exercised.

There were no additional warrants issued during the six months ended June 30, 2007.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2007, the Company had commitments to extend credit and standby letters of credit of approximately $18.0 million and $90,000, respectively. At December 31, 2006, the Company had commitments to extend credit and standby letters of credit of approximately $20.4 million and $450,000, respectively.

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

The agreements provide for compensation and benefits including the issuance of options to acquire up to 115,000 shares of the Company’s common stock at $10 per share, exercisable within ten years from the date of grant. At June 30, 2007, these options were issued and outstanding under the stock option plan disclosed in Note 9.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2007 and December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2007 and December 31, 2006, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2007	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to Risk Weighted Assets)	$14,326	12.11%	$9,461	≥	8.00%	$11,827	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,026	11.01%	4,731	≥	4.00%	7,096	≥	6.00%

Tier 1 Capital (to Average Assets)	13,026	9.53%	5,467	≥	4.00%	6,834	≥	5.00%

As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$13,351	13.55%	$7,885	≥	8.00%	$9,856	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,351	12.53%	3,943	≥	4.00%	5,914	≥	6.00%

Tier 1 Capital (to Average Assets)	12,351	10.81%	4,571	≥	4.00%	5,714	≥	5.00%

Note 13. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2007	2006
(000's)
ASSETS

Cash and due from banks	$699	$727
Investment in subsidiary	13,026	12,351

Total Assets	$13,725	$13,078

LIABILITIES AND CAPITAL

Capital	13,725	13,078

Total Liabilities and Capital	$13,725	$13,078

T BANCSHARES, INC.
CONDENSED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(000's)
Equity in income (loss) from subsidiary	$523	$(206)	$675	$(544)

Noninterest expense:
Professional and administrative	61	37	66	43
Stock options	18	19	34	38
Total noninterest expenses	79	56	100	81

Net income (loss)	$444	$(262)	$575	$(625)

T BANCSHARES, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
(000's)
Cash Flows from Operating Activities
Net Income	$575	$(625)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Equity in (earnings) loss of Bank	(675)	544
Stock based compensation	34	38
Net change in other assets	-	8
Net change in other liabilities	-	-
Net cash provided (used) by operating activities	(66)	(35)

Cash Flows from Investing Activities
Proceeds from sale of premises and equipment	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Exercise of warrants	38	-
Net cash provided by financing activities	38	-
Net change in cash and cash equivalents	(28)	(35)
Cash and cash equivalents at beginning of period	727	674

Cash and cash equivalents at end of period	$699	$639

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis represents our consolidated financial condition as of June 30, 2007 and December 31, 2006, and our consolidated results of operations for the three and six months ended June 30, 2007 and 2006. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2006, including the following:

•	we have limited operating history upon which to base an estimate of our future financial performance;

•	we have incurred substantial start-up expenses associated with our organization and our public offering and thus, have only recently returned a profit;

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

These factors and the risk factors referred to in our Annual Report on Form 10-KSB for the year ended December 31, 2006 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement reflects only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

T Bancshares , Inc. (the “Company”, “we”, “us”, or “our”, hereafter) is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through our wholly-owned banking subsidiary, T Bank, N.A., a national bank (the “Bank”). Our principal markets include North Dallas, Addison, Plano, Frisco and the neighboring Texas communities. As of June 30, 2007, we had, on a consolidated basis, total assets of $140.6 million, net loans of $109.0 million, total deposits of $126.4 million, and shareholders’ equity of $13.7 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.  We also have a loan production office located at 850 E State Highway 114, Suite 200, Southlake, Texas.

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

The following discussion focuses on our financial condition at June 30, 2007 and December 31, 2006, and our results of operations for the three and six months ended June 30, 2007 and 2006.

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

On June 13, 2007, our shareholders approved an amendment to our articles of incorporation to change our name from “First Metroplex Capital, Inc.” to “T Bancshares, Inc.” The amendment was affected on June 25, 2007.

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from loan, lease and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Net interest income is our principal source of earnings. Changes in net interest income result from changes in volume and spread and are reflected in the net interest margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income increased 89.8%, or $1.2 million to $2.6 million for the six months ended June 30, 2007 from $1.4 million for the six months ended June 30, 2006. Net interest margin was 4.1% and 5.1% for the six months ended June 30, 2007 and 2006, respectively. The decrease in margin is primarily the result of an increase in the volume of money market and time deposits and rates paid on those time deposits.

Total interest income increased by 161.1% to $5.0 million for the six months ended June 30, 2007, as compared to $1.9 million for the six months ended June 30, 2006. This increase is attributable primarily to increased loan volumes resulting from our ongoing marketing efforts.

Total interest expense increased by 332.3% to $2.4 million for the six months ended June 30, 2007, compared to $556,000 for the six months ended June 30, 2006. This increase resulted primarily from growth in our money market and time deposits of $44.7 and $24.1 million, respectively from our ongoing marketing efforts. The average interest rate paid for interest-bearing deposits for the six months ended June 30, 2007, was 4.7%, compared to 3.3% for the same period in 2006.

Key Performance Indicators at June 30, 2007

The following were key indicators of our performance and results of operations through the second quarter of 2007:

•	total assets grew to $140.6 million at the end of the second quarter of 2007, representing an increase of $10.2 million or 7.8%, from $130.4 million at the end of 2006;

•	total loans grew to $109.0 million at the end of the second quarter of 2007, representing an increase of $20.9 million or 23.8%, from $88.1 million at the end of 2006;

•	total deposits grew to $126.4 million at the end of the second quarter of 2007, representing an increase of $9.3 million or 7.9%, from $117.1 million at the end of 2006;

•	total revenue grew to $10.6 million for the six months ended June 30, 2007 compared to $2.1 million for the six months ended June 30, 2006, representing an increase of 404.7%; and

•	net income was $575,000 for the six months ended June 30, 2007, compared to a net loss of $625,000 for the six months ended June 30, 2006.

 These items, as well as other factors, are discussed in further detail throughout this “Management’s Discussion and Analysis or Plan of Operation” section of this Quarterly Report on Form 10-QSB.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three and six months ended June 30, 2007 and 2006.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Six Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yied	Balance	Interest	Yied
(000'S)
Interest-earning assets
Loans, net of reserve	$97,007	$4,269	8.8%	$33,329	$1,468	8.8%
Federal funds sold	27,814	720	5.2%	19,343	445	4.6%
Securities	1,467	39	5.3%	420	13	6.2%
Total earning assets	126,289	5,028	8.0%	53,092	1,926	7.3%
Cash and other assets	6,196			3,729
Total assets	$132,485			$56,821

Interest-bearing liabilities
NOW accounts	$1,692	$10	1.2%	$1,468	$9	1.2%
Money market accounts	63,934	1,441	4.5%	19,202	276	2.9%
Savings accounts	349	2	1.4%	389	3	1.5%
Certificates of deposit $100,000 or less	14,360	380	5.3%	3,612	75	4.2%
Certificates of deposit $100,000 or more	23,036	614	5.3%	9,677	203	4.2%
Total interest bearing deposits	103,371	2,447	4.7%	34,348	566	3.3%
Noninterest bearing deposits	16,049			10,546
Other liabilities	587			84
Stockholders equity	12,478			11,844
Total liabilities and stockholders' equity	$132,485			$56,822

Net interest income		2,581			1,360
Net interest spread			3.2%			4.0%
Net interest margin			4.1%			5.1%
Provision for loan loss		300			325
Non-interest income		5,590			187
Non-interest expense		7,296			1,847
Income (loss) before income taxes		575			(625)
Income taxes expense (benefit)		-			-
Net loss		$575			$(625)

Earnings (loss) per share		0.34			(0.37)
Return on average equity		9.2%			-10.5%
Return on average assets		0.9%			-2.2%
Equity to assets ratio		9.4%			20.8%

Changes in volume and changes in interest rates affect our interest income and interest expense. The effect of these changes is typically displayed in a volume, mix and rate analysis table which compares the changes in income and expense over periods. Since the Company has a limited operating history, data to meaningfully analyze these changes is not currently available.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

For the three and six months ended June 30, 2007, our provision for loan losses was $150,000 and $300,000, respectively. The provision amounts are directly related to loan volumes. For the three and six months ended June 30, 2006, our provision for loan losses was $175,000 and $325,000, respectively. We did not have any charge-offs during the six months ended June 30, 2007.

Non-interest Income

Non-interest income for the three and six months ended June 30, 2007 amounted to approximately $3.0 million and $5.6 million, respectively, and was primarily attributable to fee income generated by the Bank for trust services, which the Bank began offering in the third quarter of 2006, and service charges on depository accounts. Fee income and services charges for the second quarter of 2007 totaled $2.3 million and $660,000, respectively, and $4.4 million and $1.2 million, respectively, for the six months ended June 30, 2007, compared to $135,000 in service charges for the second quarter of 2006 and $187,000 for the six months ended June 30, 2006.

Noninterest Expense

Total noninterest expense was $3.7 million and $7.3 million for the three and six months ended June 30, 2007, compared to $988,000 and $1.8 million during the same periods of 2006.

Salaries and employee benefits totaled $697,000 and $1.3 million for the three and six months ended June 30, 2007, as compared to $542,000 and $1.1 million for the same periods of 2006. We had 28 full-time equivalent employees as of June 30, 2007 compared to 20 full-time equivalent employees as of June 30, 2006. Included in the first and second quarters of 2007 is $16,000 and $18,000, respectively, of expense related to stock options. For the first and second quarters of 2006, expense related to stock options was $19,000 and $38,000, respectively.

Occupancy and equipment expenses totaled $248,000 and $504,000 for the three and six months ended June 30, 2007, as compared to $145,000 and $276,000 for the same periods of 2006, respectively, attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Data processing expenses were $238,000 and $423,000 for the three and six months ended June 30, 2007, compared to $85,000 and $140,000 for the same periods of 2006, respectively, as a result of increased volume and new services.

Professional fees were $2.2 million and $4.5 million for the three and six months ended June 30, 2007, compared to $61,000 and $79,000 for the same periods of 2006, respectively, primarily as a result of trust services.

Income Taxes

No federal tax expense was recorded for the quarter ended June 30, 2007, because we are using net operating losses to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved. Cumulative net operating loss available to carry forward for tax purposes is approximately $1,800,000 as of December 31, 2006.

Financial Condition

Our total assets as of June 30, 2007 were $140.6 million, compared to $130.4 million as of December 31, 2006. The increase in our total assets was primarily the result of increases in deposits.

Our total deposits increased to $126.4 million as of June 30, 2007, compared to $117.1 million as of December 31, 2006. Our deposit growth is primarily the result of our continued marketing efforts to attract new clients and growth from trust services.

As of June 30, 2007, our shareholders’ equity was $13.7 million, compared to $13.1 million as of December 31, 2006. The increase was primarily the result of operating income for the six months ended June 30, 2007.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At June 30, 2007, the Bank had $23.6 million in federal funds sold. At December 31, 2006 the Bank had $36.1 million federal funds sold. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

At June 30, 2007 and December 31, 2006, the Bank’s securities consisted of Federal Reserve Bank stock at cost of $420,000, and Federal Home Loan Bank stock at cost of $78,000 and $48,000, respectively. The Bank had 90-maturing U.S. Treasury Securities at June 30, 2007 and December 31, 2006, having an amortized cost and estimated fair value of $1.0 million and $988,000, respectively. Weighted average yield of the securities portfolio at June 30, 2007 was 5.3%.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of	As of
	June 30, 2007	December 31, 2006
(000's)
Commercial and industrial	$73,587	$54,835
Consumer installment	3,189	3,992
Real estate — mortgage	21,119	21,073
Real estate — construction	12,619	9,297
Other	88	126
	110,602	89,323
Less allowance for loan losses	1,300	1,000
Less deferred loan fees	255	240
	$109,047	$88,083

As of June 30, 2007 and December 31, 2006, our total loans were $110.6 million and $89.3 million, respectively. The increase in our loan volume is a result of continued strong demand for commercial and industrial loans. Total loans, net of reserves and deferred fees, as a percentage of total assets were 77.6% as of June 30, 2007.

Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients businesses. At June 30, 2007 and December 31, 2006, commercial loans totaled $73.6 million and $54.8 million, approximately 66.5% and 61.4% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At June 30, 2007 and December 31, 2006, consumer loans totaled $3.2 million and $4.0 million, approximately 2.9% and 4.5% of our total funded loans, respectively.

Our real estate loan portfolio is comprised of construction loans and short term mortgage loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Short-term mortgage loans typically are secured by commercial properties occupied by the borrower, have terms of three to ten years with both fixed and floating rates. At June 30, 2007 and December 31, 2006, real estate loans totaled $33.7 million and $30.4 million, approximately 30.5% and 34.0% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2007, our commercial loan portfolio included $51.0 million of loans, approximately 46% of our total funded loans, to fund the purchase of dental practices. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated and the Bank continues to grow, the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity distribution and type of loan within our loan portfolio as of June 30, 2007:

	As of June 30, 2007
		Over 1 Year through 5
		Years		Over 5 Years
	One Year		Floating or		Floating or
	or		Adjustable		Adjustable
	Less	Fixed Rate	Rate	Fixed Rate	Rate	Total
(000's)
Commercial and industrial	$20,976	$9,170	$1,666	$31,531	$10,244	$73,587
Consumer installment	498	1,215	529	947	-	3,189
Real estate — mortgage	8,369	6,579	3,087	1,499	1,586	21,120
Real estate — construction	6,831	-	3,804	-	1,983	12,618
Other	88	-	-	-	-	88
Total	$36,762	$16,964	$9,086	$33,977	$13,813	$110,602

Nonperforming Loans and Assets

 Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of June 30, 2007, we had $50,000 in loans 90 days or more past due and still accruing interest.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At June 30, 2007 the Bank had $2.0 million in special mention loans, $544,000 in substandard loans, and no loans classified as doubtful or loss.

Allowance for Loan Losses

Implicit in our lending activities is the fact that we will experience loan losses and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with our loan portfolio, additions are made to our allowance for loan losses in the form of direct charges against income and our allowance is available to absorb possible loan losses. The factors that influence the allowance amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss, changes in the size and composition of the loan portfolio, and general economic conditions.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.2% of the outstanding principal will be used unless additional information regarding the ability of the identified borrowers to repay certain loans, current economic conditions or other pertinent factors that indicate a different allowance is needed. Our allowance was $1.3 million and $1.0 million as of June 30, 2007 and December 31, 2006, respectively.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the year ended December 31, 2006 and the first six months of 2007, we did not incur any charge-offs.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.

	As of June 30, 2007		As of December 31, 2006
(000's)	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Allocated:
Commercial and industrial	$866	66.61%	$556	55.60%
Consumer installment	37	2.89%	52	5.20%
Real estate — mortgage	249	19.09%	270	27.00%
Real estate — construction	148	11.41%	122	12.20%
Total allowance for loan losses	$1,300	100.00%	$1,000	100.00%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $1.9 million at June 30, 2007 and $1.8 million at December 31, 2006. In June 2006, we leased an additional 3,493 square feet of space at the Dallas location for a term of 64 months to house our trust and operations areas.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	For the six months ended			For the six months ended
	June 30, 2007			June 30, 2006
	Average	Percent of	Average	Average	Percent of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate
(000's)
Noninterest bearing deposits	$16,049	13.44%	0.00%	$10,546	23.49%	0.00%
NOW accounts	1,692	1.42%	1.19%	1,468	3.27%	1.23%
Money market accounts	63,934	53.54%	4.51%	19,202	42.77%	2.87%
Savings accounts	349	0.29%	1.41%	389	0.87%	1.54%
Certificates of deposit, less than $100,000	14,360	12.02%	5.29%	3,612	8.05%	4.15%
Certificates of deposit, more than $100,000	23,036	19.29%	5.33%	9,677	21.56%	4.20%
Total deposits	$119,420	100.00%	4.73%	$44,894	100.00%	3.30%

Total deposits at June 30, 2007 and December 31, 2006 were $126.4 million and $117.1 million respectively, representing an increase of $9.3 million, or 7.9%, during the six month period ending June 30, 2007. The Bank continues to seek ways to attract additional deposits.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

	June 30,	December 31,
	2007	2006
(000's)
Three months or less	$6,575	$1,221
Over three months through 12 months	8,443	11,977
Over one year through three years	1,026	524
Over three years	9,438	7,351
Total	$25,482	$21,073

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at June 30, 2007.

Borrowings

At June 30, 2007, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $18.0 million and $90,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $22.0 million at June 30, 2007. The Bank has access to a variety of borrowing sources including federal funds purchased and advances from Federal Home Loan Bank. However, management believes the Bank has sufficient funds available to meet current originations and other commitments.

The Bank’s significant contractual obligations and other potential funding needs at June 30, 2007 consist of:

	As of June 30, 2007
	Less than	One to Three	Over Three to	Over Five
	One Year	Years	Five Years	Years
(000's)
Operating leases	$278	$571	$588	$623
Certificates of deposit	$21,975	$2,405	$12,982	$2,686

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

As of June 30, 2007, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2007	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to Risk Weighted Assets)	$14,326	12.11%	$9,461	≥	8.00%	$11,827	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,026	11.01%	4,731	≥	4.00%	7,096	≥	6.00%

Tier 1 Capital (to Average Assets)	13,026	9.53%	5,467	≥	4.00%	6,834	≥	5.00%

As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$13,351	13.55%	$7,885	≥	8.00%	$9,856	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,351	12.53%	3,943	≥	4.00%	5,914	≥	6.00%

Tier 1 Capital (to Average Assets)	12,351	10.81%	4,571	≥	4.00%	5,714	≥	5.00%

Liquidity Management

At June 30, 2007 the Company (excluding the Bank) had approximately $656,000 in remaining cash proceeds of the initial public offering. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the accumulated deficit has been eliminated.

The Bank’s liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds will be retail and commercial deposits, loan repayments, maturity of investment securities, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is our intention to maintain a conservative loan to deposit ratio in the range of 70-80% over time. Given this goal, we will not aggressively pursue lending opportunities if sufficient funding sources are not available, nor will we seek to attract transient, volatile, non-local deposits with above market interest rates. As of June 30, 2007, the loan to deposit ratio was 82%.

The Bank had cash and cash equivalents of $27.4 million, or 19.5% of total Bank assets, at June 30, 2007. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At June 30, 2007, the Bank was considered “well capitalized” by regulatory standards; however, the bank is precluded from paying dividends due to its accumulated deficit.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting the Bank. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the Company’s Board of Directors and carried out by the Bank’s Investment/Asset-Liability Committee. The Investment/Asset-Liability Committee’s objectives are to manage our exposure to interest rate risk over both the one-year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship among various interest rates. At June 30, 2007, we modeled rising ramp and declining interest rate simulations in 100 basis point increments spread ratably over four quarters. The impact of imbedded options in bank products was considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income assuming the rates remain unchanged. The Investment/Asset-Liability Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the June 30, 2007 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider an up or down change of 50, 100, 150, and 200 basis points during a 12-month period. At June 30, 2007, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $36,000, or .71% lower than the net interest income in the rates unchanged scenario, and $89,000, or 1.62%, lower than the net interest income in the rates unchanged scenario at the June 30, 2007 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 20%. At June 30, 2007, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be $38,000, or .69%, higher than the net interest income in the rates unchanged scenario, and $66,000, or 1.20%, higher than the net interest income in the rate unchanged scenario at the June 30, 2006 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of June 30, 2007:

	Change in Future Net Interest Income
	as of June 30, 2007
	Dollar	Percentage
	Change	Change
+200 basis points over one year	$66,000	1.20%
+100 basis points over one year	38,000	0.69%
-100 basis points over one year	(39,000)	-0.71%
-200 basis points over one year	(89,000)	-1.62%

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of June 30, 2007
	Volumes Subject to Repricing Within
	0 - 1	2 - 90	91 - 364	1 - 3	Over 3	Non-interest
	Days	Days	Days	Years	Years	Sensitive	Total
Assets
Short-term investments and federal funds
sold	$23,575	$-	$55	$-	$-	$3,767	$27,397
Investment securities	-	1,000	-	-	498	-	1,498
Loans	46,272	8,057	20,385	12,846	22,795	(1,308)	109,047
Fixed and other assets	-	-	-	-	-	2,641	2,641
Total earning assets	$69,847	$9,057	$20,440	$12,846	$23,293	$5,100	$140,583

Liabilities and Shareholders' Equity
Noninterest-bearing, interest-bearing
checking, savings and money market
accounts	$66,371	$-	$-	$7,466	$-	$12,470	$86,307
Certificates of deposit	-	7,495	14,480	2,405	15,668	-	40,048
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	503	503
Shareholders' equity	-	-	-	-	-	13,725	13,725
Total liabilities and shareholders' equity	$66,371	$7,495	$14,480	$9,871	$15,668	$26,698	$140,583

Period gap	3,476	1,562	5,960	2,975	7,625
Cumulative gap	3,476	5,038	10,998	13,973	21,598
Period gap to total assets	2%	1%	4%	2%	5%

Cumulative gap to total assets	2%	4%	8%	10%	15%

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

ITEM 3. Controls and Procedures

 As of the end of the period covered by this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were two matters submitted to a vote of security holders during the three months ended June 30, 2007 at our annual meeting of shareholders held on June 13, 2007.

Proposal #1— Election of Board of Directors

The shareholders approved the election of our board of directors comprised of the following individuals: Patrick G. Adams, Stanley Allred, Dan Basso, Frankie Basso, David Carstens, Ron Denheyer, Mark Foglietta, Hunter Hunt, Steven Jones, Eric Langford, Steven Lugar, Charles Mapes, Thomas McDougal, Daniel Meyer, Cyvia Noble, Anthony Pusateri, James Rose, and Gordon Youngblood with 1,073,329 votes cast in favor of the election of all eighteen board of directors. There were no votes against.

Proposal #2— Amendment to the Articles of Incorporation for Name Change

The shareholders approved the Amendment to the Articles of Incorporation for First Metroplex Capital, Inc. to change its name to T Bancshares, Inc. with 1,073,329 votes cast in favor of the proposal, 250 against, and 500 abstained.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amendment to Articles of Incorporation

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES , INC.

Date: August 14, 2007	By:	/s/ Patrick G. Adams
Patrick G. Adams President and Chief Executive Officer