Form 10QSB
period 2007-09-30
T Bancshares, Inc.
filed 2007-11-14
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File Number 000-51297

T BANCSHARES, INC.
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

The number of shares outstanding of the issuer’s Common Stock as of November 14, 2007, was 1,699,001 shares.

T BANCSHARES , INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FIRST METROPLEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000's)	September 30, 2007	December 31, 2006
	(unaudited)

ASSETS

Cash and due from banks	$1,801	$1,716
Federal funds sold	14,170	36,050

Total cash and cash equivalents	15,971	37,766

Investments restricted, at cost	499	468
Held to maturity, restricted	991	988
Loans, net of allowance for loan losses of $1,450 and $1,000, respectively	111,920	88,083
Bank premises and equipment, net	1,763	1,754
Other Assets	950	1,332

Total Assets	$132,094	$130,391

LIABILITIES

Demand Deposits:
Noninterest-bearing	$11,940	$25,127
Interest-bearing	63,814	56,373
Time deposits $100,000 and over	27,043	21,073
Other time deposits	14,822	14,561

Total Deposits	117,619	117,134

Other liabilities	680	179

Total liabilities	118,299	117,313

Shareholders' Equity

Common Stock, $ .01 par value; 10,000,000 shares authorized; 1,699,001 and 1,690,150 shares issued and outstanding, respectively	17	17
Additional paid-in capital	16,735	16,572
Retained deficit	(2,957)	(3,511)

Total shareholders' equity	13,795	13,078

Total Liabilities and Shareholders' Equity	$132,094	$130,391

See accompanying notes to financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2007	2006	2007	2006

Interest Income

Loan, including fees	$2,402	$1,342	$6,671	$2,810
Securities, restricted	19	6	59	19
Federal funds sold	174	108	894	553

Total interest income	2,595	1,456	7,624	3,382

Interest Expense

Deposits	1,207	489	3,654	1,055

Net interest income	1,388	967	3,970	2,327

Provision for loan losses	150	150	450	475

Net interest income after provision for loan losses	1,238	817	3,520	1,852

Noninterest Income

Trust income	2,475	-	6,890	-
Service fees	155	307	1,330	493

Total noninterest income	2,630	307	8,220	493

Noninterest Expense

Salaries and employee benefits	733	574	2,077	1,672
Occupancy and equipment	287	185	791	461
Trust expenses	2,203		6,469
Professional fees	192	45	492	125
Other	475	237	1,357	629

Total noninterest expense	3,890	1,041	11,186	2,887

Net Income (Loss)	$(22)	$83	$554	$(542)

Earning (loss) per common share:

Basic	(0.01)	0.05	0.33	(0.32)
Diluted		0.05	0.32

Weighted average common shares outstanding	1,695,848	1,680,150	1,695,750	1,680,150
Weighted average diluted shares outstanding		1,713,974	1,738,980	-

See accompanying notes to financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total

BALANCE, December 31, 2005	$17	$16,382	$(3,523)	$-	$12,876

Comprehensive income:
Net income (loss) — YTD			(542)		(542)
Total comprehensive income (loss)					(542)

Stock based compensation		57			57

BALANCE, September 30, 2006	$17	$16,439	$(4,065)	$-	$12,391

BALANCE, December 31, 2006	$17	$16,572	$(3,511)	$-	$13,078

Comprehensive income:
Net income — YTD			554		554
Total comprehensive income					554

Exercise of warrants		98			98
Exercise of stock options		10			10
Stock based compensation		55			55

BALANCE, September 30, 2007	$17	$16,735	$(2,957)	$-	$13,795

See accompanying notes to financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(000's)	2007	2006

Cash Flows from Operating Activities

Net Income	$554	$(542)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Provision for loan losses	450	475
Depreciation and amortization	399	214
Accretion of discount	(12)	-
Stock based compensation	55	57
Net change in other assets	381	(622)
Net change in other liabilities	501	67

Net cash provided (used) by operating activities	2,328	(351)

Cash Flows from Investing Activities

Purchase of securities held to maturity	(991)
Proceeds from maturity of securities	1,000	-
Purchase of Federal Home Loan Bank stock	(31)	(48)
Net change in loans	(24,287)	(40,288)
Purchases of premises and equipment	(408)	(901)

Net cash used in investing activities	(24,717)	(41,237)

Cash Flows from Financing Activities

Net change in demand deposits	(13,187)	7,997
Net change in time deposits	13,673	27,978
Exercise of stock options	10	-
Exercise of warrants	98	-

Net cash provided by financing activities	594	35,975

Net change in cash and cash equivalents	(21,795)	(5,613)
Cash and cash equivalents at beginning of period	37,766	20,418

Cash and cash equivalents at end of period	$15,971	$14,805

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$3,615	$1,022
Income taxes	$-	$-

See accompanying notes to financial statements

T BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Organization and Nature of Operations

We prepared the consolidated financial statements of T Bancshares, Inc. and its subsidiaries (the “Company”,”we”, “us”, or “our”, hereafter) following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement 109” (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation on April 1, 2007, did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows due to the significant net operating loss carryforwards of the Company.

Note 3.  LOANS

Loans held in portfolio consisted of the following:

(000's)	September 30, 2007	December 31, 2006

Commercial and industrial	$78,437	$54,835
Consumer installment	3,447	3,992
Real estate — mortgage	19,733	21,073
Real estate — construction	11,494	9,297
Other	476	126

	113,587	89,323

Less allowance for loan losses	1,450	1,000
Less deferred loan fees	217	240

Net loans	$111,920	$88,083

The change in the allowance for loan losses is as follows:

(000's)	September 30, 2007	December 31, 2006

Balance at beginning of period	$1,000	$400
Provision charged to operations	450	600
Loans charged off	-	-
Recoveries of loans previously charged off	-	-

Balance at end of period	$1,450	$1,000

At September 30, 2007, there were $455,000 nonaccrual loans and $150,000 in loans contractually delinquent over ninety days.

Note 4. SECURITIES

At September 30, 2007 and December 31, 2006, securities to be held to maturity consisted of the following:

	September 30, 2007
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Treasury Notes	$991	$-	$-	$991

	December 31, 2006
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Treasury Notes	$988	$-	$-	$988

The Bank held Federal Reserve Bank stock of $420,000, at September 30, 2007 and December 31, 2006, and Federal Home Loan Bank stock of $79,000 and $48,000, respectively, at cost.

NOTE 5. RELATED PARTIES

Certain Directors and Officers of the Company have depository accounts with our subsidiary T Bank, N.A. (the “Bank”). None of those deposit accounts has terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at September 30, 2007 and December 31, 2006 were as follows:

(000's)	September 30, 2007	December 31, 2006
Leasehold improvements	$929	$767
Furniture and equipment	1,783	1,537
	2,712	2,304
Less: accumulated depreciation	949	550
Balance at end of period	$1,763	$1,754

NOTE 7. OTHER ASSETS

Other assets consisted of the following at September 30, 2007 and December 31, 2006:

(000's)	September 30, 2007	December 31, 2006

Accrued interest receivable	$532	$421
Indentifiable intangible assets	305	133
Accounts receivable	95	778
Other	18	-

	$950	$1,332

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of September 30, 2007		As of December 31, 2006

Noninterest bearing demand	$11,940	10%	$25,127	21.5%
Interest bearing demand (NOW)	1,530	1%	1,853	1.6%
Money market accounts	62,019	53%	54,520	46.5%
Savings accounts	265	0%	305	0.2%
Certificates of deposit, less than $100,000	14,822	13%	14,256	12.2%
Certificates of deposit, greater than $100,000	27,043	23%	21,073	18.0%
	$117,619	100%	$117,134	100.0%

At June 30, 2007, the scheduled maturities of certificates of deposit were as follows:

2007	$11,078
2008	10,892
2009	2,310
2010	2,121
2011	11,986
2012	3,478

Total	$41,865

Note 9.  Other liabilities

Other liabilities are comprised of the following at September 30, 2007 and December 31, 2007:

(000's)	September 30, 2007	December 31, 2006

Interest Payable	$115	$76
Audit Fees	131	94
Incentive Compensation	159	-
Legal	222	-
Franchise & Property Taxes	15	7
Other Accruals	38	2
	$680	$179

NOTE 10. INCOME TAXES

No federal tax expense has been recorded for quarter-ending September 30, 2007 as net operating losses are being used to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved against. As of December 31, 2006, the Company had net tax operating loss carry forwards of approximately $1.8 million that will ultimately expire in 2025 if not used. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 11. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The plan authorizes the granting of up to 260,000 shares to employees of the Company. The plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors. As of September 30, 2007 and December 31, 2006, a total of 193,500 and 176,000 options, respectively, had been issued with an average exercise price of $10.44 and $10.05 per share, respectively. These options vest through September 2012.

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

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the nine months ended September 30, 2007 is $55,000 lower than if we had continued to account for stock-based compensation under APB 25.

The following is a summary of activity in the Company’s stock option plan at September 30, 2007:

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the year	176,000	$10.05
Granted	25,000	13.00
Exercised	1,000	10.00
Expired / forfeited	6,500	10.00

Outstanding at end of period	193,500	$10.44
Exercisable at end of period	63,900	$10.03
Available for grant at end of period	55,500

The weighted average remaining contractual life of options outstanding at September 30, 2007 was 8.34 years. Outstanding options were granted with an average exercise price of $10.44.

The weighted average fair value per option granted at September 30, 2007 is $2.53. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions dividend yield of 0%, expected volatility between 10% and 24%, risk-free interest rate of 2% to 4% and an expected life of 8 to 10 years.

The following is a summary of the Company’s nonvested options at September 30, 2007:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2007	112,600	$2.15
Granted	25,000	5.16
Vested	3,500	2.39
Forfeited	4,500	2.11

Nonvested at September 30, 2007	129,600	$2.73

As of September 30, 2007, there was approximately $289,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements to be recognized over the vesting period.

NOTE 12. STOCK WARRANTS

The Company had two stock warrant plans at September 30, 2007 and December 31, 2006. As previously disclosed, the Board of Directors of the Company amended the shareholder warrants to extend the expiration date of its initial shareholder warrants to 2:00 pm, Dallas, Texas time on the earlier of May 2, 2009, or the occurrence of certain regulatory action.

Initial shareholders in the Company received warrants to purchase one share of common stock for every five shares of common stock purchased in the offering. A total of 336,000 warrants were issued and 329,199 and 335,850 were outstanding at September 30, 2007 and December 31, 2006, respectively. These warrants are exercisable at a price of $12.50 per share at any time until May 2, 2009. During the nine months ended September 30, 2007, the Company had 7,851 warrants exercised.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and remain outstanding at September 30, 2007. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the nine months ended September 30, 2007, no warrants were exercised.

There were no additional warrants issued during the nine months ended September 30, 2007.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2007, the Company had commitments to extend credit and standby letters of credit of approximately $16.2 million and $20,000, respectively. At December 31, 2006, the Company had commitments to extend credit and standby letters of credit of approximately $20.4 million and $450,000, respectively.

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

Employment Agreements

The Company has entered into employment agreements with two officers, Steve Jones and Patrick Howard, of the Bank. The agreements are for an initial one-year term and are automatically renewable for an additional one-year term unless either party elects not to renew.

The agreement for Mr. Howard provides for compensation and benefits including the issuance of options to acquire up to 25,000 shares of the Company’s common stock at $13 per share, exercisable within ten years from the date of grant. At September 30, 2007, these options were issued and outstanding under the stock option plan disclosed in Note 11.

NOTE 14. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken could have a direct material effect on the Bank's and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2007 and December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2007 and December 31, 2006, the most recent notification from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of September 30, 2007
Total Capital (to Risk Weighted Assets)	$14,510	12.18%	$9,533	≥	8.00%	$11,916	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,060	10.96%	4,767	≥	4.00%	7,150	≥	6.00%

Tier 1 Capital (to Average Assets)	13,060	9.99%	5,227	≥	4.00%	6,534	≥	5.00%

As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$13,351	13.55%	$7,885	≥	8.00%	$9,856	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,351	12.53%	3,943	≥	4.00%	5,914	≥	6.00%

Tier 1 Capital (to Average Assets)	12,351	10.81%	4,571	≥	4.00%	5,714	≥	5.00%

NOTE 15. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEET
(Unaudited)

(000's)	September 30, 2007	December 31, 2006

ASSETS

Cash and due from banks	$735	$727
Investment in subsidiary	13,060	12,351

Total Assets	$13,795	$13,078

LIABILITIES AND CAPITAL

Capital	13,795	13,078

Total Liabilities and Capital	$13,795	$13,078

T BANCSHARES, INC.
CONDENSED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2007	2006	2007	2006

Equity in income (loss) from subsidiary	$33	$109	$709	$(435)

Noninterest expense:
Professional and administrative	34	7	100	50
Stock options	20	19	55	57
Total noninterest expenses	54	26	155	107

Net income (loss)	$(21)	$83	$554	$(542)

T BANCSHARES, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(000's)	2007	2006

Cash Flows from Operating Activities

Net Income	$554	$(542)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Equity in (earnings) loss of Bank	(709)	435
Stock based compensation	55	57
Net change in other assets	-	8
Net change in other liabilities	-	-

Net cash provided (used) by operating activities	(100)	(42)

Cash Flows from Investing Activities

Proceeds from sale of premises and equipment	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities

Exercise of warrants	108	-

Net cash provided by financing activities	108	-

Net change in cash and cash equivalents	8	(42)
Cash and cash equivalents at beginning of period	727	674

Cash and cash equivalents at end of period	$735	$632

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis represents our consolidated financial condition as of September 30, 2007 and December 31, 2006, and our consolidated results of operations for the three and nine months ended September 30, 2007 and 2006. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-QSB.

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

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	we face substantial competition in our primary market area;

•	if we fail to sustain attractive investment returns to our Trust customers, our growth and profitability in our Trust services could be adversely affected;

•	we have a significant dental loan concentration in which economic or regulatory changes could adversely affect the ability of those customers to fulfill their loan obligations;

•
if we fail to adequately address informal administrative actions with the Office of the Comptroller of the Currency, this may have an adverse impact on the Company’s operating results or financial condition;

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

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through our wholly-owned banking subsidiary, T Bank, N.A., a national bank (the “Bank”). Our principal markets include North Dallas, Addison, Plano, Frisco and the neighboring Texas communities. As of September 30, 2007, we had, on a consolidated basis, total assets of $132.1 million, net loans of $111.9 million, total deposits of $117.6 million, and shareholders’ equity of $13.8 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.  We also have a loan production office located at 850 E State Highway 114, Suite 200, Southlake, Texas.

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

The following discussion focuses on our financial condition at September 30, 2007 and December 31, 2006, and our results of operations for the three and nine months ended September 30, 2007 and 2006.

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

Net interest income increased 70.6%, or $1.7 million to $4.0 million for the nine months ended September 30, 2007 from $2.3 million for the nine months ended September 30, 2006. Net interest margin was 4.2% and 5.4% for the nine months ended September 30, 2007 and 2006, respectively. The decrease in margin is primarily the result of an increase in the volume of money market and time deposits and rates paid on those time deposits.

Total interest income increased by 125.4% to $7.6 million for the nine months ended September 30, 2007, as compared to $3.4 million for the nine months ended September 30, 2006. This increase is attributable primarily to increased loan volumes.

Total interest expense increased by 246.3% to $3.7 million for the nine months ended September 30, 2007, compared to $1.1 million for the nine months ended September 30, 2006. This increase resulted primarily from growth in our money market and time deposits to $62.0 and $41.9 million, respectively, at September 30, 2007, from $54.5 and $35.3 million, respectively at December 31, 2006. The average interest rate paid for interest-bearing deposits for the nine months ended September 30, 2007, was 4.7%, compared to 3.7% for the same period in 2006.

Key Performance Indicators at September 30, 2007

The following were key indicators of our performance and results of operations through the third quarter of 2007:

•	total assets grew to $132.1 million at the end of the third quarter of 2007, representing an increase of $1.7 million or 1.3%, from $130.4 million at the end of 2006;

•
total loans, net of allowance for loan losses, grew to $111.9 million at the end of the third quarter of 2007, representing an increase of $23.8 million or 27.1%, from $88.1 million at the end of 2006;

•	total deposits remained stable at $117.6 million at the end of the third quarter of 2007, increasing marginally from $117.1 million at the end of 2006;

•	total revenue was $15.8 million for the nine months ended September 30, 2007 compared to $3.9 million for the nine months ended September 30, 2006, representing an increase of 308.9%; and

•	net income was $554,000 for the nine months ended September 30, 2007, compared to a net loss of $542,000 for the nine months ended September 30, 2006.

 These items, as well as other factors, are discussed in further detail throughout this “Management’s Discussion and Analysis or Plan of Operation” section of this Quarterly Report on Form 10-QSB.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the nine months ended September 30, 2007 and 2006.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Nine Months Ended September 30,
	2007			2006
(000'S)	Average Balance	Interest	Average Yied	Average Balance	Interest	Average Yied

Interest-earning assets

Loans, net of reserve	$101,306	$6,671	8.8%	$41,522	$2,810	9.0%
Federal funds sold	23,102	894	5.2%	15,620	553	4.7%
Securities	1,478	59	5.3%	420	19	6.0%
Total earning assets	125,886	7,624	8.1%	57,562	3,382	7.8%
Cash and other assets	5,273			4,100
Total assets	$131,159			$61,662

Interest-bearing liabilities
NOW accounts	$1,698	$16	1.2%	$1,536	$13	1.1%
Money market accounts	62,300	2,095	4.5%	20,853	525	3.4%
Savings accounts	338	3	1.3%	363	4	1.5%
Certificates of deposit $100,000 or less	14,437	572	5.3%	4,309	145	4.5%
Certificates of deposit $100,000 or more	24,116	968	5.4%	11,043	368	4.4%
Total interest bearing deposits	102,889	3,654	4.7%	38,104	1,055	3.7%
Noninterest bearing deposits	14,889			11,661
Other liabilities	624			111
Stockholders equity	12,757			11,790
Total liabilities and stockholders' equity	$131,159			$61,666

Net interest income		3,970			2,327
Net interest spread			3.3%			4.1%
Net interest margin			4.2%			5.4%

Provision for loan loss		450			475
Non-interest income		8,220			493
Non-interest expense		11,186			2,887
Income (loss) before income taxes		554			(542)
Income taxes expense (benefit)		-			-
Net income (loss)		$554			$(542)

Earnings (loss) per share		0.33			(0.32)
Return on average equity		5.8%			-6.13%
Return on average assets		1.69%			-3.52%
Equity to assets ratio		9.73%			19.12%

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

For the three and nine months ended September 30, 2007, our provision for loan losses was $150,000 and $450,000, respectively. The provision amounts are directly related to loan volumes. For the three and nine months ended September 30, 2006, our provision for loan losses was $150,000 and $475,000, respectively. We did not have any charge-offs during the nine months ended September 30, 2007.

Non-interest Income

Non-interest income for the three and nine months ended September 30, 2007 amounted to approximately $2.6 million and $8.2 million, respectively, and was primarily attributable to fee income generated by the Company for trust services, which the Company began offering in the third quarter of 2006, and service charges on depository accounts. Fee income and services charges for the third quarter of 2007 totaled $2.5 million and $155,000, respectively, and $6.9 million and $1.3 million, respectively, for the nine months ended September 30, 2007, compared to $307,000 in service charges for the third quarter of 2006 and $493,000 for the nine months ended September 30, 2006. The Company’s service charge income is expected to decline due to a recently severed client relationship.

Noninterest Expense

Total noninterest expense was $3.9 million and $11.2 million for the three and nine months ended September 30, 2007, compared to $1.0 and $2.9 million during the same periods of 2006.

Salaries and employee benefits totaled $733,000 and $2.1 million for the three and nine months ended September 30, 2007, as compared to $574,000 and $1.7 million for the same periods of 2006. We had 29 full-time equivalent employees as of September 30, 2007 compared to 23 full-time equivalent employees as of September 30, 2006. Included in the three and nine months ending September 30, 2007, is $20,000 and $55,000, respectively, of expense related to stock options. For the three and nine month ended September 30, 2006, expense related to stock options was $19,000 and $57,000, respectively.

Occupancy and equipment expenses totaled $287,000 and $791,000 for the three and nine months ended September 30, 2007, as compared to $185,000 and $461,000 for the same periods of 2006, respectively, attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Data processing expenses were $227,000 and $656,000 for the three and nine months ended September 30, 2007, compared to $75,000 and $214,000 for the same periods of 2006, respectively, as a result of increased volume and new services.

Trust expenses were $2.2 million and $6.5 million for the three and nine months ended September 30, 2007.

Professional fees were $192,000 and $492,000 for the three and nine months ended September 30, 2007, compared to $45,000 and $125,000 for the same periods of 2006, respectively.

Income Taxes

No federal income tax expense was recorded for the quarter ended September 30, 2007, because we are using net operating losses to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved. Cumulative net operating loss available to carry forward for tax purposes is approximately $1.8 million as of December 31, 2006.

Financial Condition

Our total assets as of September 30, 2007 were $132.1 million, compared to $130.4 million as of December 31, 2006. The increase in our total assets was primarily the result of deployment of federal funds sold for loan growth and the resulting increase in operating income accompanied by a slight increase in deposits.

Our total deposits remained stable at $117.6 million as of September 30, 2007, compared to $117.1 million as of December 31, 2006. Our slight deposit growth is primarily the result of our continued marketing efforts to attract new clients and growth from trust services.

As of September 30, 2007, our shareholders’ equity was $13.8 million, compared to $13.1 million as of December 31, 2006. The increase was primarily the result of operating income for the nine months ended September 30, 2007.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At September 30, 2007, we had $14.2 million in federal funds sold. At December 31, 2006, we had $36.1 million federal funds sold. Federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

At September 30, 2007 and December 31, 2006, our securities consisted of Federal Reserve Bank stock at cost of $420,000, and Federal Home Loan Bank stock at cost of $79,000 and $48,000, respectively. We had 90-day maturing U.S. Treasury Securities at September 30, 2007 and December 31, 2006, having an amortized cost and estimated fair value of $991,000 and $988,000, respectively. Weighted average yield of the securities portfolio at September 30, 2007 was 5.3%.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of	As of
(000's)	September 30, 2007	December 31, 2006

Commercial and industrial	$78,437	$54,835
Consumer installment	3,447	3,992
Real estate — mortgage	19,733	21,073
Real estate — construction	11,494	9,297
Other	476	126
	113,587	89,323

Less allowance for loan losses	1,450	1,000
Less deferred loan fees	217	240
	$111,920	$88,083

As of September 30, 2007 and December 31, 2006, our total loans were $113.6 million and $89.3 million, respectively. The increase in our loan volume is a result of continued strong demand for commercial and industrial loans. Total loans, net of reserves and deferred fees, as a percentage of total assets were 85.0% as of September 30, 2007.

Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients businesses. At September 30, 2007 and December 31, 2006, commercial loans totaled $78.4 million and $54.8 million, approximately 69.1% and 61.4% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At September 30, 2007 and December 31, 2006, consumer loans totaled $3.4 million and $4.0 million, approximately 3.0% and 4.5% of our total funded loans, respectively.

Our real estate loan portfolio is comprised of construction loans and short-term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Short-term mortgage loans are typically secured by commercial properties occupied by the borrower; typically have terms of three to ten years with both fixed and floating rates. At September 30, 2007 and December 31, 2006, real estate loans totaled $31.2 million and $30.4 million, approximately 27.5% and 34.0% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2007, our commercial loan portfolio included $56.0 million of loans, approximately 49.3% of our total funded loans, to fund the purchase of dental practices. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity distribution and type of loan within our loan portfolio as of September 30, 2007:

	As of September 30, 2007
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$21,641	$10,235	$1,666	$32,667	$12,228	$78,437
Consumer installment	1,316	1,021	10	944	156	3,447
Real estate — mortgage*	6,679	6,482	3,075	1,493	1,578	19,307
Real estate — construction*	8,116	2,022	209	-	2,030	12,377
Other	19	-	-	-	-	19
Total	$37,771	$19,760	$4,960	$35,104	$15,992	$113,587

*Includes nonaccrual and other loans at September 30, 2007

Nonperforming Loans and Assets

 Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of September 30, 2007, we had $150,000 in loans 90 days or more past due and still accruing interest and $455,000 in loans on nonaccrual status.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At September 30, 2007 the Company had $1.5 million in special mention loans, $2.4 million in substandard loans, and $25,000 classified as doubtful, which were fully reserved for at September 30, 2007.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.2% of the outstanding principal will be used unless additional information regarding the ability of the identified borrowers to repay certain loans, current economic conditions or other pertinent factors that indicate a different allowance is needed. Our allowance was $1.5 million and $1.0 million as of September 30, 2007 and December 31, 2006, respectively.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the year ended December 31, 2006 and the first nine months of 2007, we did not incur any charge-offs.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.

(000's)	As of September 30, 2007		As of December 31, 2006
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans

Commercial and industrial	$1,002	69.07%	$556	55.60%
Consumer installment	44	3.03%	52	5.20%
Real estate — mortgage	246	17.00%	270	27.00%
Real estate — construction	158	10.90%	122	12.20%
Total allowance for loan losses	$1,450	100.00%	$1,000	100.00%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $1.8 million at September 30, 2007 and $1.8 million at December 31, 2006. In June 2006, we leased an additional 3,493 square feet of space at the Dallas location for a term of 64 months to house our trust and operations areas.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	For the nine months ended
(000's)	September 30, 2007			September 30, 2006
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate

Noninterest bearing deposits	$14,889	12.63%	0.00%	$11,661	23.43%	0.00%
NOW accounts	1,698	1.44%	1.22%	1,536	3.09%	1.13%
Money market accounts	62,300	52.90%	4.48%	20,853	41.90%	3.36%
Savings accounts	338	0.29%	1.33%	363	0.73%	1.47%
Certificates of deposit, less than $100,000	14,437	12.26%	5.29%	4,309	8.66%	4.49%
Certificates of deposit, more than $100,000	24,116	20.48%	5.35%	11,043	22.19%	4.44%

Total deposits	$117,778	100.00%	4.73%	$49,765	100.00%	3.69%

Total deposits at September 30, 2007 and December 31, 2006 were $117.6 million and $117.1 million respectively, representing an increase of $485,000 or .4%, during the nine-month period ending September 30, 2007. The Bank continues to seek ways to attract additional deposits.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	September 30, 2007	December 31, 2006

Three months or less	$6,474	$1,221
Over three months through 12 months	8,525	11,977
Over one year through three years	2,493	524
Over three years	9,551	7,351

Total	$27,043	$21,073

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at September 30, 2007.

Borrowings

At September 30, 2007, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $16.2 million and $20,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $21.9 million at September 30, 2007. We have access to a variety of borrowing sources including federal funds purchased and advances from Federal Home Loan Bank. However, management believes we have has sufficient funds available to meet current originations and other commitments.

The Bank’s significant contractual obligations and other potential funding needs at September 30, 2007 consist of:

	As of September 30, 2007
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years

Operating Leases	$278	$574	$589	$548

Certificates of deposit	$21,907	$4,231	$15,727	$-

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

As of September 30, 2007, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of September 30, 2007
Total Capital (to Risk Weighted Assets)	$14,510	12.18%	$9,533	≥	8.00%	$11,916	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,060	10.96%	4,767	≥	4.00%	7,150	≥	6.00%

Tier 1 Capital (to Average Assets)	13,060	9.99%	5,227	≥	4.00%	6,534	≥	5.00%

As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$13,351	13.55%	$7,885	≥	8.00%	$9,856	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,351	12.53%	3,943	≥	4.00%	5,914	≥	6.00%

Tier 1 Capital (to Average Assets)	12,351	10.81%	4,571	≥	4.00%	5,714	≥	5.00%

Liquidity Management

At September 30, 2007 the Company (excluding the Bank) had approximately $731,000 in remaining cash proceeds of the initial public offering, which includes $108,000 of initial shareholder warrant and option exercises. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the accumulated deficit has been eliminated.

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

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of September 30, 2007, the loan to deposit ratio was 87%.

The Bank had cash and cash equivalents of $16.0 million, or 12.1% of total Bank assets, at September 30, 2007. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well-capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At September 30, 2007, the Bank was considered “well-capitalized” by regulatory standards; however, the bank is precluded from paying dividends due to its accumulated deficit.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is our most significant market risk affecting. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies, established by our Board of Directors and carried out by our Investment/Asset-Liability Committee. The Investment/Asset-Liability Committee’s objectives are to manage our exposure to interest rate risk over both the one-year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship among various interest rates. At September 30, 2007, we modeled rising ramp and declining interest rate simulations in 100 basis point increments spread ratably over four quarters. The impact of imbedded options in bank products was considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income assuming the rates remain unchanged. The Investment/Asset-Liability Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the September 30, 2007 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider an up or down change of 50, 100, 150, and 200 basis points during a 12-month period. At September 30, 2007, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $20,000, or .36% higher than the net interest income in the rates unchanged scenario, and $25,000, or .45%, higher than the net interest income in the rates unchanged scenario at the September 30, 2007 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 10%. At September 30, 2007, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be ($1,000), or (.02%), lower than the net interest income in the rates unchanged scenario, and ($7,000), or (.13%), lower than the net interest income in the rate unchanged scenario at the September 30, 2006 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of September 30, 2007:

	Change in Future Net Interest Income as of September 30, 2007
	Dollar Change	Percentage Change

+200 basis points over one year	$(7,000)	-0.13%
+100 basis points over one year	(1,000)	-0.02%
-100 basis points over one year	20,000	0.36%
-200 basis points over one year	25,000	0.45%

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2007, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of June 30, 2007
	Volumes Subject to Repricing Within

	0 - 1 Days	2 - 90 Days	91 - 364 Days	1 - 3 Years	Over 3 Years	Non-interest Sensitive	Total
Assets

Short-term investments and federal funds sold	$14,170	$-	$56	$-	$-	$1,745	$15,971
Investment securities	-	991	-	-	499	-	1,490
Loans	41,921	7,394	17,927	17,353	28,775	(1,450)	111,920
Fixed and other assets	-	-	-	-	-	2,713	2,713

Total assets	$56,091	$8,385	$17,983	$17,353	$29,274	$3,008	$132,094

Liabilities and Shareholders' Equity

Noninterest-bearing, interest-bearing checking, savings and money market accounts	$60,470	$-	$-	$3,344	$-	$11,940	$75,754
Certificates of deposit	-	10,575	11,377	4,347	15,566	-	41,865
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	680	680
Shareholders' equity	-	-	-	-	-	13,795	13,795

Total liabilities and shareholders' equity	$60,470	$10,575	$11,377	$7,691	$15,566	$26,415	$132,094

Period gap	(4,379)	(2,190)	6,606	9,662	13,708
Cumulative gap	(4,379)	(6,569)	37	9,699	23,407

Period gap to total assets	-3%	-2%	5%	7%	10%

Cumulative gap to total assets	-3%	-5%	0%	7%	18%

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

Finally, we also monitor core-funding utilization in each interest rate scenario as well as market value of equity. These measures are used to evaluate long-term interest rate risk beyond the two-year planning horizon.

ITEM 3. Controls and Procedures

 As of the end of the period covered by this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based on the information presently available, management believes that the ultimate outcome in such proceedings, the in the aggregate, will not have a material adverse effect on the business’s financial condition or results of operations of the Company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*	Form of Executive Employment Agreement with Patrick Howard.
10.2**	Form of Executive Employment Agreement with Steve Jones.
17.1*	Resignation letter of James D. Rose
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibits from the Company’s Form 8-K filed on September 5, 2007.
**	Incorporated by reference to Exhibits from the Company’s Form 8-K filed on October 5, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Date: November 14, 2007	By:	/s/ Patrick G. Adams

Patrick G. Adams
President and Chief Executive Officer