Form 10KSB
period 2007-12-31
T Bancshares, Inc.
filed 2008-03-31
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10−KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number: 000-51297

T Bancshares, Inc.
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
Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were approximately $21,228,000.

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 28, 2008 was $16,186,110.

There were 1,703,801 shares outstanding of common stock outstanding as of the close of business of March 28, 2008.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2008 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of T Bancshares, Inc. to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

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

General

T Bancshares, Inc. (the “Company,” “we,” “us,” or “our,” hereafter) was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A., a national bank (the “Bank”), which opened on November 2, 2004. The Bank operates through a main office located at 16000 Dallas Parkway, Dallas, Texas, and another full-service banking office at 8100 North Dallas Parkway, Plano, Texas. We also have a loan production office located at 850 E. State Highway 114, Suite 200, Southlake, Texas.

The Bank is a full-service commercial bank serving North Dallas, Addison, Plano, Frisco, northeast Tarrant County and the neighboring communities. The Bank offers a broad range of commercial and consumer banking services to small- to medium-sized businesses, independent single-family residential and commercial contractors and consumers. Lending services include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. These services are provided through a variety of delivery systems including automated teller machines, private banking, telephone banking and Internet banking. By incorporating the Bank’s premier level of service along with our current technology and the resulting economies of scale, the Bank offers some of the best interest rates in the country on deposits.

As of December 31, 2007, the Bank had approximately $148 million in assets, $122 million in total loans and $133 million in deposits.

Market Area

Our primary service areas are the Addison/North Dallas, Plano/Frisco and Southlake/Grapevine/Northeast Tarrant County banking markets. We serve these markets from three locations, one of which is a loan production office. Our main office is located at 16000 Dallas Parkway, Dallas, Texas, and we also have a full-service branch office at 8100 North Dallas Parkway, Plano, Texas. The branch office enables us to more effectively serve the Plano/Frisco sector of our primary banking market. We have a loan production office located at 850 E State Highway 114, Southlake, Texas. Our primary service area represents a diverse market with a growing population and economy. According to data obtained from the United States Census and ESRI Business Information Systems, between 2000 and 2003, the population of the North Dallas/Addison area grew almost 8%, the population of the Frisco/Plano area grew more than 63% and the population of Northeast Tarrant County grew more that 15%. This population growth has attracted many businesses to the area and led to growth in the local service economy, and, while they cannot be certain, we expect this trend to continue.

The market for financial services is rapidly changing and intensely competitive and is likely to become more competitive as the number and types of market entrants increases. The Bank competes in both lending and attracting funds with other commercial banks, savings and loan associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based nonbank lenders, government agencies and certain other non-financial institutions, including retail stores, which may offer more favorable financing alternatives than the Bank.

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

The Bank’s delegations of authority and loan policy, which are approved by the Board of Directors, provide for various levels of officer lending authority. The Bank has an independent auditor that evaluates the quality of loans on a quarterly basis and determines if loans are originated in accordance with the guidelines established by the board of directors. Additionally, our board of directors has formed a Directors’ Loan Committee and appointed seven directors to provide the following oversight:

•	Ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;

•	Approve secured loans above an aggregate amount of $250,000 and unsecured loans above an aggregate amount of $100,000 to any entity and/or related interest;

•	Dental related loans with additional guarantees, liquid collateral, and minimum covenants can be approved up to $750,000 outside of the Directors’ Loan Committee;

•	Monitor overall loan quality through review of information relative to all new loans;

•	Monitor our loan review systems; and

•	Review the adequacy of the loan loss reserve.

We follow a conservative lending policy, but one which permits prudent risks to assist businesses and consumers in our lending market. Interest rates vary depending on our cost of funds, the loan maturity, the degree of risk and other loan terms. The Bank does not make any loans to any of its directors or executive officers unless its board of directors, excluding any interested parties, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

Lending Limits

The Bank’s lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

•	15% of the Bank’s capital and surplus and allowance for loan losses; or

•
25% of its capital and surplus and allowance for loan losses if the amount that exceeds 15% is secured by cash or readily marketable collateral, as determined by reliable and continuously available price quotations; or

•	Any amount when the loan is fully secured by a segregated deposit at the Bank and the Bank has perfected its security interest in the deposit.

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

Real Estate Loans

The Bank makes commercial real estate loans, construction and development loans, small business loans and residential real estate loans. These loans include commercial loans where the Bank takes a security interest in real estate as a prudent practice and measure and not as the principal collateral for the loan.

•
Construction and development loans. We make construction and development loans on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to 12 months and interest is paid monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards and applicable regulations. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•
Commercial real estate. Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for a period exceeding 60 months. The Bank generally charges an origination fee for its services. The Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis. In addition, at least two of our directors are experienced in the acquisition, development and management of commercial real estate and use their experience to assist in the evaluation of potential commercial real estate loans. In addition to the Bank’s direct commercial real estate lending activities, the Bank may enter into strategic alliances with other non-bank lenders, to provide fixed rate long-term commercial real estate loans to its customer base.

•
Residential real estate. The Bank’s residential real estate loans consist of residential second mortgage loans, residential construction loans and, on a very limited basis, traditional mortgage lending for one-to-four family residences. The Bank offers primarily adjustable rate mortgages. All loans are made in accordance with the Bank’s appraisal and loan policy with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 80%, unless the borrower has private mortgage insurance. We believe these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial Loans

Loans for commercial purposes in various lines of businesses are a major component of the Bank’s loan portfolio. The targets in the commercial loan markets are retail establishments, professional service providers, in particular dentists, and small-to medium-sized businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any. The commercial loans primarily are underwritten on the basis of the borrower’s ability to service the loan from income and their creditworthiness. The Bank will typically make equipment loans for a term of ten years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity.

Commercial lending generally involves greater credit risk than residential mortgage or consumer lending, and involves risks that are different from those associated with commercial real estate lending. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may represent an insufficient source of repayment because equipment and other business assets may, among other things, be obsolete or of limited use. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors), while liquidation of collateral is considered a secondary source of repayment.

Consumer Loans

The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. The amortization of second mortgages generally does not exceed 15 years and the rates generally are not fixed for longer than 12 months. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. The principal competitors for consumer loans are the established banks and finance companies in our market.

Portfolio Composition

The following table sets forth the composition of the Bank’s loan portfolio at December 31, 2007. Loan balances do not include undisbursed loan proceeds, unearned income, and allowance for loan losses.

Portfolio Percentage at December 31, 2007
Commercial real estate	19%
Construction — commercial	11%
Commercial	67%
Consumer	3%

100%

Investments

The Bank invests a portion of its assets in U.S. Treasuries and general obligations of its agencies and federal funds sold. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset deposit fluctuations. The Bank’s Asset-Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by the Board of Directors.

Deposit Services

Deposits are the major source of the Bank’s funds for lending and other investment activities. Additionally, we also generate funds from loan principal repayments and prepayments. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. The Bank considers the majority of its regular savings, demand, NOW, and money market deposit accounts to be core deposits. These accounts comprised approximately 50% of the Bank’s total deposits at December 31, 2007. The Bank’s remaining deposits were composed of time deposits less than $100,000, which comprised 19% of total deposits, and time deposits of  $100,000 and greater, which comprised approximately 31% of total deposits at December 31, 2007. The Bank is very competitive in the types of accounts and interest rates we offer on deposit accounts, in particular money market accounts and time deposits. We actively solicit these deposits through personal solicitation by its officers and directors, advertisements published in the local media, and through our Internet banking strategy.

Trust Services

Since August 2006, the Bank has offered traditional fiduciary services, such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. As of December 31, 2007, the Bank had approximately $1.0 billion in trust assets under management.

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

Employees

The success of the Bank depends, in significant part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank currently has 29 full-time equivalent employees. The Bank believes that its relations with its employees are good.

Employees are covered by a comprehensive employee benefit program which provides for, among other benefits, hospitalization and major medical insurance, disability insurance, and life insurance. Such employee benefits are considered by management to be generally competitive with employee benefits provided by other similar employers in the Bank's geographic market area.

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

SUPERVISION AND REGULATION

Banking is a complex, highly regulated industry. Consequently, our growth and earnings performance and those of the Bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the SEC, the Federal Deposit Insurance Corporation (the “FDIC”), the Office of the Comptroller of the Currency (“Comptroller”), the Internal Revenue Service, and state taxing authorities. The effect of these statutes, regulations, and policies and any changes to any of them can be significant and cannot be predicted.

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

T Bancshares, Inc.

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

Certain acquisitions

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring more than 5% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company.

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

Change in bank control

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

Permitted activities

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

Despite prior approval, the Federal Reserve has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of any of its banking subsidiaries. A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

Sound banking practice

Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

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

Anti-tying restrictions

Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Dividends

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

Sarbanes-Oxley Act of 2002

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

Branching

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

Prompt Corrective Action

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

Deposit insurance assessments

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

Expanded financial activities

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

Community Reinvestment Act

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

Other regulations

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

Dividends

The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding two years, less any required transfers to surplus. In addition, the Bank will be unable to pay dividends unless and until it has positive retained earnings. As of December 31, 2007, the Bank had an accumulated deficit of approximately $617,000. Accordingly, we will be unable to pay dividends until the accumulated deficit is eliminated.

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

Capital adequacy

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

An institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

An institution is considered "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of at least 4% and leverage capital ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal bank regulatory agency guidelines), and the institution does not meet the definition of an undercapitalized institution.

An institution is considered "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal Banking agency guidelines).

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

Restrictions on Transactions with Affiliates and Loans to Insiders

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

Privacy

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

Anti-terrorism legislation

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

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of governmental monetary policies

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

RISK FACTORS

There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in the risk factors, described below. You should carefully consider the following risk factors and all other information contained in this Report. The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of our common stock could decline due to any of the events described in these risks.

We have a limited operating history, upon which to base an estimate of our future financial performance.

The Company was formed in December 2002 and the Bank opened in November 2004. Our growth is primarily dependent upon the operation of the Bank. Consequently, we have only three years of operating or financial information for which to base an investment decision in the Company.

Since we commenced operations in 2004, we have had a short history of experiencing profits.

Our profitability will depend on the Bank’s profitability and, while we began operating at a profit in the middle of 2006, we can give no assurance that we will be able to maintain profitably in the future. We have incurred substantial start-up expenses associated with our organization and our public offering and expect to sustain losses or achieve minimal profitability during our initial years of operations. At December 31, 2007, we had an accumulated deficit account of approximately $2.7 million, principally resulting from the organizational and pre-opening expenses that we incurred in connection with the opening of the Bank. In addition, due to the extensive regulatory oversight to which we are subject, we expect to incur significant administrative costs. Our success will depend, in large part, on our ability to address the problems, expenses and delays frequently associated with new financial institutions and the ability to attract and retain deposits and customers for our services. If we are ultimately unsuccessful, you may lose part or all of the value of your investment.

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

We are not certain that our capital will be adequate to continue to support the current rate of growth.

Future capital requirements depend on many factors, including the ability to successfully attract new customers and provide additional services, the timing of opening new branch locations, and our profitability levels. If adequate capital is not available, we will be subject to an increased level of regulatory supervision, we may not be able to expand our operations and our business operating results and financial condition could be adversely affected.

We may not be able to raise additional capital on terms favorable to us.

In the future, should our board of directors determine we need additional capital to support our business strategy, expand our operations or maintain our minimum capital requirement’s, we may not be able to raise additional funds through the issuance of additional shares of common stock or other securities. Even if we are able to obtain capital through the issuance of additional shares of common stock or other securities, the sale of these additional shares could significantly dilute your ownership interest.

The success of our trust services is uncertain.

Since August 2006, we have been offering traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, non profit organizations, employee benefit plans and organizations. The Bank received regulatory approval from the Comptroller to establish trust powers in February 2006. As of December 31, 2007, the Bank had approximately $1.0 billion in trust assets under management. To date, most of the growth in our assets under management relates to a registered investments advisor who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. We can make no assurances that we will be able to successfully manage this growth. We do not believe that we will continue the current pace of growth in our assets under management. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

We have a loan concentration related to the acquisition and financing of dental practices.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2007, our commercial loan portfolio included $60.8 million of loans, approximately 49.8% of our total funded loans, to the dental industry, including practice acquisition loans, dental equipement loans, and dental facility loans. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental practice in general, we may incur significant losses in our loan portfolio as a result of this concentration.

We face intense competition from a variety of competitors.

We face competition for deposits, loans, and other financial services from other community banks, regional banks, out-of-state and in-state national banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, insurance companies, mutual funds, and other lending sources and alternative investment providers. Some of these financial institutions and financial services organizations are not subject to the same degree of regulation as we are. We face increased competition due to the Gramm-Leach-Bliley Act, which allows insurance firms, securities firms, and other non-traditional financial companies to provide traditional banking services. The banking business in our target banking market and the surrounding areas has become increasingly competitive over the past several years, and we expect the level of competition to continue to increase. Many of these competitors have been in business for many years, have established customers, are larger, have substantially higher lending limits than we do, and are able to offer certain services that we do not provide. In addition, many of these entities have greater capital resources than we have, which among other things may allow them to price their services at levels more favorable to the customer or to provide larger credit facilities.

We believe that the Bank will be a successful competitor in the area’s financial services market. However, we cannot assure you that the Bank will be able to compete successfully with other financial institutions serving our target banking market. An inability to compete effectively could have a material adverse effect on the Bank’s growth and profitability.

We compete in an industry that continually experiences technological change, and we may not be able to compete effectively with other banking institutions with greater resources.

The banking industry continues to undergo rapid technological changes with frequent introduction of new technology-driven products and services. In addition to providing better service to customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success depends in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional operating efficiencies. Many of our competitors have substantially greater resources to invest in technological improvements. Such technology may permit competitors to perform certain functions at a lower cost than we can. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these to our customers. Our inability to do so could have a material adverse effect on our ability to compete effectively in our market and also on our business, financial condition, and results of operations.

Our legal lending limits may impair our ability to attract borrowers and ability to compete with larger financial institutions.

Our per customer lending limit is approximately $2.2 million, subject to further reduction based on regulatory criteria. Accordingly, the size of loans which we can offer to potential customers is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

An economic downturn, especially one affecting our primary service area, could diminish the quality of our loan portfolio, reduce our deposit base, and negatively affect our financial performance.

Adverse economic developments can impact the collectability of loans and the sustainability of our core deposits and may negatively impact our earnings and financial condition. In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment, and other factors beyond our control. A prolonged economic recession or other economic dislocation could cause increases in nonperforming assets and impair the values of real estate collateral, thereby causing operating losses, decreasing liquidity, and eroding capital. Factors that adversely affect the economy in our local banking market could reduce our deposit base and the demand for our products and services, which may decrease our earnings capability.

Monetary policy and other economic factors could adversely affect the Bank’s profitability.

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate market values, rapid changes in interest rates, and the monetary and fiscal policies of the federal government. Our profitability is partly a function of the spread between the interest rates earned on investments and loans and those paid on deposits. As with most banking institutions, our net interest spread is affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities may be affected differently by a given change in interest rates. As a result, an increase or decrease in rates could have a material adverse effect on our net income, capital and liquidity. While we take measures to reduce interest-rate risk, these measures may not adequately minimize exposure to interest-rate risk.

We are subject to extensive regulatory oversight, which could constrain our growth and profitability.

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

Bank regulators have imposed various conditions, among other things, that: (1) the Company would not assume additional debt without prior approval by the Federal Reserve Board; (2) the Company and the Bank will remain well-capitalized at all times; (3) we will make appropriate filings with the regulatory agencies; and (4) the Bank will meet all regulatory requirements as set forth. The regulatory capital requirements imposed on the Bank could have the effect of constraining growth.

We are subject to extensive state and federal government supervision and regulations that impose substantial limitations with respect to loans, purchase of securities, payments of dividends, and many other aspects of the banking business. Regulators include the Comptroller, the Federal Reserve, and the FDIC. Applicable laws, regulations, interpretations, assessments and enforcement policies have been subject to significant and sometimes retroactively applied changes and may be subject to significant future changes. Regulatory agencies are funded, in part, by assessments imposed upon banks. Additional assessments could occur in the future which could impact our financial condition. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. Future legislation or government policy could adversely affect the banking industry, our operations, or shareholders. The burden imposed by federal and state regulations may place banks, in general, and us, specifically, at a competitive disadvantage compared to less regulated competitors. Federal economic and monetary policy may affect our ability to attract deposits, make loans, and achieve satisfactory operating results.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is thinly traded and, therefore, you may have difficulty selling shares.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”); however, we are unable to provide assurance that an active market will exist in the future or that shares can be liquidated without delay. The average daily trading volume in our stock was 262 in 2007.

We do not anticipate paying dividends for the foreseeable future.

We do not anticipate dividends will be paid on our common stock for the foreseeable future. The Company is largely dependent upon dividends paid by the Bank to provide funds to pay cash dividends if and when the board of directors may declare such dividends. No assurance can be given that future earnings will be sufficient to satisfy regulatory requirements and permit the legal payment of dividends to shareholders at any time in the future. Even if we could legally declare dividends, the amount and timing of such dividends would be at the discretion of our board of directors. The board may in its sole discretion decide not to declare dividends.

The market price of our common stock may be volatile.

The market price of our common stock is subject to fluctuations as a result of a variety of factors, including the following:

•	quarterly variations in our operating results or those of other banking institutions;

•	changes in national and regional economic conditions, financial markets or the banking industry; and
•	other developments affecting us or other financial institutions.

The trading volume of our common stock is limited, which may increase the volatility of the market price for our stock. In addition, the stock market has experienced significant price and volume fluctuations in recent years. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons not necessarily related to the operating performance of these companies.

Item 2.	Description of Property.

Our main office is located at 16000 Dallas Parkway, Dallas, Texas 75248. We occupy 4,357 square feet of the main lobby-accessed ground floor of a multi-story office building at that address. The lease for our main office began on January 1, 2004 and is for a term of 125 months. The lease rate is scheduled to increase July 1, 2009. We subsequently leased an additional 3,493 square feet on the second floor of the same building to house our trust and operations areas. The lease began on June 1, 2006, and is for a term of 64 months. The leases also call for the Bank to pay for a pro rata share of operating, tax and electric costs above a certain base amount. We also operate a branch office located at 8100 North Dallas Parkway, Plano, Texas, which is approximately 10 miles north of the main office. The branch office occupies 1,750 square feet in a two story, commercial building in a developed commercial center. The lease for our branch office began on December 1, 2003 and is for a term of 120 months. The lease rate is scheduled to increase on month 60. The lease also calls for the Bank to pay for a pro rata share of operating and tax costs above a certain base amount. We also operate a loan production office located at 850 E Highway 114, Southlake, Texas, which is approximately 15 miles northwest of the main office. The loan production office occupies 2,245 square feet on the second floor of a two story, commercial building in a developed commercial center. The lease for our office began on February 1, 2007 and is for a term of 120 months. The lease rate is scheduled to increase on February 1, 2012. The lease also calls for the Bank to pay for a pro rata share of operating and tax costs above a certain base amount. Management believes that the principal terms of the leases are consistent with prevailing market terms and conditions and that these facilities are in good condition and adequate to meet our current needs.

Item 3.	Legal Proceedings.

The Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. Based on the information presently available, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business’s financial condition or results of operations of the Company on a consolidated basis.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Common Equity and Related Shareholder Matters.

Market Information

Our common stock has been quoted on the OTCBB under the symbol “TBNC.OB” since June 2007 and “FMPX.OB” from November 2004 to June 2007. The table below gives the high and low bid information for the last two fiscal years. The bid information in the table was obtained from the OTCBB and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. There may have been other transactions in our common stock of which we are not aware.

	High	Low
2007
Fourth Quarter	$13.00	$10.00
Third Quarter	$13.50	$10.50
Second Quarter	$16.00	$11.75
First Quarter	$12.75	$11.50

2006
Fourth Quarter	$12.25	$10.85
Third Quarter	$12.00	$10.00
Second Quarter	$10.53	$10.20
First Quarter	$11.50	$10.00

On March 28, 2008 we had 391 holders of record of our common stock.

Dividends

It is the policy of our board of directors to reinvest earnings for such period of time as is necessary to ensure our successful operations. There are no current plans to initiate payment of cash dividends, and future dividends will depend on our earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by our board of directors. For more information regarding the Company’s ability to pay dividends, please refer to the “Supervision and Regulation” section under item 1.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))

Equity compensation plans approved by security holders	260,000	$10.44	53,000

Selected Financial Data

The selected financial data presented below as of and for the years ended December 31, 2007, 2006, and 2005 is a summary presentation of selected financial data and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 8 herein.

At or for the Year Ended December 31
(Dollars in thousands, except per share figures)

Financial Condition Data:	2007	2006	2005

Cash and cash equivalents	$23,560	$37,766	$20,418
Securities	1,491	1,456	420
Loans, net	119,924	88,083	25,789
Other assets	2,540	3,086	1,389
Total assets	$147,515	$130,391	$48,016

Deposit accounts	$132,910	$117,134	$35,064
Other liabilities	479	179	76
Shareholders' equity	14,126	13,078	12,876
Total liabilities and shareholders' equity	$147,515	$130,391	$48,016

Operations Data:	2007	2006	2005

Total interest income	$10,320	$5,445	$1,752
Total interest expense	4,934	1,995	388

Net interest income	5,386	3,450	1,364
Provision for loan losses	600	600	300

Net interest income after provision for loan losses	4,786	2,850	1,064

Noninterest income	10,908	2,664	31
Noninterest expenses	14,893	5,502	2,676

Net income	$801	$12	$(1,581)

Per share data:

Basic earnings per share	$0.47	$0.01	$(0.94)
Diluted earnings per share	0.46	-	-
Total average shares outstanding at end of year	1,698,379	1,681,082	1,680,044
Book value per share at end of year	$8.32	$7.78	$7.66

Ratios and other data:

Return on average assets	0.61%	0.02%	-5.12%
Return on average equity	6.28%	0.10%	-12.30%
Average equity to average assets	9.73%	15.95%	41.61%
Net interest margin	4.16%	4.99%	4.79%
Average interest earning assets to average interest-bearing liabilities	126.01%	141.85%	201.97%
Allowance for loan losses to total loans	1.31%	1.12%	1.52%
Non-performing loans to total loans	0.89%	0.11%	0.37%
Loans to deposits	91.59%	76.26%	74.97%
Number of loans	433	357	143
Number of deposits	1,866	1,530	815

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

General

We are a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through our wholly owned banking subsidiary, T Bank, N.A. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake, Grapevine and the neighboring Texas communities. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and another office at 8100 North Dallas Parkway, Plano, Texas and a loan production office at 850 E State Highway 114, Southlake, Texas.

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

Business Strategy

The Bank operates as a full-service community bank emphasizing prompt, personalized customer service to further our strategy of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, and a variety of consumer loans. We believe our philosophy, encompassing the service aspects of community banking, distinguish the Bank from its larger and non-locally owned competitors and allows us to capitalize on an opportunity as a locally-owned and locally-managed community bank to acquire significant market share.

The Bank’s goal is to sustain profitability, maintain controlled growth by focusing on increasing our loan and deposit market share by developing and offering new financial products, services and delivery channels; closely managing yields on earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities, controlling noninterest expenses and maintaining strong asset quality.

2007 Executive Overview

The following were significant factors related to 2007 results as compared to 2006.

During 2007, we recorded strong growth in commercial loans, which increased by $27 million, or 49%. Total loans increased by $32 million, or 36%.

Total deposits increased by $16 million, or 13%, during 2007. Due to the Bank’s competitive rates, time deposits increased $31 million, or 89%, compared to 2006.

Credit quality remained healthy in 2007 with no charge-offs in 2007 or 2006. The allowance for loan loss as a percentage of total loans outstanding was 1.31% at December 31, 2007, compared to 1.12% at December 31, 2006.

Our net income was $801,000 in 2007 as compared to $12,000 in 2006. Our diluted earnings per share were $0.46 in 2007. Return on average assets and average equity were 0.61% and 6.28%, respectively, in 2007 compared to 0.02% and 0.10%, respectively, in 2006.

Interest income was $10.3 million in 2007 as compared to $5.4 million in 2006, an increase of $4.9 million, or 89.5%, primarily due to an increase in 2007 of $60.4 million in average interest-earning assets compared to 2006.

Noninterest income increased $8.2 million in 2007 primarily due to income earned by the Bank’s trust department, which started operations in the mid-2006. Net revenues from trust operations were $1.3 million in 2007 as compared to $808,000 in 2006.

Critical Accounting Policies

The Company’s financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Company must use its best judgment to arrive at that carrying value of certain assets. The following accounting policies are identified by management as being critical to the results of operations:

Allowance for Credit Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the collectability of loans based on historical experience and the borrowers ability to repay, the nature and volume of the portfolio, information about specific borrower situations and the estimated value of any underlying collateral, economic conditions and other factors. The allowance consists of general and specific reserves. The specific component relates to loans that are individually evaluated and determined to be impaired. This evaluation is often based on significant estimates and assumptions due to the level of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to change. The general component relates to the entire group of loans that are evaluated in the aggregate based primarily on industry historical loss experience adjusted for current economic factors. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate. As of December 31, 2007, the Bank had not incurred any charge-offs and the allowance for loan loss was approximately 1.31% of total loans.

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Positions taken by the Company in preparing the consolidated federal tax return are subject to the review of the Internal Revenue Service, and as such positions taken by management could result in a material adjustment to the financial statements.

Stock Based Compensation

We adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payments on January 1, 2006 using the modified prospective method. Accordingly, no compensation expense was recognized in our financial statements for years ended prior to January 1, 2006. For the years ended December 31, 2007 and 2006, we recorded expense of $79,000 and $90,000, respectively, for option grants.

We calculated the compensation expense of the options using the Modified Black-Scholes-Merton option pricing model to determine the fair value of the options granted. In calculating the fair value of the options, management makes assumptions regarding the risk-free rate of return, the expected volatility of our common stock and the expected life of the options.

Recent Accounting Pronouncements

Please refer to Note 1 of the accompanying Consolidated Financial Statements for information related to the adoption of new accounting standards and the effect of newly issued but not yet effective accounting standards.

Financial Condition

Investment Securities

Securities are categorized as either “held to maturity”, “available for sale”, or “trading”. Securities held to maturity represent those securities which the Bank has the positive intent and ability to hold to maturity. The primary purpose of the Bank’s investment portfolio is to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against public deposits, and to control interest rate risk. In managing the portfolio, the Bank seeks to attain the objectives of safety of principal, liquidity, diversification, and maximized return on investment.

At December 31, 2007, the Bank’s securities consisted of Federal Reserve Bank Stock, having an amortized cost and fair value of $420,000, Federal Home Loan Bank stock, having an amortized cost and fair value of $79,000 and U.S. Treasury Notes having an amortized cost and fair value of $992,000. The weighted average yield for the securities was 5.07% at December 31, 2007.

At December 31, 2006, the Bank’s securities consisted of Federal Reserve Bank Stock, having an amortized cost and fair value of $420,000, Federal Home Loan Bank stock, having an amortized cost and fair value of $47,900 and U.S. Treasury Notes having an amortized cost and fair value of $988,000. The weighted average yield for the securities was 5.69% at December 31, 2006.

The U.S Treasury Notes are pledged to the Bank’s trust department deposits that exceed the FDIC insurance limits. At December 31, 2007, all securities were designated “held to maturity” and the Bank had no “available for sale” or “trading” securities.

Loan Portfolio Composition

Commercial loans comprise the largest group of loans in our portfolio amounting to $81.8 million, or 67.2% of the total loan portfolio, at December 31, 2007, increasing from $55.2 million, or 61.8%, at December 31, 2006. Commercial real estate loans comprise the second largest group of loans in the portfolio, amounting to $36.7 million, or 30.1% of the total loan portfolio, at December 31, 2007, as compared to $30.1 million, or 33.7%, at December 31, 2006. The following table sets forth the composition of our loan portfolio:

	As of December 31,
(000's)	2007		2006

Commercial and industrial	$81,811	67.21%	$55,201	61.80%
Consumer installment	3,183	2.61%	3,939	4.41%
Real estate — mortgage	23,542	19.34%	20,757	23.24%
Real estate — construction	13,177	10.83%	9,373	10.49%
Other	13	0.01%	53	0.06%
	$121,726	100.00%	$89,323	100.00%

Less allowance for loan losses	1,600		1,000
Less deferred loan fees	202		240

	$119,924		$88,083

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2007, our commercial loan portfolio included $60.8 million of loans, approximately 49.8% of our total funded loans, to the dental industry, as compared to $15.6 million, or 17.5%, at December 31, 2006. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated and the Bank continues to grow, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

As of December 31, 2007, 35.5% of the loan portfolio consisting of commercial, consumer and real estate loans, or $43.2 million, matures or re-prices within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding at December 30, 2007 and 2006, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2007
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$22,584	$10,353	$888	$34,350	$13,636	$81,811
Consumer installment	959	979	6	941	298	3,183
Real estate — mortgage	10,796	6,419	2,892	1,942	1,493	23,542
Real estate — construction	8,861	1,999	203	-	2,114	13,177
Other	13	-	-	-	-	13

Total	$43,213	$19,750	$3,989	$37,233	$17,541	$121,726

	As of December 31, 2006
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$20,557	$16,441	$97	$13,005	$5,101	$55,201
Consumer installment	1,280	1,588	14	1,057	-	3,939
Real estate — mortgage	9,052	7,227	2,346	723	1,409	20,757
Real estate — construction	3,871	441	2,672	-	2,389	9,373
Other	53	-	-	-	-	53

Total	$34,813	$25,697	$5,129	$14,785	$8,899	$89,323

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is less than their average contractual terms due to prepayments.

Nonperforming Assets

Our primary business is making commercial, real estate, and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While the Company has instituted underwriting guidelines and credit review procedures to protect it from avoidable credit losses, some losses will inevitably occur. At December 31, 2007, the Company had nonperforming assets of $1.1 million, of which $430,000 was past due 90 days or more but still accruing interest.

Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. The following table sets forth certain information regarding nonaccrual loans, including ratio of such loans to total assets as of the dates indicated:

	At December 31,
	2007	2006

Nonperforming loans:

Commercial	$665	$74
Real estate loans	420	-
Consumer loans and other	-	25

Total nonperforming loans	$1,085	$99

Total nonperforming loans to total assets	0.74%	0.08%

As of March 31, 2008, $850,000 of the total nonperforming loans at December 31, 2007, had paid off or were brought to current status. In addition to the nonperforming loans identified above, the Company has identified approximately $150,000 in additional impaired loans as of March 31, 2008, through its ongoing loan review process, and has subsequently charged-off $175,000. We had no repossessed real estate or other assets at December 31, 2007.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio. Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated incurred losses in the Company’s loan portfolio.

In estimating the specific and general exposure to loss on impaired loans, the Company has considered a number of factors, including the borrower’s character, overall financial condition, resources and payment record, the prospects for support from any financially responsible guarantors, and the realizable value of any collateral.

The Company also considers other internal and external factors when determining the allowance for loan losses, which include, but are not limited to, changes in national and local economic conditions, loan portfolio concentrations, and trends in the loan portfolio.

Senior management and the Directors Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses amounted to $1.6 million and $1.0 million at December 31, 2007 and December 31, 2006, respectively. During the years ended December 31, 2007 and 2006, we did not incur any charge-offs. Based on an analysis performed by management at December 31, 2007, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

The following table sets forth the specific allocation of the allowance for years ended December 31, 2007 and 2006 and the percentage of allocated possible loan losses in each category to total gross loans:

	As of December 31,
(000's)	2007		2006
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans

Commercial and industrial	$1,075	67.22%	$556	55.60%
Consumer installment	42	2.61%	52	5.20%
Real estate — mortgage	309	19.34%	270	27.00%
Real estate — construction	173	10.83%	122	12.20%
Total allowance for loan losses	$1,600	100.00%	$1,000	100.00%
Note: An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.

Sources of Funds

General

Deposits, loan and investment security repayments and prepayments, proceeds from the sale of securities, and cash flows generated from operations are the primary sources of our funds for lending, investing, and other general purposes. Loan repayments are generally a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate with prevailing interests rates, markets and economic conditions, and competition.

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which due to the Bank’s attractive rates has brought in deposits nationwide. The Bank offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week, and a survey of rates among competitors and other financial institutions. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.

The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits:

	As of December 31,
	2007			2006
	Average Balance	Percent of Deposits	Average Yied	Average Balance		Average Yied
Noninterest bearing deposits	$14,889	12.65%	0.00%	$13,057	21.12%	0.00%
NOW accounts	1,598	1.36%	1.16%	1,592	2.58%	1.19%
Money market accounts	62,300	52.94%	4.26%	27,847	45.05%	3.86%
Savings accounts	338	0.29%	1.22%	348	0.56%	1.44%
Certificates of deposit less than $100,000	14,437	12.27%	5.86%	5,971	9.66%	4.91%
Certificates of deposit $100,000 or more	24,116	20.49%	5.84%	13,004	21.04%	4.64%

Total average deposits	$117,678	100.00%	4.80%	$61,819	100.00%	4.09%

The following table presents maturity of our time deposits of $100,000 or more at December 31, 2007 and 2006:

	As of December 31,
(000's)	2007	2006

Three months or less	$2,034	$1,221
Over three months through 12 months	25,049	11,977
Over one year through three years	11,650	524
Over three years	2,954	7,351

Total	$41,687	$21,073

Liquidity

The Company’s liquidity is its ability to maintain a steady flow of funds to support its ongoing operating, investing and financing activities. Our Board establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective as well as from an asset and liability perspective. We monitor liquidity through a regular review of loan and deposit maturities and forecasts.

As discussed above, sources of liquidity include principal pay downs of loans and investment securities, loan prepayments, and customer deposits. The Company has invested in FHLB stock for the purpose of establishing credit lines with FHLB. At December 31, 2007 the Bank had no borrowings at FHLB. Additionally, the Company has access to a variety of borrowing sources and uses short-term borrowings to support its asset base.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is our intention to maintain a loan to deposit ratio in the range of 95-100% over time. As of December 31, 2007, the loan to deposit ratio was 91.6%.

The Bank had cash and cash equivalents of $23.6 million, or 15.9% of total Bank assets and 17.7% of total Bank deposits, at December 31, 2007. At December 31, 2007, the Bank had outstanding commitments to borrowers for available lines of credit and standby letters of credit totaling $13.5 million and $20,000, respectively. Based on sources of liquidity discussed above, the Company believes that it has access to sufficient funds to cover such commitments, should the need arise.

Regulatory Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2007, the Bank met all capital adequacy requirements to which they were subject. The regulatory capital minimums and the Bank’s actual data for the indicated periods are set forth in the table below.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$14,499	13.00%	$8,921	≥	8.00%	$11,151	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,093	11.74%	4,460	≥	4.00%	6,691	≥	6.00%

Tier 1 Capital (to Average Assets)	13,093	9.45%	5,540	≥	4.00%	6,925	≥	5.00%

As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$13,351	13.55%	$7,885	≥	8.00%	$9,856	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,351	12.53%	3,943	≥	4.00%	5,914	≥	6.00%

Tier 1 Capital (to Average Assets)	12,351	10.81%	4,571	≥	4.00%	5,714	≥	5.00%

Off-Balance Sheet Arrangements and Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit, and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination features. Unused commitments can expire and therefore do not represent future cash requirements. The amount of credit extended is based on management’s credit evaluation of the customer and, if deemed necessary, may require collateral.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The following is a summary of the Company’s contractual obligations, including certain on-balance-sheet obligations, at December 31, 2007:

	As of December 31, 2007
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years

Unused lines of credit	$9,571	$1,521	$69	$2,333

Standby letters of credit	20

Operating Leases	279	578	591	473

Certificates of deposit	43,044	18,357	5,318	-

Total	$52,914	$20,456	$5,978	$2,806

Results of Operations

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and the relative amounts and mix of our interest-earning assets and interest-bearing liabilities, referred to as “volume change”. Our interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, our net earnings are also affected by the level of nonperforming loans, as well as the level of noninterest income and noninterest expense, such as salaries and employee benefits, occupancy and equipment costs, and professional fees.

The following table sets forth, for the periods indicated, information regarding: (1) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yield; (2) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (3) net interest/dividend income; (4) interest rate spread; and (5) net interest margin. Average balances are based on average daily balances.

	Twelve Months Ended December 31,
(000'S)	2007			2006

	Average Balance	Interest	Average Yied	Average Balance	Interest	Average Yied

Interest-earning assets

Loans, net of reserve	$104,942	$9,166	8.73%	$50,124	$4,501	8.98%
Federal funds sold	23,102	1,079	4.67%	18,467	911	4.93%
Securities	1,478	75	5.07%	580	33	5.69%
Total earning assets	129,522	10,320	7.97%	69,171	5,445	7.87%
Cash and other assets	1,637			4,553
Total assets	$131,159			$73,724

Interest-bearing liabilities
NOW accounts	$1,598	$19	1.16%	$1,592	$19	1.19%
Money market accounts	62,300	2,656	4.26%	27,847	1,074	3.86%
Savings accounts	338	4	1.22%	348	5	1.44%
Certificates of deposit $100,000 or less	14,437	846	5.86%	5,971	293	4.91%
Certificates of deposit $100,000 or more	24,116	1,410	5.84%	13,004	604	4.64%
Total interest bearing deposits	102,789	4,934	4.80%	48,762	1,995	4.09%
Noninterest bearing deposits	14,889			13,057
Other liabilities	724			148
Stockholders equity	12,757			11,757
Total liabilities and stockholders' equity	$131,159			$73,724

Net interest income		5,386			3,450
Net interest spread			3.17%			3.78%
Net interest margin			4.16%			4.99%

Provision for Loan Losses

The Bank establishes provision for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

The provision for loan losses for the years ended December 31, 2007 and 2006 were $600,000 for each year-end, respectively.

Noninterest Income

The components of non-interest income for the years ended December 31, 2007 and 2006 were as follows:

	Year ended December 31,
	2007	2006

Service charges and fees	$1,454	$816
Trust services	9,454	1,848

	$10,908	$2,664

Non-interest income for the year-ended December 31, 2007 increased $8.2 million, or 309%, as compared to 2006. The increase is primarily due to fee income generated by the Bank for trust services, which the Bank began offering in the third quarter of 2006.

Noninterest Expenses

For the fiscal year ended December 31, 2007, the Company’s expenses totaled $14.9 million, compared to $5.5 million in 2006. Trust expenses increased $7.1 million over 2006 as a result of the departments first full year of operations. Salaries and professional fees also increased as a result of the Banks growth and increase in trust operations.

Income Taxes

No federal tax expense has been recorded for the fiscal years ended December 31, 2007 and 2006 based upon prior net operating losses and the Company’s carry-forward of those losses. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved. Cumulative net operating loss available to carry forward for tax purposes amounted to approximately $458,000 as of December 31, 2007. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes.

Item 6A.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk is one of the most significant risks affecting the Company. Interest rate risk is the possibility that changes in interest rates will negatively impact net income or the value of interest-rate sensitive assets, liabilities and commitments. As such the Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily money market accounts and time deposits, re-price more rapidly or at different rates than its interest-earning assets.

The matching of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are interest-rate sensitive and by monitoring an institution’s interest-rate sensitivity gap. An asset or liability is said to be interest-rate sensitive within a specific time period if it will mature or re-price within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or re-pricing within a given time period. The gap ratio is computed as rate-sensitive assets less rate-sensitive liabilities as a percentage of total assets. A gap is considered positive when the total of rate-sensitive assets exceeds rate-sensitive liabilities. A gap is considered negative when the amount of rate-sensitive liabilities exceeds rate-sensitive assets. During a period of rising interest rates, a negative gap would be expected to adversely affect net interest income, while a positive gap should result in an increase in net interest income. During a period of falling interest rates, a negative gap would be expected to result in an increase in net interest income, while a positive gap should adversely affect net interest income.

In an effort to manage the Bank’s exposure to interest rate risk, the Company has adopted an asset and liability management policy set forth by the Board of Directors, and implemented by the Asset/Liability Committee. The objective of the Committee is to coordinate, control and communicate asset/liability management consistent with the Company’s strategy and board approved policies. The Committee generally meets on a quarterly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to market value of the portfolio analysis and income simulations. The Committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly.

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2007 that are estimated to mature or re-price within the period shown:

	As of December 31, 2007
	Rate Sensitivity Gap Volumes Subject to Repricing
	0 - 1 Days	2 - 90 Days	91 - 364 Days	1 - 3 Years	Over 3 Years	Non-interest Sensitive	Total
Assets

Short-term investments and federal funds sold	$20,325	$-	$56	$-	$-	$3,179	$23,560
Investment securities	-	992	-	-	499	-	1,491
Loans	49,026	5,999	17,160	18,023	31,316	(1,600)	119,924
Fixed and other assets	-	-	-	-	-	2,540	2,540

Total assets	$69,351	$6,991	$17,216	$18,023	$31,815	$4,119	$147,515

Liabilities and Shareholders' Equity

Noninterest-bearing, interest-bearing checking, savings and money market accounts	$45,800	$-	$-	$6,514	$-	$13,878	$66,192
Certificates of deposit	-	2,087	40,957	5,849	17,825	-	66,718
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	479	479
Shareholders' equity	-	-	-	-	-	14,126	14,126

Total liabilities and shareholders' equity	$45,800	$2,087	$40,957	$12,363	$17,825	$28,483	$147,515

Period gap	23,551	4,904	(23,741)	5,660	13,990
Cumulative gap	23,551	28,455	4,714	10,374	24,364

Period gap to total assets	16%	3%	-16%	4%	9%

Cumulative gap to total assets	16%	19%	3%	7%	17%

Cumulative RSA / RSL	1.51	1.59	1.05	1.10	1.20

The Company also uses a financial modeling technique that estimates the impact of different interest rate scenarios on the value of the company’s equity. Referred to as Economic Value of Equity (“EVE”), this methodology measures the changes in equity due to the impact on net interest margin, over a five-year horizon, from instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 200 basis points. The EVE methodology further improves the visibility of the effect of current interest rate risk on future earnings under increasing or decreasing interest rate environments.

The table below, as of December 31, 2007, is an analysis of the Bank’s change in future net interest income and interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 200 basis points:

	Change in Future Net Interest Income		Economic Value of Equity

	Dollar Change	Percentage Change	Percentage Change

+200 basis points over one year	$701,000	12.44%	-0.67%
+100 basis points over one year	449,000	7.97%	-0.60%
-100 basis points over one year	(85,000)	-1.51%	-0.28%
-200 basis points over one year	(422,000)	-7.49%	-2.46%

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Item 7.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders

We have audited the accompanying consolidated balance sheets of T Bancshares, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of T Bancshares, Inc. as of December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
March 31, 2008

T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 and 2006

(000's)	2007	2006

ASSETS

Cash and due from banks	$3,235	$1,716
Federal funds sold	20,325	36,050
Total cash and cash equivalents	23,560	37,766

Investments restricted, at cost	499	468
Held to maturity, restricted	992	988
Loans, net of allowance for loan losses of $1,600 and $1,000, respectively	119,924	88,083
Bank premises and equipment, net	1,601	1,754
Other Assets	939	1,332
Total Assets	$147,515	$130,391

LIABILITIES

Demand Deposits:
Noninterest-bearing	$13,878	$25,127
Interest-bearing	52,313	56,677
Time deposits $100,000 and over	41,687	21,073
Other time deposits	25,032	14,257
Total Deposits	132,910	117,134

Other liabilities	479	179
Total liabilities	133,389	117,313

Shareholders' Equity

Common Stock, $ .01 par value; 10,000,000 shares authorized; 1,703,801 and 1,690,150shares issued and outstanding, respectively	17	17
Additional paid-in capital	16,819	16,572
Retained deficit	(2,710)	(3,511)
Total shareholders' equity	14,126	13,078
Total Liabilities and Shareholders' Equity	$147,515	$130,391

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007 and 2006

(000's)	2007	2006

Interest Income

Loan, including fees	$9,166	$4,501
Securities, restricted	75	33
Federal funds sold	1,079	911
Total interest income	10,320	5,445

Interest Expense

Deposits	4,934	1,995
Net interest income	5,386	3,450
Provision for loan losses	600	600
Net interest income after provision for loan losses	4,786	2,850

Noninterest Income

Trust income	9,454	1,848
Service fees	1,454	816
Total noninterest income	10,908	2,664

Noninterest Expense

Salaries and employee benefits	2,659	2,257
Occupancy and equipment	1,078	686
Trust expenses	8,127	1,040
Professional fees	1,285	483
Data processing	793	422
Other	951	614
Total noninterest expense	14,893	5,502

Net Income	$801	$12

Earning per common share:

Basic	0.47	0.01
Diluted	0.46	-

Weighted average common shares outstanding	1,698,379	1,681,082
Weighted average diluted shares outstanding	1,728,540	-

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007 and 2006

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total

BALANCE, December 31, 2005	$17	$16,382	$(3,523)	$-	$12,876

Comprehensive income:
Net income — YTD			12		12
Total comprehensive income					12

Exercise of stock options		100			100
Stock based compensation		90			90
BALANCE, December 31, 2006	$17	$16,572	$(3,511)	$-	$13,078

Comprehensive income:
Net income — YTD			801		801
Total comprehensive income					801

Exercise of warrants		158			158
Exercise of stock options		10			10
Stock based compensation		79			79
BALANCE, December 31, 2007	$17	$16,819	$(2,710)	$-	$14,126

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 and 2006

(000's)	2007	2006

Cash Flows from Operating Activities
Net Income	$801	$12
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	600	600
Depreciation and amortization	538	330
Accretion of discount	(12)	(6)
Stock based compensation	79	90
Change in operating assets and liabilities:
Other assets	393	(1,043)
Other liabilities	300	103
Net cash provided by operating activities	2,699	86

Cash Flows from Investing Activities
Purchase of securities held to maturity	(992)	(988)
Proceeds from maturity of securities	1,000	6
Purchase of Federal Home Loan Bank stock	(31)	(48)
Net change in loans	(32,441)	(62,894)
Purchases of premises and equipment	(385)	(983)
Net cash used in investing activities	(32,849)	(64,907)

Cash Flows from Financing Activities
Net change in demand deposits	(15,309)	18,008
Net change in time deposits	31,085	64,061
Exercise of stock options	10	100
Exercise of warrants	158	-
Net cash provided by financing activities	15,944	82,169
Net change in cash and cash equivalents	(14,206)	17,348
Cash and cash equivalents at beginning of period	37,766	20,418

Cash and cash equivalents at end of period	$23,560	$37,766

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$4,856	$1,934
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

T Bancshares, Inc. (the “Company”) is a bank holding company headquartered in Dallas, Texas. The consolidated financial statements include the accounts of T Bancshares, Inc. and its wholly owned subsidiary, T Bank, NA (the “Bank”). The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany transactions and balances are eliminated in consolidation.

The Bank provides a full range of banking services to individuals and corporate customers with two banking facilities serving North Dallas, Addison, Plano, Frisco and surrounding area communities. Additionally, the Bank maintains a loan production office in Southlake. The Bank’s primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, and a variety of consumer loans. At December 31, 2007, the Bank’s our commercial loan portfolio consisted of approximately 49.8% or $60.8 million in loans to fund the purchase of dental practices. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

The Bank also offers traditional fiduciary services primarily to clients of Cain Watters & Associates P.C. The Bank, Cain Watters & Associates P.C., and III:I Financial Management Research, L.P. have entered into an advisory services agreement related to the trust operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period, as well as the disclosures provided. Changes in assumptions or in market conditions could significantly affect the estimates. The determination of the allowance for loan losses and calculation of fair value of stock options contain significant estimates in determining the recorded amounts.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to significant credit risk on cash and cash equivalents.

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, noninterest-bearing deposits with other financial institutions, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions.

Trust Assets

Property held for customers in a fiduciary capacity, other than trust cash on deposit at the Bank, is not included in the accompanying consolidated financial statements since such items are not assets of the Company.

Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost.

Interest income includes amortization of purchase premiums and accretion of purchase discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses are recorded on the trade date and determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The Bank has investments in stock of the Federal Reserve System and the Federal Home Loan Bank as is required for participation in the services offered. These investments are classified as restricted and are recorded at cost. The Bank has an investment in U.S. Treasury securities which is pledged to the deposits of the Trust Department that exceed the FDIC insurance limits.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees, and allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on commercial business and commercial real estate loans is discontinued when the loan becomes 90 days delinquent unless the credit is well secured and in process of collection. Unsecured consumer loans are generally charged off when the loan becomes 90 days past due. Consumer loans secured by collateral other than real estate are charged off after a review of all factors affecting the ability to collect on the loan, including the borrower’s history, overall financial condition, resources, guarantor support, and the realizable value of any collateral. However, any consumer loan past 180 days is charged off. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. The Bank had no charge offs at December 31, 2007 and 2006.

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual basis. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the collectability of loans based on historical experience and the borrowers ability to repay, the nature and volume of the portfolio, information about specific borrower situations and the estimated value of any underlying collateral, economic conditions and other factors.

The allowance consists of general and specific reserves. The specific component relates to loans that are individually evaluated and determined to be impaired. This evaluation is often based on significant estimates and assumptions due to the level of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to change. The general component relates to the entire group of loans that are evaluated in the aggregate based primarily on industry historical loss experience adjusted for current economic factors. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.

As of December 31, 2007 and 2006, the Bank had not incurred any charge-offs and the allowance for loan loss was approximately 1.31% and 1.12% of total loans, respectfully.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated over the lease term or estimated life, whichever is shorter. Repair and maintenance costs are expensed as incurred.

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Accounting for Stock-based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plan equaled the market price on the grant date.

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the grant date.

As a result of adopting Statement 123(R), the Company recorded $79,000 and $90,000 in compensation expense for the year ended December 31, 2007 and December 31, 2006, respectively, in connection with the Stock Incentive Plan. This amount is not reduced by related deferred tax assets since all deferred tax assets are impaired as of December 31, 2007 (see Note 10). As of December 31, 2007 there was $269,000 of total unrecognized compensation cost related to non-vested equity-based compensation awards expected to vest.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has provided a 100% valuation allowance for its net deferred tax asset due to the Company’s net operating loss carry-forward of approximately $458,000 as of December 31, 2007.

Earnings Per Share

Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents. Common stock equivalents consist of stock options and warrants and are computed using the treasury stock method.

The Company reported minimal net income for the year ended December 31, 2006. The dilutive effect of 176,000 outstanding options and 432,600 outstanding warrants for the year ended December 31, 2006, is not considered in the per share calculations for these periods as the impact would have been anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity. The Company had no available for sale securities as of December 31, 2007 and 2006.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments

While the chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated into one reportable operating segment.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) established principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is not permitted. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the implementation of SAB 110 to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  This statement permits, but does not require, entities to measure financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission's office (“SEC”) announced Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period.  It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality.  It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing.  In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance.  The adoption of SAB 108 did not have an impact on our consolidated financial position, results of operations, or cash flows.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, for public companies.  The cumulative effect of applying the provisions of FIN 48 represents a change in accounting principle and shall be reported as an adjustment to the opening balance of retained earnings. In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company did not identify any significant uncertain tax positions. As a result, the adoption of the statement did not have a significant effect on the financial statements of the Company.

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal taxes. Tax returns for 2004 and subsequent years are subject to examination by taxing authorities.

NOTE 2. SECURITIES

At December 31, 2007, securities consisted of a U.S. Treasury note pledged to the Bank’s trust department, $420,000 and $79,000 of restricted Federal Reserve Bank stock and Federal Home Loan Bank stock, respectively, with an estimated fair value that approximated cost.

At December 31, 2006, securities consisted of a U.S. Treasury note pledged to the Bank’s trust department, $420,000 and $47,900 of restricted Federal Reserve Bank stock and Federal Home Loan Bank stock, respectively, with an estimated fair value that approximated cost.

At December 31, 2007 and 2006 the amortized cost and estimated fair value of the Bank’s U.S. Treasury note was as follows:

	December 31, 2007
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$992	$-	$-	$992

	December 31, 2006
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$988	$-	$-	$988

NOTE 3. LOANS

Major classifications of loans are as follows:

(000's)	December 31, 2007	December 31, 2006

Commercial and industrial	$81,811	$55,201
Consumer installment	3,183	3,939
Real estate — mortgage	23,542	20,757
Real estate — construction	13,177	9,373
Other	13	53

	121,726	89,323

Less allowance for loan losses	1,600	1,000
Less deferred loan fees	202	240

Net loans	$119,924	$88,083

The change in the allowance for loan losses is as follows:

(000's)	December 31, 2007	December 31, 2006

Balance at beginning of period	$1,000	$400
Provision charged to operations	600	600
Loans charged off	-	-
Recoveries of loans previously charged off	-	-

Balance at end of period	$1,600	$1,000

	December 31,	December 31,
	2007	2006

Impaired loans were as follows:
Year end loans with allowance allocated	$655,000	$74,000
Year end loans with no allowance allocated	-	-
Impaired loans	655,000	74,000

Amount of allowance allocated	225,000	25,000

Average of impaired loans during the year	227,000	95,000

Interest income recognized during impairment	-	-

Loans past due 90 days still on accrual	430,000	25,000
Non-accrual loans	655,000	74,000
Total non-performing loans	$1,085,000	$99,000

NOTE 4. BANK PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

(000's)	December 31, 2007	December 31, 2006

Leasehold improvements	$931	$767
Furniture and equipment	1,758	1,537
	2,689	2,304

Less: accumulated depreciation	1,088	550
Balance at end of period	$1,601	$1,754

Depreciation expense, including amortization of leasehold improvements, was $538,000 and $330,000 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5. OTHER ASSETS

Other assets, including accrued interest receivable, as of December 31, 2007 and 2006, were as follows:

(000's)	December 31, 2007	December 31, 2006

Accrued interest receivable	$561	$421
Indentifiable intangible assets	239	133
Accounts receivable	132	778
Other	7	-
	$939	$1,332

NOTE 6. DEPOSITS

Deposits at December 31, 2007 and 2006 are summarized as follows:

(000's)	As of December 31, 2007		As of December 31, 2006

Noninterest bearing demand	$13,878	10%	$25,127	21%
Interest bearing demand (NOW)	1,781	2%	1,853	2%
Money market accounts	50,353	38%	54,520	47%
Savings accounts	179	0%	304	0%
Certificates of deposit, less than $100,000	25,032	19%	14,257	12%
Certificates of deposit, greater than $100,000	41,687	31%	21,073	18%

	$132,910	100%	$117,134	100%

At December 31, 2007, the scheduled maturities of certificates of deposit were as follows:

2008	43,044
2009	3,037
2010	2,813
2011	12,507
2012	5,318

Total	$66,719

NOTE 7. OTHER LIABILITIES

Other liabilities as of December 31, 2007 and December 31, 2006, were as follows:

(000's)	December 31, 2007	December 31, 2006

Interest Payable	$155	$76
Audit Fees	136	94
Legal	113	-
Franchise & Property Taxes	21	7
Other Accruals	54	2

	$479	$179

NOTE 8. BENEFIT PLANS

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. In 2007, the Company implemented a 401K plan, which provides for contributions by employees. As of December 31, 2007, the Company had no plans to match employee contributions.

NOTE 9. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

(000s)	2007	2006

Income tax expense (benefit) was as follows:
Current federal taxable income	$339	$170
NOL utilized	(339)	(170)
Total current taxes due	-	-

Deferred federal tax provision (benefit)	(326)	28
Valuation allowance	326	(28)
	$-	$-

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2007 and 2006:

U.S. statutory rate	34.0%
Valuation Allowance	-34.0%

Effective tax rate	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(000s)	2007	2006

Deferred tax assets:
Organizational costs	$167	$268
Stock-based compensation	47	22
Allowance for loan losses	544	340
FAS91 fees	69	-
Net operating loss carryforward	156	606
Total deferred tax asset	983	1,236
Deferred tax liabilities:
Depreciation and amortization	(113)	(40)
	870	1,196
Less valuation allowance for net deferred tax asset	(870)	(1,196)
	$-	$-

Management has provided a 100% valuation allowance for its net deferred tax asset. As of December 31, 2007, the Company had net tax operating loss carry-forwards of approximately $458,000 that will ultimately expire in 2025 if not used. The Company produced taxable income for the years ended December 31, 2007 and 2006 in the amounts of $997,000 and $828,000, respectively, and applied its net operating loss eliminating any current taxes due. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2007, management believes it is more likely than not that the Company will not realize the benefits of those deductible differences.

NOTE 10. STOCK OPTIONS AND WARRANTS

On June 2, 2005, the shareholders of the Company approved the 2005 Stock Incentive Plan (“Plan”). Under the Plan, up to 260,000 shares of the Company’s stock were made available in the form of incentive stock options. Any award that expires or is forfeited is returned to the Plan.

Stock options are granted under the Plan with an exercise price equal to or greater than the stock fair market value at the date of grant. All stock options granted have ten-year lives with vesting terms of five years.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rate for the period within the contractual life of the stock option is based upon the ten year Treasury rate at the date of grant.

The following is a summary of activity in the Company’s Stock Incentive Plan for 2007 and 2006:

	2007		2006
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the year	176,000	$10.05	184,500	$10.00
Granted	27,500	12.77	17,500	10.55
Exercised	1,000	10.00	10,000	10.00
Expired / forfeited	6,500	10.00	16,000	10.00

Outstanding at end of period	196,000	$10.44	176,000	$10.05
Exercisable at end of period	94,100	$10.02	63,400	$10.00
Available for grant at end of period	53,000		74,000

	2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1	112,600	$2.15	147,600	$2.11
Granted	27,500	5.13	17,500	2.39
Vested	33,700	2.13	36,500	2.11
Forfeited	4,500	2.11	16,000	2.11

Nonvested at December 31	101,900	$2.93	112,600	$2.15

The weighted average grant date fair value per option granted during 2007 was $5.13. The Company has 53,000 options available for grant at December 31, 2007. As of December 31, 2007 approximately $269,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements to be recognized over the average vesting period of 2.8 years.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2007	2006

Risk-free interest rate	4%	2%
Dividend yield	0%	0%
Expected stock price volatility	19%	10%
Expected term	8 years	10 years

All options carry exercise prices ranging from $10.00 to $13.00.

The aggregate intrinsic value of the options exercisable and outstanding at December 31, 2007 was $8,100 and $0, respectively. The Company has two stock warrant plans at December 31, 2007. As previously disclosed, the Board of Directors of the Company amended the shareholder warrants to extend the expiration date of its initial shareholder warrants to 2:00 pm, Dallas, Texas time on the earlier of May 2, 2009, or the occurrence of certain regulatory action.

Initial shareholders in the Company received warrants to purchase one share of common stock for every five shares of common stock purchases in the offering. A total of 336,000 warrants were issued. These warrants are exercisable at a price of $12.50 per share at any time until May 2, 2009. During 2007, the Company received cash of $158,000 for the exercise of 12,651 warrants. Outstanding warrants at December 31, 2007 were 323,199. No warrants were exercised during 2006.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and remain outstanding at December 31, 2007. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014.

NOTE 11. LOAN COMMITMENTS AND OTHER CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2007 and 2006, the Company had commitments to extend credit of approximately $13.5 million and $20.4 million, respectively.

The Company has a three lease agreements, which expire on or before 2014. In addition to the leases for office space, the Company also leases various pieces of office equipment under short-term agreements. The following table summarizes loan commitments and minimum rental commitments for office space leases as of December 31, 2007:

	As of December 31, 2007
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Unused lines of credit	$9,571	$1,521	$69	$2,333
Standby letters of credit	20
Operating Leases	279	578	591	473
Total	$9,870	$2,099	$660	$2,806

Lease expense for the years ended December 31, 2007 and 2006 was $273,000 and $196,000, respectively.

The Company and the Bank have entered into employment agreements with two officers of the Bank. The agreements are for a one-year term and are automatically renewable unless either party elects to terminate and provides written notice 30 days prior to each anniversary date.

NOTE 12. RELATED PARTIES

The Company purchased corporate insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. Premiums paid totaled $87,000 and $40,000 for the years ended December 31, 2007 and 2006, respectfully.

The Company purchased employee benefit insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the years ended December 31, 2007 and 2006 those premiums totaled $168,000 and $165,000 respectively.

Certain Directors and Officers of the Bank have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

NOTE 13. REGULATORY MATTERS

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007 and December 31, 2006, the most recent notification from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$14,499	13.00%	$8,921	≥	8.00%	$11,151	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,093	11.74%	4,460	≥	4.00%	6,691	≥	6.00%

Tier 1 Capital (to Average Assets)	13,093	9.45%	5,540	≥	4.00%	6,925	≥	5.00%

As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$13,351	13.55%	$7,885	≥	8.00%	$9,856	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,351	12.53%	3,943	≥	4.00%	5,914	≥	6.00%

Tier 1 Capital (to Average Assets)	12,351	10.81%	4,571	≥	4.00%	5,714	≥	5.00%

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$23,560	$23,560	$37,766	$37,766
Securities — restricted	1,491	1,491	1,456	1,456
Loans, net	119,924	120,911	88,083	88,083
Accrued interest receivable	561	561	421	421

Financial liabilities
Deposits	132,910	133,647	117,134	117,134
Accrued interest payable	155	155	76	76

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, restricted securities, accrued interest receivable and payable, and demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

NOTE 15. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEET

(000's)	December 31, 2007	December 31, 2006

ASSETS

Cash and due from banks	$743	$727
Investment in subsidiary	13,383	12,351

Total Assets	$14,126	$13,078

LIABILITIES AND CAPITAL

Capital	14,126	13,078

Total Liabilities and Capital	$14,126	$13,078

NOTE 15. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS cont’d

T BANCSHARES, INC.
CONDENSED STATEMENT OF INCOME
YEARS ENDED DECEMBER 31,

(000's)	2007	2006

Equity in income from subsidiary	$1,032	$161

Noninterest expense:
Professional and administrative	152	59
Stock options	79	90
Total noninterest expenses	231	149

Net income	$801	$12

NOTE 15. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS cont’d

T BANCSHARES, INC.
CONDENSED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31,

(000's)	2007	2006

Cash Flows from Operating Activities

Net Income	$801	$12
Adjustments to reconcile net income to net cash used by operating activities:

Equity in (earnings) loss of Bank	(1,032)	(161)
Stock based compensation	79	90
Net cash used by operating activities	(152)	(59)

Cash Flows from Investing Activities

Proceeds from sale of premises and equipment	-	12
Net cash provided by investing activities	-	12

Cash Flows from Financing Activities

Exercise of options	10	100
Exercise of warrants	158	-
Net cash provided by financing activities	168	100

Net change in cash and cash equivalents	16	53
Cash and cash equivalents at beginning of period	727	674

Cash and cash equivalents at end of period	$743	$727

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a - 15(f) of the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Company’s financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the financial statement preparation’s and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of December 31, 2007, the Company’s internal controls over financial reporting are effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information concerning the Company’s directors and executive officers will appear in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees of the Company and the Bank. The Code of Conduct and Ethics will appear in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption “Code of Ethics.” Such information is incorporated herein by reference.

Section 16A Beneficial Ownership Reporting Compliance

Patrick J. Howard, Director and Chief Operating Officer, failed to file a Form 3 and a Form 4 in a timely manner upon joining the Company.

Item 10.	Executive Compensation.

Information in response to this item will appear in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee.” Such information is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information concerning security ownership of certain beneficial owners and management will appear in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions will appear in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 13.	Principal Accountant Fees and Services.

Information concerning principal accounting fees and services will appear in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

Item 14.	Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws of Registrant (1)
10.1	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) 2005 Incentive Plan (2)(3)
10.2	Form of Incentive Stock Option Agreement (2)(3)
10.3	Form of Non-Qualified Stock Option Agreement (2)(3)
10.4	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Organizers' Warrant Agreement dated November 2, 2004 (1)
10.5	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Shareholders' Warrant Agreement dated November 2, 2004 (1)
10.6	Extension of term of initial Shareholder Warrants (1)
10.7	Form of Employment Agreement by and between T Bancshares, Inc. and Patrick Howard (1)(3)
10.8	Form of Employment Agreement by and between T Bancshares, Inc. and Steve Jones (1)(3)
21	Subsidiaries of T Bancshares, Inc. (2)
23	Consent of Weaver and Tidwell L.L.P.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act*

(1)	Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 and as amended on June 11, 2007 (file no. 333-111153).
(2)	Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant with the SEC on September 20, 2005 (file no. 333-128456).
(3)	Indicates a compensatory plan or contract.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Dated:	March 31, 2008	By:	/s/ Patrick G. Adams
Patrick G. Adams

Chief Executive Officer (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick G. Adams	Director	March 31, 2008
Patrick G. Adams

/s/ Stanley E. Allred	Director	March 31, 2008
Stanley E. Allred

/s/ Dan Basso	Director	March 31, 2008
Dan Basso

/s/ Frankie Basso	Director	March 31, 2008
Frankie Basso

/s/ David Carstens	Director	March 31, 2008
David Carstens

/s/ Ron Denheyer	Director	March 31, 2008
Ron Denheyer

/s/ Mark Foglietta	Director	March 31, 2008
Mark Foglietta

/s/ Patrick Howard	Director	March 31, 2008
Patrick Howard

/s/ Hunter Hunt	Director	March 31, 2008
Hunter Hunt

/s/ Eric Langford	Director	March 31, 2008
Eric Langford

/s/ Steven M. Lugar	Director	March 31, 2008
Steven M. Lugar, CFP

SIGNATURE	TITLE	DATE

/s/ Charles M. Mapes, III	Director	March 31, 2008
Charles M. Mapes, III

/s/ Thomas McDougal	Director	March 31, 2008
Thomas McDougal, DDS

/s/ Daniel Meyer	Director	March 31, 2008
Daniel Meyer

/s/ Anthony Pusateri	Director	March 31, 2008
Anthony Pusateri

/s/ Gordon R. Youngblood	Director	March 31, 2008
Gordon R. Youngblood

/s/ Cyvia Noble	Director	March 31, 2008
Cyvia Noble

/s/ Steven Jones	Director	March 31, 2008
Steven Jones