Form 10-Q
period 2008-03-31
T Bancshares, Inc.
filed 2008-05-15
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File Number 000-51297

T BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	71-0919962
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16000 Dallas Parkway, Suite 125, Dallas, Texas 75248
(Address of principal executive offices)

(972) 720- 9000
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or smaller reporting company.

Larger Accelerated filer Yes ☐ No ☒
Non Accelerated filer Yes ☐ No ☒
Nonaccelerated filer Yes ☐ No ☒
Smaller Reporting Company Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of April 30, 2008, was 1,703,801 shares.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

T BANCSHARES, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(000's)	March 31, 2008	December 31, 2007
	(unaudited)

ASSETS

Cash and due from banks	$2,671	$3,235
Federal funds sold	15,565	20,325

Total cash and cash equivalents	18,236	23,560

Investments restricted, at cost	499	499
Held to maturity, restricted	997	992
Loans, net of allowance for loan losses of $1,575 and $1,600, respectively	129,769	119,924
Bank premises and equipment, net	1,471	1,600
Other assets	938	940

Total assets	$151,910	$147,515

LIABILITIES

Demand Deposits:
Noninterest-bearing	$11,969	$13,878
Interest-bearing	47,028	52,313
Time deposits $100,000 and over	48,701	41,687
Other time deposits	29,525	25,031

Total deposits	137,223	132,909

Other liabilities	562	480

Total liabilities	137,785	133,389

Shareholders' Equity

Common Stock, $ .01 par value; 10,000,000 shares authorized; 1,703,801 and 1,703,801 shares issued and outstanding, respectively	17	17
Additional paid-in capital	16,844	16,819
Retained deficit	(2,736)	(2,710)

Total shareholders' equity	14,125	14,126

Total liabilities and shareholders' equity	$151,910	$147,515

See accompanying notes to financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(000's, except share information)	2008	2007

Interest Income

Loan, including fees	$2,501	$2,010
Securities, restricted	15	20
Federal funds sold	120	380

Total interest income	2,636	2,410

Interest Expense

Deposits	1,327	1,160

Net interest income	1,309	1,250

Provision for loan losses	150	150

Net interest income after provision for loan losses	1,159	1,100

Noninterest Income

Trust income	2,463	2,078
Service fees	25	515

Total noninterest income	2,488	2,593

Noninterest Expense

Salaries and employee benefits	756	647
Occupancy and equipment	377	307
Trust expenses	2,136	2,141
Professional fees	143	117
Other	261	350

Total noninterest expense	3,673	3,562

Net Income (Loss)	$(26)	$131

Earning (loss) per common share:

Basic	(0.02)	0.08
Diluted	(0.02)	0.05

Weighted average common shares outstanding	1,703,801	1,690,150
Weighted average diluted shares outstanding	1,703,801	1,712,743

See accompanying notes to financial statements

T BANCSHARES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Total

BALANCE, January 1, 2007	$17	$16,572	$(3,511)	$13,078

Comprehensive income:
Net income — YTD			131	131
Total comprehensive income (loss)				131

Stock based compensation		16		16

BALANCE, March 31, 2007	$17	$16,588	$(3,380)	$13,225

BALANCE, January 1, 2008	$17	$16,819	$(2,710)	$14,126

Comprehensive income:
Net loss — YTD			(26)	(26)
Total comprehensive income				(26)

Stock based compensation		25		25

BALANCE, March 31, 2008	$17	$16,844	$(2,736)	$14,125

See accompanying notes to financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(000's)	2008	2007

Cash Flows from Operating Activities

Net income (loss)	$(26)	$131
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Provision for loan losses	150	150
Depreciation and amortization	135	124
Accretion of discount	(8)	(12)
Stock based compensation	25	16
Net change in other assets	2	467
Net change in other liabilities	82	258

Net cash provided by operating activities	360	1,134

Cash Flows from Investing Activities

Purchase of securities held to maturity	(997)	(988)
Proceeds from maturity of securities held to maturity	1,000	1,000
Net change in loans	(9,995)	(9,226)
Purchases of premises and equipment	(6)	(338)

Net cash used in investing activities	(9,998)	(9,552)

Cash Flows from Financing Activities

Net change in demand deposits	(1,909)	1,444
Net change in time deposits	6,223	1,673

Net cash provided by financing activities	4,314	3,117

Net change in cash and cash equivalents	(5,324)	(5,301)
Cash and cash equivalents at beginning of period	23,560	37,766

Cash and cash equivalents at end of period	$18,236	$32,465

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,221	$1,152
Income taxes	$-	$-

See accompanying notes to financial statements

T BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Organization and Nature of Operations

We prepared the consolidated financial statements of T Bancshares, Inc. and its subsidiaries (the “Company”,” we”, “us”, or “our”, hereafter) following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) can be condensed or omitted.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement 109” (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation on April 1, 2007, did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows due to the significant net operating loss carry forwards of the Company.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” (“SFAS 157”) which provides guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilites to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that, for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the Company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard on January 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows of the Company.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 115”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The FASB believes the statement will improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Use of the statement will expand the use of fair value measurements for accounting for financial instruments. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. The adoption of this standard on January 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows of the Company.

NOTE 3.  LOANS

Loans held in portfolio consisted of the following:
(000's)	March 31, 2008	December 31, 2007

Commercial and industrial	$88,625	$81,811
Consumer installment	3,463	3,183
Real estate — mortgage	15,001	23,542
Real estate — construction	24,430	13,177
Other	14	13

	131,533	121,726

Less allowance for loan losses	1,575	1,600
Less deferred loan fees	189	202

Net loans	$129,769	$119,924

The change in the allowance for loan losses is as follows:

(000's)	March 31, 2008	December 31, 2007

Balance at beginning of period	$1,600	$1,000
Provision charged to operations	150	600
Loans charged off	175	-
Recoveries of loans previously charged off	-	-

Balance at end of period	$1,575	$1,600

At March 31, 2008, there were $177,000 of nonaccrual loans and no loans contractually delinquent over ninety days.

NOTE 4. SECURITIES

At March 31, 2008 and December 31, 2007, securities to be held to maturity consisted of the following:

	March 31, 2008
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Treasury Notes	$997	$-	$-	$997

	December 31, 2007
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Treasury Notes	$992	$-	$-	$992

Our subsidiary, T Bank, N.A. (the “Bank”) held Federal Reserve Bank of Dallas stock of $420,000 and Federal Home Loan Bank of Dallas stock of $79,000, with an estimated fair value that approximated cost, at March 31, 2008 and December 31, 2007.

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts has terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at March 31, 2008 and December 31, 2007 were as follows:
(000's)	March 31, 2008	December 31, 2007
Leasehold improvements	$931	$931
Furniture and equipment	1,763	1,758
	2,694	2,689
Less: accumulated depreciation	1,223	1,089
Balance at end of period	$1,471	$1,600

NOTE 7. OTHER ASSETS

Other assets consisted of the following at March 31, 2008 and December 31, 2007:
(000's)	March 31, 2008	December 31, 2007

Accrued interest receivable	$526	$561
Identifiable intangible assets	326	239
Accounts receivable	83	132
Other	3	8

	$938	$940

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of March 31, 2008		As of December 31, 2007

Noninterest bearing demand	$11,969	9%	$13,878	10%
Interest bearing demand (NOW)	2,499	2%	1,781	2%
Money market accounts	44,393	32%	50,353	38%
Savings accounts	136	0%	178	0%
Certificates of deposit, less than $100,000	29,525	22%	25,032	19%
Certificates of deposit, $100,000 and greater	48,701	35%	41,687	31%
	$137,223	100%	$132,909	100.0%

At March 31, 2008 the scheduled maturities of certificates of deposit were as follows:

(000’s)
2008	$43,917
2009	9,103
2010	4,366
2011	13,575
2012	6,203
2013	1,062

Total	$78,226

NOTE 9. Other liabilities

Other liabilities are comprised of the following at March 31, 2008 and December 31, 2007:
(000's)	March 31, 2008	December 31, 2007

Interest Payable	$260	$155
Audit Fees	128	136
Incentive Compensation	35	-
Legal	121	113
Franchise & Property Taxes	17	21
Other Accruals	1	55
	$562	$480

NOTE 10. INCOME TAXES

No federal tax expense has been recorded for quarter-ending March 31, 2008 as net operating losses are being used to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved against. As of December 31, 2007, the Company had net tax operating loss carry forwards of approximately $458,000 that will ultimately expire in 2025 if not used. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 11. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The plan authorizes the granting of up to 260,000 shares to employees of the Company. The plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors. As of March 31, 2008 and December 31, 2007, a total of 196,000 and 196,000 options, respectively, had been issued with an average exercise price of $10.44 and $10.44 per share, respectively. These options vest through September 2012.

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

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the three months ended March 31, 2008 is $25,000 lower than if we had continued to account for stock-based compensation under APB 25.

The following is a summary of activity in the Company’s stock option plan at March 31, 2008:

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the year	196,000	$10.44
Granted	-	-
Exercised	-	-
Expired / forfeited	-	-

Outstanding at end of period	196,000	$10.44
Exercisable at end of period	97,600	$10.03
Available for grant at end of period	53,000

The weighted average remaining contractual life of options outstanding at March 31, 2008 was 7.76 years. Outstanding options were granted with an average exercise price of $10.44.

The weighted average fair value per option granted at March 31, 2008 is $2.53. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions dividend yield of 0%, expected volatility between 10% and 24%, risk-free interest rate of 2% to 4% and an expected life of 8 to 10 years.

The following is a summary of the Company’s nonvested options at March 31, 2008:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2008	101,900	$2.15
Granted	-	-
Vested	3,500	2.39
Forfeited	-	-

Nonvested at March 31, 2008	98,400	$2.74

As of March 31, 2008, there was approximately $176,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements to be recognized over the vesting period.

NOTE 12. STOCK WARRANTS

The Company had two stock warrant plans at March 31, 2008 and December 31, 2007. As previously disclosed, the Board of Directors of the Company amended the shareholder warrants to extend the expiration date of its initial shareholder warrants to 2:00 p.m., Dallas, Texas time on the earlier of May 2, 2009, or the occurrence of certain regulatory action.

Initial shareholders in the Company received warrants to purchase one share of common stock for every five shares of common stock purchased in the initial public offering. A total of 336,000 warrants were issued and 323,199 and 323,199 were outstanding at March 31, 2008 and December 31, 2007, respectively. These warrants are exercisable at a price of $12.50 per share at any time until May 2, 2009. During the three months ended March 31, 2008, the Company had no warrants exercised.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and remain outstanding at March 31, 2008. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the three months ended March 31, 2008, no warrants were exercised.

There were no additional warrants issued during the three months ended March 31, 2008.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2008, the Company had commitments to extend credit and standby letters of credit of approximately $11.4 million and $179,500, respectively. At December 31, 2007, the Company had commitments to extend credit and standby letters of credit of approximately $13.5 million and $450,000, respectively.

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

The agreement for Mr. Howard provides for compensation and benefits including the issuance of options to acquire up to 25,000 shares of the Company’s common stock at $13 per share, exercisable within ten years from the date of grant. At March 31, 2008, these options were issued and outstanding under the stock option plan disclosed in Note 11.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2008 and December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2008 and December 31, 2007, the most recent notification from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of March 31, 2008
Total Capital (to Risk Weighted Assets)	$14,602	12.34%	$9,463	≥	8.00%	$11,829	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,122	11.09%	4,731	≥	4.00%	7,097	≥	6.00%

Tier 1 Capital (to Average Assets)	13,122	8.90%	5,899	≥	4.00%	7,374	≥	5.00%

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$14,499	13.00%	$8,921	≥	8.00%	$11,151	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,093	11.74%	4,460	≥	4.00%	6,691	≥	6.00%

Tier 1 Capital (to Average Assets)	13,093	9.45%	5,540	≥	4.00%	6,925	≥	5.00%

NOTE 15. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEET
(Unaudited)

(000's)	March 31, 2008	December 31, 2007

ASSETS

Cash and due from banks	$713	$743
Investment in subsidiary	13,412	13,383

Total Assets	$14,125	$14,126

LIABILITIES AND CAPITAL

Capital	14,125	14,126

Total Liabilities and Capital	$14,125	$14,126

T BANCSHARES, INC.
CONDENSED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31,
(000's)	2008	2007

Equity in income (loss) from subsidiary	$29	$152

Noninterest expense:
Professional and administrative	30	5
Stock options	25	16
Total noninterest expenses	55	21

Net income (loss)	$(26)	$131

T BANCSHARES, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(000's)	2008	2007

Cash Flows from Operating Activities

Net Income (Loss)	$(26)	$131
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Equity in (earnings) loss of Bank	(29)	(152)
Stock based compensation	25	16
Net change in other assets	-	-
Net change in other liabilities	-	-

Net cash provided (used) by operating activities	(30)	(5)

Cash Flows from Investing Activities

Proceeds from sale of premises and equipment	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities

Exercise of warrants	-	-

Net cash provided by financing activities	-	-

Net change in cash and cash equivalents	(30)	(5)
Cash and cash equivalents at beginning of period	743	727

Cash and cash equivalents at end of period	$713	$722

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis represents our consolidated financial condition as of March 31, 2008 and December 31, 2007, and our consolidated results of operations for the three months ended March 31, 2008 and 2007. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, including the following:

•	we have limited operating history upon which to base an estimate of our future financial performance;

•
if we are unable to implement our business plan and strategies, we will be hampered in our ability to develop business and serve our customers, which, in turn, could have an adverse effect on our financial performance;

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	we face substantial competition in our primary market area;

•	if we fail to sustain attractive investment returns to our Trust customers, our growth and profitability in our Trust services could be adversely affected;

•	we have a significant dental industry loan concentration in which economic or regulatory changes could adversely affect the ability of those customers to fulfill their loan obligations;

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

These factors and the risk factors referred to in our Annual Report on Form 10-KSB for the year ended December 31, 2007 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement reflects only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco and the neighboring Texas communities. As of March 31, 2008, we had, on a consolidated basis, total assets of $152 million, net loans of $130 million, total deposits of $137 million, and shareholders’ equity of $14.1 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.  We also have a loan production office located at 850 E State Highway 114, Suite 200, Southlake, Texas.

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

The following discussion focuses on our financial condition at March 31, 2008 and December 31, 2007, and our results of operations for the three months ended March 31, 2008 and 2007.

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

Net interest income increased 8.3%, or $100,000 to $1.3 million for the three months ended March 31, 2008 from $1.2 million for the three months ended March 31, 2007. Net interest margin was 3.7% and 4.1% for the three months ended March 31, 2008 and 2007, respectively. The decrease in margin is primarily the result of an increase in the volume of money market and time deposits and rates paid on those time deposits.

Total interest income increased by 8.3% to $2.6 million for the three months ended March 31, 2008, as compared to $2.4 million for the three months ended March 31, 2007. This increase is attributable primarily to increased loan volumes.

Total interest expense increased by 8.3% to $1.3 million for the three months ended March 31, 2008, compared to $1.2 million for the three months ended March 31, 2007. This increase resulted primarily from growth in our time deposits to $78 million at March 31, 2008, from $66.7 million at December 31, 2007. The average interest rate paid for interest-bearing deposits for the three months ended March 31, 2008, was 4.4%, compared to 4.7% for the same period in 2007.

Key Performance Indicators at March 31, 2008

The following were key indicators of our performance and results of operations through the first quarter of 2008:

•	total assets grew to $152 million at the end of the first quarter of 2008, representing an increase of $4 million or 2.7%, from $148 million at the end of 2007;

•	total loans, net of allowance for loan losses, grew to $130 million at the end of the first quarter of 2008, representing an increase of $10 million or 8.3%, from $120 million at the end of 2007;

•	total deposits grew to $137 million at the end of the first quarter of 2008, representing and increase of $4 million or 3.0% from $133 million at the end of 2007;

•	total revenue was $5.1 million for the three months ended March 31, 2008 compared to $5 million for the three months ended March 31, 2007, representing an increase of 2%; and

•	net loss was $26,000 for the three months ended March 31, 2008, compared to net income of $131,000 for the three months ended March 31, 2007.

 These items, as well as other factors, are discussed in further detail throughout this “Management’s Discussion and Analysis or Plan of Operation” section of this Quarterly Report on Form 10-Q.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three months ended March 31, 2008 and 2007.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended March 31,
	2008			2007
(000's)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield

Interest-earning assets

Loans, net of reserve	$126,145	$2,501	7.9%	$91,220	$2,010	9.0%
Federal funds sold	15,081	120	3.2%	29,497	380	4.7%
Securities	1,495	15	4.0%	1,449	20	6.0%
Total earning assets	142,721	2,636	7.4%	122,166	2,410	7.8%
Cash and other assets	4,752			6,045
Total assets	$147,473			$128,211

Interest-bearing liabilities
NOW accounts	$1,721	$5	1.2%	$2,070	$5	1.1%
Money market accounts	45,925	384	3.3%	60,461	677	3.4%
Savings accounts	158	1	2.5%	362	1	1.5%
Certificates of deposit less than $100,000	27,130	349	5.1%	14,549	192	4.5%
Certificates of deposit $100,000 or greater	44,921	588	5.2%	21,468	285	4.4%
Total interest bearing deposits	119,855	1,327	4.4%	98,910	1,160	3.7%
Noninterest bearing deposits	13,533			16,795
Other liabilities	1,032			155
Stockholders equity	13,053			12,351
Total liabilities and stockholders' equity	$147,473			$128,211

Net interest income		1,309			1,250
Net interest spread			3.0%			4.1%
Net interest margin			3.7%			5.4%

Provision for loan loss		150			150
Non-interest income		2,488			2,593
Non-interest expense		3,673			3,562
Income (loss) before income taxes		(26)			131
Income taxes expense (benefit)		-			-
Net income (loss)		$(26)			$131

Earnings (loss) per share		(0.02)			0.08
Return on average equity		(0.8)%			4.24%
Return on average assets		(0.07)%			0.41%
Equity to assets ratio		8.85%			9.63%

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

For the three months ended March 31, 2008, our provision for loan losses was $150,000. The provision amounts are directly related to loan volumes. For the three months ended March 31, 2007, our provision for loan losses was $150,000. We had charge-offs of $175,000 during the three months ended March 31, 2008.

Non-interest Income

Non-interest income for the three months ended March 31, 2008 amounted to approximately $2.5 million and was primarily attributable to fee income generated by the Company for trust services, which the Company began offering in the third quarter of 2007, and service charges on depository accounts. Fee income and services charges for the first quarter of 2007 totaled $2.6 million. The Company’s service charge income declined due to a recently severed client relationship.

Noninterest Expense

Total noninterest expense was $3.7 million for the three months ended March 31, 2008, compared to $3.6 for the three months ended March 31, 2007.

Salaries and employee benefits totaled $756,000 for the three months ended March 31, 2008, as compared to $647,000 for the three months ended March 31, 2007. We had 29 full-time equivalent employees as of March 31, 2008 compared to 24 full-time equivalent employees as of March 31, 2007. Included in the three months ending March 31, 2008, is $25,000 of expense related to stock options. For the three months ended March 31, 2007, there was $16,000 of expense related to stock options.

Occupancy and equipment expenses totaled $377,000 for the three months ended March 31, 2008, as compared to $307,000 for the three months ended March 31, 2007. Expense in both periods is attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Trust expenses were $2.1 million for the three months ended March 31, 2008 and $2.1 million for the three months ended March 31, 2007.

Professional fees were $143,000 for the three months ended March 31, 2008, compared to $117,000 for the three months ended March 31, 2007.

Income Taxes

No federal income tax expense was recorded for the quarter ended March 31, 2008, because we are using net operating losses to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved. Cumulative net operating loss available to carry forward for tax purposes is approximately $458,000 as of December 31, 2007.

Financial Condition

Our total assets as of March 31, 2008 were $152 million, compared to $148 million as of December 31, 2007. The increase in our total assets was primarily the result of deployment of federal funds sold for loan growth and the resulting increase in deposits.

Our total deposits were $137 million as of March 31, 2008, compared to $133 million as of December 31, 2007. Our deposit growth is primarily the result of our continued marketing efforts to attract new clients and growth from trust services.

As of March 31, 2008, our shareholders’ equity was $14.1 million, compared to $14.1 million as of December 31, 2007.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At March 31, 2008, we had $15.6 million in federal funds sold. At December 31, 2007, we had $20.3 million federal funds sold. Federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

At March 31, 2008 and December 31, 2007, our securities consisted of Federal Reserve Bank of Dallas stock at cost of $420,000, and Federal Home Loan Bank of Dallas stock at cost of $79,000. We had 90-day maturing U.S. Treasury Securities at March 31, 2008 and December 31, 2007, having an amortized cost and estimated fair value of $997,000 and $992,000, respectively. Weighted average yield of the securities portfolio at March 31, 2008 was 4.0%.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:
	As of	As of
(000's)	March 31, 2008	December 31, 2007

Commercial and industrial	$88,625	$81,811
Consumer installment	3,463	3,183
Real estate — mortgage	15,001	23,542
Real estate — construction	24,430	13,177
Other	14	13
	131,533	121,726

Less allowance for loan losses	1,575	1,600
Less deferred loan fees	189	202
	$129,769	$119,924

As of March 31, 2008 and December 31, 2007, our total loans were $130 million and $120 million, respectively. The increase in our loan volume is a result of continued strong demand for commercial and industrial loans. Total loans, net of reserves and deferred fees, as a percentage of total assets were 85.0% as of March 31, 2008.

Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients businesses. At March 31, 2008 and December 31, 2007, commercial loans totaled $88.6 million and $81.8 million, representing approximately 67.4% and 67.2% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At March 31, 2008 and December 31, 2007, consumer loans totaled $3.4 million and $3.2 million, approximately 2.6% and 2.6% of our total funded loans, respectively.

Our real estate loan portfolio is comprised of construction loans and short-term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Short-term mortgage loans are typically secured by commercial properties occupied by the borrower; typically have terms of three to ten years with both fixed and floating rates. At March 31, 2008 and December 31, 2007, real estate loans totaled $39.4 million and $36.7 million, approximately 30% and 30.2% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2008, our commercial loan portfolio included $67.3 million of loans, approximately 51.2% of our total funded loans, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity distribution and type of loan within our loan portfolio as of March 31, 2008:
	As of March 31, 2008
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$23,489	$9,435	$787	$38,722	$19,192	$88,625
Consumer installment	1,424	804	5	938	292	3,463
Real estate — mortgage*	11,578	5,265	2,157	4,079	2,695	25,774
Real estate — construction*	9,390	1,975	196	-	2,097	13,658
Other	13	-	-	-	-	13
Total	$45,894	$17,479	$3,145	$43,738	$21,276	$131,533

*Includes nonaccrual and other loans at March 31, 2008

Nonperforming Loans and Assets

 Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of March 31, 2008, we had no loans 90 days or more past due and still accruing interest and $177,000 in loans on nonaccrual status.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At March 31, 2008 the Company had $6 million in special mention loans, $2 million in substandard loans, and $177,000 classified as doubtful, which were fully reserved for at March 31, 2008.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.2% of the outstanding principal will be used unless additional information regarding the ability of the identified borrowers to repay certain loans, current economic conditions or other pertinent factors that indicate a different allowance is needed. Our allowance was $1.575 million and $1.6 million as of March 31, 2008 and December 31, 2007, respectively.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the year ended December 31, 2007 we did not incur any charge-offs. We had charge-offs of $175,000 during the three months ended March 31, 2008.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.

(000's)	As of March 31, 2008		As of December 31, 2007
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans

Commercial and industrial	$1,061	67.40%	$1,076	67.22%
Consumer installment	41	2.63%	42	2.61%
Real estate — mortgage	309	19.59%	309	19.34%
Real estate — construction	164	10.38%	173	10.83%
Total allowance for loan losses	$1,575	100.00%	$1,600	100.00%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $1.5 million at March 31, 2008 and $1.6 million at December 31, 2007.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	For the three months ended
(000's)	March 31, 2008			March 31, 2007
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate

Noninterest bearing deposits	$13,533	10.14%	0.00%	$16,795	14.5%	0.0%
NOW accounts	1,721	1.29%	1.13%	2,070	1.8%	1.0%
Money market accounts	45,925	34.43%	3.34%	60,461	52.2%	4.5%
Savings accounts	158	0.12%	1.46%	362	0.3%	1.5%
Certificates of deposit, less than $100,000	27,130	20.34%	5.18%	14,549	12.6%	5.3%
Certificates of deposit, $100,000 or greater	44,921	33.68%	5.22%	21,468	18.6%	5.3%

Total deposits	$133,388	100.00%	4.43%	$115,705	100.00%	4.7%

Total deposits at March 31, 2008 and December 31, 2007 were $137 million and $133 million respectively, representing an increase of $4 million or 3%, during the three-month period ending March 31, 2008. The Bank continues to seek ways to attract additional deposits.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	March 31, 2008	December 31, 2007

Three months or less	$7,126	$2,034
Over three months through 12 months	24,104	25,049
Over one year through three years	4,983	11,650
Over three years	12,488	2,954

Total	$48,701	$41,687

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at March 31, 2008.

Borrowings

At March 31, 2008, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $16.2 million and $20,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $41.9 million at March 31, 2008. We have access to a variety of borrowing sources including federal funds purchased and advances from Federal Home Loan Bank. However, management believes we have sufficient funds available to meet current originations and other commitments.

The Bank’s significant contractual obligations and other potential funding needs at March 31, 2008 consist of:

	As of March 31, 2008
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years

Operating leases	$279	$874	$482	$215

Certificates of deposit	$49,612	$8,692	$19755	$-

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

As of March 31, 2008, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of March 31, 2008
Total Capital (to Risk Weighted Assets)	$14,602	12.34%	$9,463	≥	8.00%	$11,829	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,122	11.09%	4,,731	≥	4.00%	7,097	≥	6.00%

Tier 1 Capital (to Average Assets)	13,122	8.90%	5,899	≥	4.00%	7,374	≥	5.00%

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$14,499	13.00%	$8,921	≥	8.00%	$11,151	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,093	11.74%	4,460	≥	4.00%	6,691	≥	6.00%

Tier 1 Capital (to Average Assets)	13,093	9.45%	5,540	≥	4.00%	6,925	≥	5.00%

 Liquidity Management

At March 31, 2008 the Company (excluding the Bank) had approximately $713,000 in remaining cash proceeds of the initial public offering, which includes $108,000 of initial shareholder warrant and option exercises. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the accumulated deficit has been eliminated.

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

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of March 31, 2008, the loan to deposit ratio was 96%.

The Bank had cash and cash equivalents of $18.2 million, or 12% of total Bank assets, at March 31, 2008. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well-capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At March 31, 2008, the Bank was considered “well-capitalized” by regulatory standards; however, the Bank is precluded from paying dividends due to its accumulated deficit.

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

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship among various interest rates. At March 31, 2008, we modeled rising ramp and declining interest rate simulations in 100 basis point increments spread ratably over four quarters. The impact of imbedded options in bank products was considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income assuming the rates remain unchanged. The Investment/Asset-Liability Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the March 31, 2008 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider an up or down change of 50, 100, 150, and 200 basis points during a 12-month period. At March 31, 2008, the net interest income at risk for year one in the 100 basis point falling rate scenario was calculated at $20,000, or 0.36% higher than the net interest income in the rates unchanged scenario, and $25,000, or 0.45%, higher than the net interest income in the rates unchanged scenario at the March 31, 2008 simulation with a 200 basis point decrease. These exposures are well within our policy guidelines of 10%. At March 31, 2008, the net interest income for year one in the 100 basis point rising rate scenario was calculated to be ($1,000), or (0.02%), lower than the net interest income in the rates unchanged scenario, and ($7,000), or (0.13%), lower than the net interest income in the rate unchanged scenario at the March 31, 2007 simulation with a 200 basis point increase. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of March 31, 2008:

	Change in Future Net Interest Income as of March 31, 2008
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

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2008, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of March 31, 2008
	Volumes Subject to Repricing Within

	0 - 1 Days	2 - 90 Days	91 - 364 Days	1 - 3 Years	Over 3 Years	Non-interest Sensitive	Total
Assets

Short-term investments and federal funds sold	$15,565	$-	$57	$-	$-	$2,614	$18,236
Investment securities	-	997	-	-	499	-	1,496
Loans	51,744	1,748	6,321	17,353	54,367	-	131,533
Fixed and other assets	-	-	-	-	-	645	644

Total assets	$67,309	$2,745	$6,378	$17,353	$54,866	$3,259	$151,910

Liabilities and Shareholders' Equity

Noninterest-bearing, interest-bearing checking, savings and money market accounts	$47,028	$-	$-	$-	$-	$11,969	$58,997
Certificates of deposit	-	2,042	47,639	8,789	19,756	-	78,226
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	562	562
Shareholders' equity	-	-	-	-	-	14,125	14,125

Total liabilities and shareholders' equity	$47,028	$2,042	$47,639	$8,789	$19,756	$26,656	$151,910

Period gap	22,281	703	(41,261)	8,564	35,111
Cumulative gap	22,281	22,984	(18,277)	(9,713)	25,398

Period gap to total assets	14.67%	0.46%	-27.16%	5.64%	23.11%

Cumulative gap to total assets	14.67%	15.13%	-12.03%	6.39%	16.72%

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

ITEM 4. Controls and Procedures

 As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

T BANCSHARES, INC.

Date: May 15, 2008	By:	/s/ Patrick G. Adams

Patrick G. Adams
President and Chief Executive Officer