Form 10-Q
period 2008-06-30
T Bancshares, Inc.
filed 2008-08-14
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission File Number 000-51297

T BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	71-0919962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Check whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company.

Larger Accelerated Filer	Yes ☐	No ☒
Accelerated Filer	Yes ☐	No ☒
Nonaccelerated Filer	Yes ☐	No ☒
Smaller Reporting Company	Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the issuer’s Common Stock as of July 31, 2008, was 1,703,801 shares.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

T BANCSHARES, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(000's)	June 30, 2008	December 31, 2007
	(unaudited)

ASSETS

Cash and due from banks	$1,989	$3,235
Federal funds sold	16,595	20,325

Total cash and cash equivalents	18,584	23,560

Investments restricted, at cost	547	499
Held to maturity, restricted	996	992
Loans, net of allowance for loan losses of $1,554 and $1,600, respectively	134,682	119,924
Bank premises and equipment, net	1,360	1,601
Other assets	1,688	939

Total assets	$157,857	$147,515

LIABILITIES

Demand Deposits:
Noninterest-bearing	$11,294	$13,878
Interest-bearing	51,889	52,313
Time deposits $100,000 and over	49,365	41,687
Other time deposits	29,770	25,032

Total deposits	142,318	132,910

Other liabilities	1,418	479

Total liabilities	143,736	133,389

Shareholders' Equity

Common Stock, $ .01 par value; 10,000,000 shares authorized; 1,703,801 shares issued and outstanding	17	17
Additional paid-in capital	16,865	16,819
Retained deficit	(2,761)	(2,710)

Total shareholders' equity	14,121	14,126

Total liabilities and shareholders' equity	$157,857	$147,515

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2008	2007	2008	2007

Interest Income

Loan, including fees	$2,470	$2,258	$4,971	$4,269
Securities, restricted	9	20	25	39
Federal funds sold	74	340	193	720
Total interest income	2,553	2,618	5,189	5,028
Interest Expense

Deposits	1,284	1,286	2,611	2,447

Net interest income	1,269	1,332	2,578	2,581
Provision for loan losses	150	150	300	300

Net interest income after provision for loan losses	1,119	1,182	2,278	2,281

Noninterest Income

Trust income	3,208	2,337	5,672	4,415
Service fees	29	660	54	1,174
Total noninterest income	3,237	2,997	5,726	5,589

Noninterest Expense

Salaries and employee benefits	770	697	1,518	1,344
Occupancy and equipment	342	248	698	504
Trust consulting services	2,815	2,078	4,952	4,007
Professional fees	202	229	345	559
Other	252	483	542	881
Total noninterest expense	4,381	3,735	8,055	7,295

Net Income (Loss)	$(25)	$444	$(51)	$575

Earning (loss) per common share:
Basic	(0.02)	0.26	(0.03)	0.34
Diluted	(0.02)	0.25	(0.03)	0.33

Weighted average common shares outstanding	1,703,801	1,691,470	1,703,801	1,690,813
Weighted average diluted shares outstanding	1,703,801	1,764,197	1,703,801	1,726,385

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Total

BALANCE, December 31, 2006	$17	$16,572	$(3,511)	$13,078

Comprehensive income:
Net income — YTD			575	575
Total comprehensive income				575

Exercise of warrants		28		28
Exercise of stock options		10		10
Stock based compensation		34		34

BALANCE, June 30, 2007	$17	$16,644	$(2,936)	$13,725

BALANCE, December 31, 2007	$17	$16,819	$(2,710)	$14,126

Comprehensive income:
Net loss — YTD			(51)	(51)
Total comprehensive income (loss)				(51)

Stock based compensation		46		46

BALANCE, June 30, 2008	$17	$16,865	$(2,761)	$14,121

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(000's)	2008	2007

Cash Flows from Operating Activities
Net Income (loss)	$(51)	$575
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Provision for loan losses	300	300
Depreciation and amortization	260	260
Accretion of discount	(8)	(12)
Stock based compensation	46	34
Net change in other assets	(749)	592
Net change in other liabilities	939	324

Net cash provided (used) by operating activities	737	2,073

Cash Flows from Investing Activities
Purchase of securities held to maturity	(996)	(1,000)
Proceeds from maturity of securities	1,000	1,000
Purchase of Federal Home Loan Bank stock	(48)	(30)
Net change in loans	(15,058)	(21,264)
Purchases of premises and equipment	(19)	(407)

Net cash used in investing activities	(15,121)	(21,701)

Cash Flows from Financing Activities
Net change in demand deposits	(3,008)	(12,657)
Net change in time deposits	12,416	21,878
Exercise of stock options	-	10
Exercise of warrants	-	28

Net cash provided by financing activities	9,408	9,259

Net change in cash and cash equivalents	(4,976)	(10,369)
Cash and cash equivalents at beginning of period	23,560	37,766

Cash and cash equivalents at end of period	$18,584	$27,397

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,579	$2,423
Income taxes	$20	$-

See accompanying notes to consolidated financial statements

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

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement 109” (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation on January 1, 2007, did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows due to the significant net operating loss carry forwards of the Company.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” (“SFAS 157”) which provides guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that, for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the Company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard on January 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows of the Company.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The FASB believes the statement will improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Use of the statement will expand the use of fair value measurements for accounting for financial instruments. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. The adoption of this standard on January 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows of the Company.

Note 3.  LOANS

Loans held in portfolio consisted of the following:

(000's)	June 30, 2008	December 31, 2007

Commercial and industrial	$90,397	$81,811
Consumer installment	3,776	3,183
Real estate — mortgage	15,868	23,542
Real estate — construction	26,354	13,177
Other	14	13

	136,409	121,726

Less allowance for loan losses	1,554	1,600
Less deferred loan fees	173	202

Net loans	$134,682	$119,924

The change in the allowance for loan losses is as follows:

(000's)	June 30, 2008	December 31, 2007

Balance at beginning of period	$1,600	$1,000
Provision charged to operations	300	600
Loans charged off	(352)	-
Recoveries of loans previously charged off	6	-

Balance at end of period	$1,554	$1,600

At June 30, 2008, there were $1,003,000 of nonaccrual loans and no loans contractually delinquent over ninety days.

Note 4. SECURITIES

At June 30, 2008 and December 31, 2007, securities to be held to maturity consisted of the following:
	June 30, 2008
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Treasury Notes	$996	$-	$-	$996

	December 31, 2007
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Treasury Notes	$992	$-	$-	$992

Our subsidiary, T Bank, N.A. (the “Bank”) held Federal Reserve Bank of Dallas stock of $420,000, with an estimated fair value that approximated cost, at June 30, 2008 and December 31, 2007. The Bank also held Federal Home Loan Bank of Dallas Stock of $127,000 and $79,000 at June 30, 2008 and December 31, 2007, respectively, with an estimated fair value that approximated cost.

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts has terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at June 30, 2008 and December 31, 2007 were as follows:

(000's)	June 30, 2008	December 31, 2007
Leasehold improvements	$931	$931
Furniture and equipment	1,777	1,758
	2,708	2,689
Less: accumulated depreciation	1,348	1,088
Balance at end of period	$1,360	$1,601

NOTE 7. OTHER ASSETS

Other assets consisted of the following at June 30, 2008 and December 31, 2007:

(000's)	June 30, 2008	December 31, 2007

Accrued interest receivable	$496	$561
Prepaid assets	261	239
Accounts receivable	905	132
Other	26	7

	$1,688	$939

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of June 30, 2008		As of December 31, 2007

Noninterest bearing demand	$11,294	8%	$13,878	10%
Interest bearing demand (NOW)	1,719	1%	1,781	2%
Money market accounts	50,012	35%	50,353	38%
Savings accounts	158	0%	179	0%
Certificates of deposit, less than $100,000	29,770	21%	25,032	19%
Certificates of deposit, $100,000 and greater	49,365	35%	41,687	31%
	$142,318	100%	$132,910	100.0%

At June 30, 2008 the scheduled maturities of certificates of deposit were as follows:

(000’s)
2008	$41,502
2009	11,320
2010	4,476
2011	14,145
2012	6,578
2013	1,114

Total	$79,135

Note 9. Other liabilities

Other liabilities are comprised of the following at June 30, 2008 and December 31, 2007:

(000's)	June 30, 2008	December 31, 2007

Trust Advisor Fees Payable	$797	$-
Interest Payable	186	155
Audit Fees	135	136
Incentive Compensation	50	-
Legal	173	113
Franchise & Property Taxes	16	21
Other Accruals	61	54
	$1,418	$479

NOTE 10. INCOME TAXES

No federal tax expense has been recorded for quarter-ending June 30, 2008 as net operating losses are being used to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved against. As of December 31, 2007, the Company had net tax operating loss carry forwards of approximately $458,000 that will ultimately expire in 2025 if not used. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 11. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The plan authorizes the granting of options to purchase up to 260,000 shares of common stock of the company to employees of the Company and its subsidiaries. The plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors. As of June 30, 2008 and December 31, 2007, options to purchase a total of 190,500 and 196,000 shares, respectively, had been issued with an average exercise price of $10.44 per share. These options vest through September 2012.

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

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the six months ended June 30, 2008 is $46,000 lower than if we had continued to account for stock-based compensation under APB 25.

The following is a summary of activity in the Company’s stock option plan at June 30, 2008:

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the year	196,000	$10.44
Granted	-	-
Exercised	-	-
Expired / forfeited	5,500	10.23

Outstanding at end of period	190,500	$10.44
Exercisable at end of period	97,600	$10.04
Available for grant at end of period	58,500

The weighted average remaining contractual life of options outstanding at June 30, 2008 was 7.42 years. Outstanding options were granted with a weighted average exercise price of $10.44.

The following is a summary of the Company’s nonvested options at June 30, 2008:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2008	101,900	$2.15
Granted	-	-
Vested	3,500	2.39
Forfeited	5,500	2.75

Nonvested at June 30, 2008	92,900	$2.96

As of June 30, 2008, there was approximately $139,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements to be recognized over the vesting period.

NOTE 12. STOCK WARRANTS

The Company had two stock warrant plans at June 30, 2008 and December 31, 2007. As previously disclosed, the Board of Directors of the Company amended the shareholder warrants to extend the expiration date of its initial shareholder warrants to 2:00 p.m., Dallas, Texas time on the earlier of May 2, 2009, or the occurrence of certain regulatory action.

Initial shareholders of the Company received warrants to purchase one share of common stock for every five shares of common stock purchased in the initial public offering. A total of 336,000 warrants were issued and 323,199 were outstanding at both June 30, 2008 and December 31, 2007. These warrants are exercisable at a price of $12.50 per share at any time until May 2, 2009. During the six months ended June 30, 2008, no warrants were exercised by their holders.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and remain outstanding at June 30, 2008. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the six months ended June 30, 2008, no warrants were exercised.

There were no additional warrants issued during the six months ended June 30, 2008.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2008, the Company had commitments to extend credit and standby letters of credit of approximately $12.4 million and $12,000, respectively. At December 31, 2007, the Company had commitments to extend credit and standby letters of credit of approximately $13.5 million and $20,000, respectively.

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

Employment Agreements

The Company has entered into employment agreements with two officers of the Bank, Steve Jones and Patrick Howard. The agreements are for an initial one-year term and are automatically renewable for an additional one-year term unless either party elects not to renew.

The agreement for Mr. Howard provides for compensation and benefits including the issuance of options to acquire up to 25,000 shares of the Company’s common stock at $13.00 per share, exercisable within ten years from the date of grant. At June 30, 2008, these options were issued and outstanding under the stock option plan disclosed in Note 11.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2008 and December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2008 and December 31, 2007, the most recent notification from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. See Note 16 to the financial statements included in this report.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(000's)	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of June 30, 2008
Total Capital (to Risk Weighted Assets)	$14,750	11.75%	$10,040	≥	8.00%	$12,550	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,196	10.51%	5,020	≥	4.00%	7,530	≥	6.00%

Tier 1 Capital (to Average Assets)	13,196	8.38%	6,299	≥	4.00%	7,874	≥	5.00%

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$14,499	13.00%	$8,921	≥	8.00%	$11,151	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,093	11.74%	4,460	≥	4.00%	6,691	≥	6.00%

Tier 1 Capital (to Average Assets)	13,093	9.45%	5,540	≥	4.00%	6,925	≥	5.00%

NOTE 15. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEET
(Unaudited)

(000's)	June 30, 2008	December 31, 2007

ASSETS

Cash and due from banks	$689	$743
Due from subsidiary	290	290
Investment in subsidiary	13,196	13,093

Total Assets	$14,175	$14,126

LIABILITIES AND CAPITAL

Accounts Payable	54	-
Capital	14,121	14,126

Total Liabilities and Capital	$14,175	$14,126

T BANCSHARES, INC.
CONDENSED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2008	2007	2008	2007

Equity in income (loss) from subsidiary	$74	$523	$103	$675

Noninterest expense:
Professional and administrative	78	61	108	66
Stock options	21	18	46	34
Total noninterest expenses	99	79	154	100

Net income (loss)	$(25)	$444	$(51)	$575

T BANCSHARES, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(000's)	2008	2007

Cash Flows from Operating Activities

Net Income (Loss)	$(51)	$575
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Equity in (earnings) loss of Bank	(103)	(675)
Stock based compensation	46	34
Net change in other assets	-	-
Net change in other liabilities	54	-

Net cash provided (used) by operating activities	(54)	(66)

Cash Flows from Investing Activities

Proceeds from sale of premises and equipment	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities

Exercise of warrants	-	38

Net cash provided by financing activities	-	38

Net change in cash and cash equivalents	(54)	(28)
Cash and cash equivalents at beginning of period	743	727

Cash and cash equivalents at end of period	$689	$699

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

NOTE 16. SUBSEQUENT EVENTS

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "Order") with the Office of the Comptroller of the Currency (the "OCC"). The Stipulation and the Order were based on the OCC's findings during its examination as of September 30, 2007.

As part of the Order, the Bank has agreed to strengthen its Bank Secrecy Act ("BSA") internal controls, revise and implement changes to its internal BSA audit program, maintain specific capital ratios and correct any violations of law. The requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements.

On July 29, 2008, the Company filed Form S-1, Registration Statement under the Securities Act of 1933, to distribute transferable subscription rights to purchase an aggregate of up to 1,002,235 shares of common stock for an aggregate subscription price of $8,017,880. Transferable subscription rights certificates entitle existing shareholders to purchase one share of common stock at a price of $8.00 for every 1.7 shares of common stock owned as of July 31, 2008. Common stock offered but not subscribed by current shareholders will be offered to the public through a limited public offering.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis represents our consolidated financial condition as of June 30, 2008 and December 31, 2007, and our consolidated results of operations for the six months ended June 30, 2008 and 2007. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco and the neighboring Texas communities. As of June 30, 2008, we had, on a consolidated basis, total assets of $158 million, net loans of $135 million, total deposits of $142 million, and shareholders’ equity of $14.1 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.  We also have a loan production office located at 850 E State Highway 114, Suite 200, Southlake, Texas.

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

The following discussion focuses on our financial condition at June 30, 2008 and December 31, 2007, and our results of operations for the six months ended June 30, 2008 and 2007.

Recent Developments

Consent Order

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "Order") with the Office of the Comptroller of the Currency (the "OCC"). The Stipulation and the Order were based on the OCC's findings during its examination as of September 30, 2007.

As part of the Order, the Bank has agreed to strengthen its Bank Secrecy Act ("BSA") internal controls, revise and implement changes to its internal BSA audit program, maintain specific capital ratios and correct any violations of law. The requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements.

Rights Offering

On July 29, 2008, the Company filed Form S-1, Registration Statement under the Securities Act of 1933, to distribute transferable subscription rights to purchase an aggregate of up to 1,002,235 shares of common stock for an aggregate subscription price of $8,017,880. Transferable subscription rights certificates entitle existing shareholders to purchase one share of common stock at a price of $8.00 for every 1.7 shares of common stock owned as of July 31, 2008. Common stock offered but not subscribed by current shareholders will be offered to the public through a limited public offering.

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

Net interest income was unchanged at $2.6 million for the six months ended June 30, 2008 and June 30, 2007. Net interest margin was 3.5% and 4.1% for the six months ended June 30, 2008 and 2007, respectively. The decrease in margin is primarily the result of a decrease in overall interest rates and the fact that the Bank is asset sensitive, meaning that its assets reprice faster than its liabilities.

Total interest income increased by 3.2% to $5.2 million for the six months ended June 30, 2008, as compared to $5.0 million for the six months ended June 30, 2007. This increase is attributable primarily to increased loan volumes and was slightly offset by a decrease in yields. Total loans and average yield as of June 30, 2008 was $136.4 million and 7.3% compared with $110.6 million and 8.8% at June 30, 2007.

Total interest expense increased by 6.7% to $2.6 million for the six months ended June 30, 2008, compared to $2.4 million for the six months ended June 30, 2007. This increase resulted primarily from growth in our time deposits to $79 million at June 30, 2008, from $40 million at June 30, 2007 and was slightly offset by a decrease in interest rates. The average interest rate paid for interest-bearing deposits for the six months ended June 30, 2008, was 4.2%, compared to 4.7% for the same period in 2007.

Key Performance Indicators at June 30, 2008

The following were key indicators of our performance and results of operations through the second quarter of 2008:

•	total assets grew to $158 million at the end of the second quarter of 2008, representing an increase of $10 million or 7.0%, from $148 million at the end of 2007;

•	total loans, net of allowance for loan losses, grew to $135 million at the end of the second quarter of 2008, representing an increase of $15 million or 12.3%, from $120 million at the end of 2007;

•	total deposits grew to $142 million at the end of the second quarter of 2008, representing and increase of $9 million or 7.1% from $133 million at the end of 2007;

•	total revenue was $10.9 million for the six months ended June 30, 2008 compared to $10.6 million for the same period in the prior year, representing an increase of 2.8%; and

•	net loss was $51,000 for the six months ended June 30, 2008, compared to net income of $575,000 for the same period in the prior year.

 These items, as well as other factors, are discussed in further detail throughout this “Management’s Discussion and Analysis or Plan of Operation” section of this Quarterly Report on Form 10-Q.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the six months ended June 30, 2008 and 2007.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Six Months Ended June 30,
	2008			2007
(000'S)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield

Interest-earning assets

Loans, net of reserve	$131,274	$4,972	7.3%	$97,008	$4,269	8.8%
Federal funds sold	15,056	193	1.8%	27,814	720	5.2%
Securities	1,502	24	3.8%	1,467	39	5.3%
Total earning assets	147,832	5,189	7.0%	126,289	5,028	8.0%
Cash and other assets	4,650			6,196
Total assets	$152,482			$132,485

Interest-bearing liabilities
NOW accounts	$1,823	$10	1.1%	$1,692	$10	1.2%
Money market accounts	46,900	671	2.9%	63,934	1,441	4.5%
Savings accounts	156	1	1.4%	349	2	1.4%
Certificates of deposit less than $100,000	28,390	721	5.1%	14,360	380	5.3%
Certificates of deposit $100,000 or greater	47,139	1,208	5.1%	23,036	614	5.3%
Total interest bearing deposits	124,408	2,611	4.2%	103,371	2,447	4.7%
Noninterest bearing deposits	13,927			16,049
Other liabilities	932			587
Stockholders equity	13,215			12,478
Total liabilities and stockholders' equity	$152,482			$132,485

Net interest income		2,578			2,581
Net interest spread			2.8%			3.2%
Net interest margin			3.5%			4.1%

Provision for loan loss		300			300
Non-interest income		5,726			5,589
Non-interest expense		8,055			7,295
Income (loss) before income taxes		(51)			575
Income taxes expense (benefit)		-			-
Net income (loss)		$(51)			$575

Earnings (loss) per share		(0.03)			0.34
Return on average equity		(0.77)%			9.2%
Return on average assets		(0.07)%			0.9%
Equity to assets ratio		8.67%			9.4%

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

For the six months ended June 30, 2008, our provision for loan losses was $300,000. The provision amounts are directly related to loan volumes. For the six months ended June 30, 2007, our provision for loan losses was $300,000. We had charge-offs of $352,000 during the six months ended June 30, 2008. The Bank experienced no charge-offs for the same period in prior year.

Non-interest Income

Non-interest income for the six months ended June 30, 2008 amounted to approximately $5.7 million and was primarily attributable to fee income generated by the Company for trust services, which the Company began offering in the third quarter of 2006, and service charges on depository accounts. Fee income and services charges for the six months ended June 30, 2007 totaled $5.6 million.

Service fees for the six months ended June 30, 2008 was $54,000 compared to $1,2 million for the same period in prior year. The decrease is due to a severed client relationship in the third quarter of 2007.

Noninterest Expense

Total noninterest expense was $8.0 million for the six months ended June 30, 2008, compared to $7.3 for the six months ended June 30, 2007.

Salaries and employee benefits totaled $1.5 million for the six months ended June 30, 2008, as compared to $1.3 million for the six months ended June 30, 2007. We had 28 full-time equivalent employees as of June 30, 2008 and June 30, 2007. Included in the six months ending June 30, 2008, is $46,000 of expense related to stock options. For the six months ended June 30, 2007, there was $34,000 of expense related to stock options.

Occupancy and equipment expenses totaled $698,000 for the six months ended June 30, 2008, as compared to $504,000 for the six months ended June 30, 2007. Expense in both periods is attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Trust consulting services were $5.0 million for the six months ended June 30, 2008, compared to $4.0 million for the six months ended June 30, 2007. Advisory fees are paid to a fund advisor to manage the assets in the trust.

Professional fees were $345,000 for the six months ended June 30, 2008, compared to $559,000 for the six months ended June 30, 2007.

Income Taxes

No federal income tax expense was recorded for the six months ended June 30, 2008, due to available operating losses to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved. Cumulative net operating loss available to carry forward for tax purposes is approximately $458,000 as of December 31, 2007.

Financial Condition

Our total assets as of June 30, 2008 were $158 million, compared to $148 million as of December 31, 2007. The increase in our total assets was primarily the result of deployment of federal funds sold for loan growth and the resulting increase in deposits.

Our total deposits were $142 million as of June 30, 2008, compared to $133 million as of December 31, 2007. Our deposit growth is primarily the result of our continued marketing efforts to attract new clients and growth from trust services.

As of June 30, 2008, our shareholders’ equity was $14.1 million, unchanged from December 31, 2007.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At June 30, 2008, we had $16.6 million in federal funds sold. At December 31, 2007, we had $20.3 million federal funds sold. Federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

Our securities consisted of Federal Reserve Bank of Dallas stock at cost of $420,000 at June 30, 2008 and December 31, 2007, respectively, and Federal Home Loan Bank of Dallas stock at cost of $127,000 at June 30, 2008 and $79,000 at December 31, 2007. We had 90-day maturing U.S. Treasury Securities at June 30, 2008 and December 31, 2007, having an amortized cost and estimated fair value of $996,000 and $992,000, respectively. Weighted average yield of the securities portfolio at June 30, 2008 was 3.8% compared to 4.0% at December 31, 2007.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of	As of
(000's)	June 30, 2008	December 31, 2007

Commercial and industrial	$90,397	$81,811
Consumer installment	3,776	3,183
Real estate — mortgage	15,868	23,542
Real estate — construction	26,354	13,177
Other	14	13
	136,409	121,726

Less allowance for loan losses	1,554	1,600
Less deferred loan fees	173	202
	$134,682	$119,924

As of June 30, 2008 and December 31, 2007, our total loans were $136 million and $122 million, respectively. The increase in our loan volume is a result of continued strong demand for commercial and industrial loans. Total loans, net of reserves and deferred fees, as a percentage of total assets were 85.3% as of June 30, 2008.

Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients businesses. At June 30, 2008 and December 31, 2007, commercial loans totaled $90.4 million and $81.8 million, representing approximately 66.3% and 67.2% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At June 30, 2008 and December 31, 2007, consumer loans totaled $3.8 million and $3.2 million, approximately 2.8% and 2.6% of our total funded loans, respectively.

Our real estate loan portfolio is comprised of construction loans and short-term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Short-term mortgage loans are typically secured by commercial properties occupied by the borrower; typically have terms of three to ten years with both fixed and floating rates. At June 30, 2008 and December 31, 2007, real estate loans totaled $42.2 million and $36.7 million, approximately 31% and 30.2% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2008, our commercial loan portfolio included $69.2 million of loans, approximately 50.7% of our total funded loans, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity distribution and type of loan within our loan portfolio as of June 30, 2008:
	As of June 30, 2008
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$29,489	$25,723	$13,429	$21,332	$424	$90,397
Consumer installment	1,339	890	-	1,547	-	3,776
Real estate — mortgage*	4,888	6,946	351	2,678	1,005	15,868
Real estate — construction*	23,996	753	-	1,605	-	26,354
Other	14	-	-	-	-	14
Total	$59,726	$34,312	$13,780	$27,162	$1,429	$136,409

*Includes nonaccrual and other loans at June 30, 2008

Nonperforming Loans and Assets

 Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of June 30, 2008, we had no loans 90 days or more past due and still accruing interest and $1,003,000 in loans on nonaccrual status. At December 31, 2007, we had $430,000 of 90 days or more past due and still accruing interest and $655,000 in loans on nonaccrual status.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At June 30, 2008 the Company had $6 million in special mention loans, $3 million in substandard loans, and $24,000 classified as doubtful, which were fully reserved for at June 30, 2008.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.2% of the outstanding principal will be used unless additional information regarding the ability of the identified borrowers to repay certain loans, current economic conditions or other pertinent factors that indicate a different allowance is needed. Our allowance was approximately $1.6 million as of both June 30, 2008 and December 31, 2007.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the year ended December 31, 2007 we did not incur any charge-offs. We had charge-offs of $352,000 during the six months ended June 30, 2008.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.

(000's)	As of June 30, 2008		As of December 31, 2007
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans

Commercial and industrial	$1,030	66.28%	$1,076	67.22%
Consumer installment	43	2.77%	42	2.61%
Real estate — mortgage	181	11.63%	309	19.34%
Real estate — construction	300	19.32%	173	10.83%
Total allowance for loan losses	$1,554	100.00%	$1,600	100.00%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $1.4 million at June 30, 2008 and $1.6 million at December 31, 2007.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	For the six months ended
(000's)	June 30, 2008			June 30, 2007
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate

Noninterest bearing deposits	$13,927	10.07%	0.00%	$16,049	13.44%	0.0%
NOW accounts	1,823	1.32%	1.12%	1,692	1.42%	1.19%
Money market accounts	46,900	33.90%	2.87%	63,934	53.54%	4.51%
Savings accounts	156	0.11%	1.42%	349	0.29%	1.41%
Certificates of deposit, less than $100,000	28,390	20.52%	5.08%	14,360	12.02%	5.29%
Certificates of deposit, $100,000 or greater	47,139	34.08%	5.13%	23,036	19.29%	5.33%

Total deposits	$138,335	100.00%	4.21%	$119,420	100.00%	4.73%

Total deposits at June 30, 2008 and December 31, 2007 were $142 million and $133 million, respectively, representing an increase of $9 million, or 7%, during the six month period ending June 30, 2008. The Bank continues to seek ways to attract additional deposits.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	June 30, 2008	December 31, 2007

Three months or less	$6,588	$2,034
Over three months through 12 months	24,067	25,049
Over one year through three years	5,124	11,650
Over three years	13,586	2,954

Total	$49,365	$41,687

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at June 30, 2008. See Note 13 to the financial statements included in this report..

Borrowings

At June 30, 2008, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $12.4 million and $12,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $49.6 million at June 30, 2008. We have access to a variety of borrowing sources including federal funds purchased for $7,500,000 and advances from Federal Home Loan Bank for $6,800,000. However, management believes we have sufficient funds available to meet current originations and other commitments.

The Bank’s significant contractual obligations and other potential funding needs at June 30, 2008 consist of:

	As of June 30, 2008
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years

Operating leases	$280	$583	$553	$365

Certificates of deposit	$49,665	$8,876	$20,594	$-

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

As of June 30, 2008, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(000's)	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of June 30, 2008
Total Capital (to Risk Weighted Assets)	$14,750	11.75%	$10,040	≥	8.00%	$12,550	≥	10.00

Tier 1 Capital (to Risk Weighted Assets)	13,196	10.51%	5,020	≥	4.00%	7,530	≥	6.00%

Tier 1 Capital (to Average Assets)	13,196	8.38%	6,299	≥	4.00%	7,874	≥	5.00%

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$14,499	13.00%	$8,921	≥	8.00%	$11,151	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,093	11.74%	4,460	≥	4.00%	6,691	≥	6.00%

Tier 1 Capital (to Average Assets)	13,093	9.45%	5,540	≥	4.00%	6,925	≥	5.00%

Liquidity Management

At June 30, 2008 the Company (excluding the Bank) had approximately $689,000 in remaining cash proceeds of the initial public offering, which includes $108,000 of initial shareholder warrant and option exercises. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the accumulated deficit has been eliminated.

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

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of June 30, 2008, the loan to deposit ratio was 96%.

The Bank had cash and cash equivalents of $18.6 million, or 12% of total Bank assets, at June 30, 2008. In addition, during the second quarter of 2008 the Bank opened a line of credit with the Federal Home Loan Bank (“FHLB”), which provides the Bank with a source of off-balance sheet liquidity. As of June 30, 2008 the Bank’s established credit line with the FHLB was $6,800,000, of which none was utilized or outstanding. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well-capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At June 30, 2008, the Bank was considered “well-capitalized” by regulatory standards; however, the Bank is precluded from paying dividends due to its accumulated deficit.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk is our most significant market risk affecting the Bank. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies, established by our Board of Directors and carried out by our Investment/Asset-Liability Committee. The Investment/Asset-Liability Committee’s objectives are to manage our exposure to interest rate risk over both the one-year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income.

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship among various interest rates. At June 30, 2008, we modeled rising ramp and declining interest rate simulations in 100 basis point increments spread ratably over four quarters. The impact of imbedded options in bank products was considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income assuming the rates remain unchanged. The Investment/Asset-Liability Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the June 30, 2008 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider an up or down change of 50, 100, 150, and 200 basis points during a 12-month period. At June 30, 2008, the net interest income at risk for one year in the 100 and 200 basis point falling rate scenarios were calculated respectively at ($206,000),or (4.27%) and ($469,000) or (9.72%) lower than the net interest income in the rates unchanged scenario. These exposures are within our policy guidelines of 10%. At June 30, 2008, the net interest income for one year in the 100 and 200 basis point rising rate scenarios was calculated respectively to be $173,000, or 3.59% and $347,000 higher than the net interest income in the rates unchanged scenario. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of June 30, 2008:

	Change in Future Net Interest Income as of June 30, 2008
	Dollar Change	Percentage Change

+200 basis points over one year	$347,000	7.19%
+100 basis points over one year	173,000	3.59%
-100 basis points over one year	(206,000)	-4.27%
-200 basis points over one year	(469,000)	-9.72%

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2008, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.
	As of June 30, 2008
	Volumes Subject to Repricing Within
	0 - 1 Days	2 - 90 Days	91 - 364 Days	1 - 3 Years	Over 3 Years	Non-interest Sensitive	Total
Assets

Short-term investments and federal funds sold	$16,595	$-	$-	$-	$-	$1,989	$18,584
Investment securities	-	996	-	-	547	-	1,543
Loans	47,686	7,916	21,398	20,160	39,249	-	136,409
Fixed and other assets	-	-	-	-	-	1,321	1,321

Total assets	$64,281	$8,912	$21,398	$20,160	$39,796	$3,310	$157,857

Liabilities and Shareholders' Equity

Noninterest-bearing, interest-bearing checking, savings and money market accounts	$51,889	$-	$-	$-	$-	$11,294	$63,183
Certificates of deposit	-	7,945	41,720	8,876	20,594	-	79,135
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	1,418	1,418
Shareholders' equity	-	-	-	-	-	14,121	14,121

Total liabilities and shareholders' equity	$51,889	$7,945	$41,720	$8,876	$20,594	$26,833	$157,857

Period gap	12,392	967	(20,322)	11,284	19,202
Cumulative gap	12,392	13,359	(6,963)	4,321	23,523

Period gap to total assets	7.85%	0.61%	-12.87%	7.15%	12.16%

Cumulative gap to total assets	7.85%	8.46%	-4.41%	2.74%	14.90%

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were two matters submitted to a vote of security holders during the three months ended June 30, 2008 at our annual meeting of shareholders held on June 25, 2008.

Proposal #1 – Election of Board of Directors

The shareholders approved the election of our board of directors comprised of the following individuals: Patrick G. Adams, Stanley Allred, Dan Basso, Frankie Basso, David Carstens, Ron Denheyer, Mark Foglietta, Patrick Howard, Steven Jones, Eric Langford, Steven Lugar, Charles Mapes, Thomas McDougal, Cyvia Noble, Anthony Pusateri, and Gordon Youngblood with 1,050,000 votes, or 62%, cast in favor of the election of all 16 directors.

Proposal #2 – Ratification of the Appointment of Weaver and Tidwell, LLP as the Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2008

The shareholders approved the Ratification of the Appointment of Weaver and Tidwell, LLP as the Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2008 with 1,073,329 votes, or 63%, cast in favor of the proposal.

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

T BANCSHARES, INC.

Date: August 14, 2008	By:	/s/ Patrick G. Adams

Patrick G. Adams President and Chief Executive Officer