Form 10-Q
period 2008-09-30
T Bancshares, Inc.
filed 2008-11-14
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the issuer’s Common Stock as of November 12, 2008, was 1,703,801 shares.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000's)	September 30, 2008	December 31, 2007
	(unaudited)

ASSETS

Cash and due from banks	$2,513	$3,235
Federal funds sold	6,420	20,325

Total cash and cash equivalents	8,933	23,560

Investments restricted, at cost	551	499
Held to maturity, restricted	1,011	992
Loans, net of allowance for loan losses of $1,669 and $1,600, respectively	125,995	119,924
Bank premises and equipment, net	1,287	1,601
Other assets	1,715	939

Total assets	$139,492	$147,515

LIABILITIES

Demand Deposits:
Noninterest-bearing	$10,066	$13,878
Interest-bearing	40,382	52,313
Time deposits $100,000 and over	45,249	41,687
Other time deposits	28,618	25,032

Total deposits	124,315	132,910

Other liabilities	1,264	479

Total liabilities	125,579	133,389

Shareholders' Equity

Common Stock, $ .01 par value; 10,000,000 shares authorized; 1,703,801 shares issued and outstanding	17	17
Additional paid-in capital	16,879	16,819
Retained deficit	(2,983)	(2,710)

Total shareholders' equity	13,913	14,126

Total liabilities and shareholders' equity	$139,492	$147,515

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2008	2007	2008	2007

Interest Income

Loan, including fees	$2,323	$2,402	$7,294	$6,671
Securities, restricted	15	19	39	59
Federal funds sold	77	174	271	894
Total interest income	2,415	2,595	7,604	7,624
Interest Expense

Deposits	1,261	1,207	3,871	3,654

Net interest income	1,154	1,388	3,733	3,970
Provision for loan losses	177	150	476	450

Net interest income after provision for loan losses	977	1,238	3,257	3,520

Noninterest Income

Trust income	2,298	2,475	7,970	6,890
Service fees	27	155	80	1,330
Total noninterest income	2,325	2,630	8,050	8,220

Noninterest Expense

Salaries and employee benefits	762	733	2,279	2,077
Occupancy and equipment	280	287	978	791
Trust consulting services	2,023	2,203	6,974	6,469
Professional fees	167	192	513	492
Other	293	475	836	1,357
Total noninterest expense	3,525	3,890	11,580	11,186

Net Income (Loss)	$(223)	$(22)	$(273)	$554

Earning (loss) per common share:
Basic	(0.13)	(0.01)	(0.16)	0.33
Diluted	-	-	-	0.32

Weighted average common shares outstanding	1,703,801	1,695,848	1,703,801	1,695,750
Weighted average diluted shares outstanding	1,703,801	1,695,848	1,703,801	1,738,980

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

		Additional
		Paid-in
(000's)	Common Stock	Capital	Retained Deficit	Total

BALANCE, December 31, 2006	$17	$16,572	$(3,511)	$13,078

Comprehensive income:
Net income — YTD			554	554
Total comprehensive income				554

Exercise of warrants		98		98
Exercise of stock options		10		10
Stock based compensation		55		55

BALANCE, September 30, 2007	$17	$16,735	$(2,957)	$13,795

BALANCE, December 31, 2007	$17	$16,819	$(2,710)	$14,126

Comprehensive income:
Net loss — YTD			(273)	(273)
Total comprehensive income (loss)				(273)

Stock based compensation		60		60

BALANCE, September 30, 2008	$17	$16,879	$(2,983)	$13,913

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(000's)	2008	2007

Cash Flows from Operating Activities
Net Income (loss)	$(273)	$554

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Provision for loan losses	476	450
Depreciation and amortization	342	399
Accretion of discount	(16)	(12)
Stock based compensation	60	55
Net change in other assets	(776)	381
Net change in other liabilities	785	501

Net cash provided by operating activities	598	2,328

Cash Flows from Investing Activities
Purchase of securities held to maturity	(3,003)	(991)
Proceeds from maturity of securities	3,000	1,000
Purchase of Federal Home Loan Bank stock	(52)	(31)
Net change in loans	(6,547)	(24,287)
Purchases of premises and equipment	(28)	(408)

Net cash used in investing activities	(6,630)	(24,717)

Cash Flows from Financing Activities
Net change in demand deposits	(15,743)	(13,187)
Net change in time deposits	7,148	13,673
Exercise of stock options	-	10
Exercise of warrants	-	98

Net cash provided (used) by financing activities	(8,595)	594

Net change in cash and cash equivalents	(14,627)	(21,795)
Cash and cash equivalents at beginning of period	23,560	37,766

Cash and cash equivalents at end of period	$8,933	$15,971

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$3,845	$3,615
Income taxes	$20	$-

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

NOTE 3.  LOANS

Loans held in portfolio consisted of the following:

(000's)	September 30, 2008	December 31, 2007

Commercial and industrial	$83,070	$81,811
Consumer installment	3,509	3,183
Real estate — mortgage	19,490	23,542
Real estate — construction	21,741	13,177
Other	10	13

	127,820	121,726

Less allowance for loan losses	1,669	1,600
Less deferred loan fees	156	202

Net loans	$125,995	$119,924

The change in the allowance for loan losses is as follows:

(000's)	September 30, 2008	December 31, 2007

Balance at beginning of period	$1,600	$1,000
Provision charged to operations	476	600
Loans charged off	(451)	-
Recoveries of loans previously charged off	44	-

Balance at end of period	$1,669	$1,600

At September 30, 2008, there were $3,336,000 of nonaccrual loans and no loans contractually delinquent over ninety days.

NOTE 4. SECURITIES

At September 30, 2008 and December 31, 2007, securities to be held to maturity consisted of the following:

	September 30, 2008
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Government Agencies	$1,011	$-	$-	$1,011
U.S. Treasury Notes	-	-	-	-
Net Securities	$1,011	$-	$-	$1,011

	December 31, 2007
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Government Agencies	$-	$-	$-	$-
U.S. Treasury Notes	992	-	-	992
Net Securities	$992	$-	$-	$992

Our subsidiary, T Bank, N.A. (the “Bank”) held Federal Reserve Bank of Dallas stock of $420,000, with an estimated fair value that approximated cost, at September 30, 2008 and December 31, 2007. The Bank also held Federal Home Loan Bank of Dallas Stock of $131,000 and $79,000 at September 30, 2008 and December 31, 2007, respectively, with an estimated fair value that approximated cost.

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts has terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at September 30, 2008 and December 31, 2007 were as follows:

(000's)	September 30, 2008	December 31, 2007
Leasehold improvements	$929	$931
Furniture and equipment	1,788	1,758
	2,717	2,689
Less: accumulated depreciation	1,430	1,088
Balance at end of period	$1,287	$1,601

NOTE 7. OTHER ASSETS

Other assets consisted of the following at September 30, 2008 and December 31, 2007:

(000's)	September 30, 2008	December 31, 2007

Accrued interest receivable	$501	$561
Prepaid assets	319	239
Accounts receivable	770	132
Other	125	7

	$1,715	$939

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of September 30, 2008		As of December 31, 2007

Noninterest bearing demand	$10,066	8.1%	$13,878	10.4%
Interest bearing demand (NOW)	1,576	1.3%	1,781	1.3%
Money market accounts	38,636	31.1%	50,353	37.9%
Savings accounts	170	0.1%	179	0.1%
Certificates of deposit, less than $100,000	28,618	23.0%	25,032	18.9%
Certificates of deposit, $100,000 and greater	45,249	36.4%	41,687	31.4%
	$124,315	100%	$132,910	100.0%

At September 30, 2008 the scheduled maturities of certificates of deposit were as follows:

(000’s)
2008	$34,255
2009	12,912
2010	4,512
2011	14,271
2012	6,836
2013	1,081

Total	$73,867

Note 9. Other liabilities

Other liabilities are comprised of the following at September 30, 2008 and December 31, 2007:

(000's)	September 30, 2008	December 31, 2007

Trust Advisor Fees Payable	$673	$-
Interest Payable	181	155
Audit Fees	146	136
Incentive Compensation	74	-
Legal	122	113
Franchise & Property Taxes	28	21
Other Accruals	40	54
	$1,264	$479

NOTE 10. INCOME TAXES

No federal tax expense has been recorded for quarter-ending September 30, 2008 as net operating losses are being used to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved against. As of December 31, 2007, the Company had net tax operating loss carry forwards of approximately $458,000 that will ultimately expire in 2025 if not used. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 11. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The plan authorizes the granting of options to purchase up to 260,000 shares of common stock of the company to employees of the Company and its subsidiaries. The plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors. As of September 30, 2008 and December 31, 2007, options to purchase a total of 193,000 and 196,000 had been issued with an average exercise price of $10.28 and $10.44, respectively. These options vest through September 2012.

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

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the nine months ended September 30, 2008 is $60,000 lower than if we had continued to account for stock-based compensation under APB 25.

The following is a summary of activity in the Company’s stock option plan at September 30, 2008:

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the year	196,000	$10.44
Granted	12,000	7.42
Exercised	-	-
Expired / forfeited	15,000	10.08

Outstanding at end of period	193,000	$10.28
Exercisable at end of period	98,100	$10.19
Available for grant at end of period	56,000

The weighted average remaining contractual life of options outstanding at September 30, 2008 was 7.4 years. Outstanding options were granted with a weighted average exercise price of $10.28.

The following is a summary of the Company’s nonvested options at September 30, 2008:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2008	101,900	$2.15
Granted	12,000	1.83
Vested	8,500	4.02
Forfeited	15,000	2.64

Nonvested at September 30, 2008	94,900	$2.75

As of September 30, 2008, there was approximately $193,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements to be recognized over the vesting period.

NOTE 12. STOCK WARRANTS

The Company had two stock warrant plans at September 30, 2008 and December 31, 2007. As previously disclosed, the Board of Directors of the Company amended the shareholder warrants to extend the expiration date of its initial shareholder warrants to 2:00 p.m., Dallas, Texas time on the earlier of May 2, 2009, or the occurrence of certain regulatory action.

Initial shareholders of the Company received warrants to purchase one share of common stock for every five shares of common stock purchased in the initial public offering. A total of 336,000 warrants were issued, and 323,199 were outstanding at both September 30, 2008 and December 31, 2007. These warrants are exercisable at a price of $12.50 per share at any time until May 2, 2009. During the nine months ended September 30, 2008, no warrants were exercised by their holders.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and remain outstanding at September 30, 2008. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the nine months ended September 30, 2008, no warrants were exercised.

There were no additional warrants issued during the nine months ended September 30, 2008.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2008, the Company had commitments to extend credit and standby letters of credit of approximately $11.7 million and $12,000, respectively. At December 31, 2007, the Company had commitments to extend credit and standby letters of credit of approximately $13.5 million and $20,000, respectively.

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

The agreement for Mr. Howard provides for compensation and benefits including the issuance of options to acquire up to 25,000 shares of the Company’s common stock at $13.00 per share, exercisable within ten years from the date of grant. At September 30, 2008, these options were issued and outstanding under the stock option plan disclosed in Note 11.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. As of December 31, 2007, the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "Order") with the Office of the Comptroller of the Currency (the "OCC"). The Stipulation and the Order were based on the OCC's findings during its examination as of September 30, 2007. As part of the Order, the Bank has agreed to strengthen its Bank Secrecy Act ("BSA") internal controls, revise and implement changes to its internal BSA audit program, maintain specific capital ratios and correct any violations of law. Regardless of the Bank’s capital position, the requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(000's)	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of September 30, 2008
Total Capital (to Risk Weighted Assets)	$14, 534	11.86%	$9,801	≥	8.00%	$12,251	≥	10.00%
Tier 1 Capital (to Risk Weighted Assets)	13,001	10.61%	4,900	≥	4.00%	7, 351	≥	6.00%

Tier 1 Capital (to Average Assets)	13,001	8.32%	6,250	≥	4.00%	7,812	≥	5.00%

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$14,499	13.00%	$8,921	≥	8.00%	$11,151	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,093	11.74%	4,460	≥	4.00%	6,691	≥	6.00%

Tier 1 Capital (to Average Assets)	13,093	9.45%	5,540	≥	4.00%	6,925	≥	5.00%

NOTE 15. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEET
(Unaudited)

(000's)	September 30, 2008	December 31, 2007

ASSETS

Cash and due from banks	$537	$743
Due from subsidiary	290	290
Other Assets	85	-
Investment in subsidiary	13,001	13,093

Total Assets	$13,913	$14,126

LIABILITIES AND CAPITAL
		-
Capital	13,913	14,126

Total Liabilities and Capital	$13,913	$14,126

T BANCSHARES, INC.
CONDENSED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2008	2007	2008	2007

Equity in income (loss) from subsidiary	$(195)	$33	$(92)	$709

Noninterest expense:
Professional and administrative	14	35	121	100
Stock options	14	20	60	55
Total noninterest expenses	28	55	181	155

Net income (loss)	$(223)	$(22)	$(273)	$554

T BANCSHARES, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(000's)	2008	2007

Cash Flows from Operating Activities

Net Income (Loss)	$(273)	$554
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Equity in (earnings) loss of Bank	92	(709)
Stock based compensation	60	55
Net change in other assets	(85)	-
Net change in other liabilities	-	-

Net cash provided (used) by operating activities	(206)	(100)

Cash Flows from Investing Activities

Proceeds from sale of premises and equipment	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities

Exercise of warrants	-	108

Net cash provided by financing activities	-	108

Net change in cash and cash equivalents	(206)	8
Cash and cash equivalents at beginning of period	743	727

Cash and cash equivalents at end of period	$537	$735

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of September 30, 2008 and December 31, 2007, and our consolidated results of operations for the nine months ended September 30, 2008 and 2007. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco and the neighboring Texas communities. As of September 30, 2008, we had, on a consolidated basis, total assets of $139 million, net loans of $126 million, total deposits of $124 million, and shareholders’ equity of $13.9 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.  We also have a loan production office located at 850 E State Highway 114, Suite 200, Southlake, Texas.

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

The following discussion focuses on our financial condition at September 30, 2008 and December 31, 2007, and our results of operations for the nine months ended September 30, 2008 and 2007.

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

Rights Offering

On July 29, 2008, the Company filed a Form S-1, Registration Statement under the Securities Act of 1933, since revised, to distribute to each of our owners, transferable subscription rights to purchase an aggregate of up to 1,069,052 shares of common stock for an aggregate subscription price of $8,017,890. The Registration Statement was declared effective on October 6, 2008. Transferable subscription rights certificates entitle existing shareholders to purchase one share of common stock at a price of $7.50 for every 1.59375 shares of common stock owned as of July 31, 2008. If shareholders fully exercise their basic subscription rights they are entitled to exercise an oversubscription privilege to purchase, subject to limitations, a portion of the unsubscribed shares of our common stock. Common stock offered but not subscribed by current shareholders will be offered to the public through a limited public offering. The subscription rights and the limited public offering expire at 5:00 p.m., New York City time on December 5, 2008. Since participation is voluntary we have no way to determine the outcome of the rights offering and limited public offering at this time

Application for Capital Purchase Program

On October 23, 2008, the Company filed an application with the Office of the Comptroller of the Currency for a $3.6 million capital purchase from the U.S. Department of Treasury (“Treasury”) under the $250 billion Troubled Asset Relief Program. Under the program, the Treasury would invest $3.6 million with the Company and would receive non-voting preferred stock. The preferred stock may not be redeemed for three years and would pay a cumulative 5% annual dividend for five years and 9% thereafter. In addition, the Company would also agree to grant warrants to the Treasury equivalent to 15% of the aggregate market price of the preferred stock with a term of ten years.

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

Net interest income was $3.7 million and $4.0 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. Net interest margin was 3.2% and 4.2% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in net interest income and net interest margin is primarily the result of a decrease in overall interest rates and the fact that the Bank is asset sensitive, meaning that its assets reprice faster than its liabilities.

Total interest income was unchanged at $7.6 million for the nine months ended September 30, 2008 and 2007. Despite the $23 million increase in average earning assets period over period, the overall decrease in rates offset the benefit of an increase in earning assets. Total average loans and average yield as of September 30, 2008 was $132.3 million and 7.4% compared with $101.3 million and 8.8% at September 30, 2007.

Total interest expense increased by 5.4% to $3.9 million for the nine months ended September 30, 2008, compared to $3.7 million for the nine months ended September 30, 2007. This increase resulted primarily from a $22 million growth in our average deposits to $125 million at September 30, 2008, from $103 million at September 30, 2007. The effect on interest expense from a 21% increase in average deposits was offset by a decrease in the average interest rate paid for interest-bearing deposits. The Average interest rate paid was 4.1% for the nine months ended September 30, 2008, compared to 4.7% for the same period in 2007.

Key Performance Indicators at September 30, 2008

The following were key indicators of our performance and results of operations through the third quarter of 2008:

•	total assets decreased to $139.5 million at the end of the third quarter of 2008, representing a decrease of $8.0 million, or -5.4%, from $147.5 million at the end of 2007;

•	total loans, net of allowance for loan losses, grew to $126.0 million at the end of the third quarter of 2008, representing an increase of $6 million, or 5.0%, from $120.0 million at the end of 2007;

•	total deposits decreased to $124.3 million at the end of the third quarter of 2008, representing and decrease of $8.6 million, or -6.5%, from $132.9 million at the end of 2007;

•	total revenue was $15.7 million for the nine months ended September 30, 2008, compared to $15.8 million for the same period in the prior year, representing a decrease of 0.6%; and

•	net loss was $273,000 for the nine months ended September 30, 2008, compared to net income of $554,000 for the same period in the prior year.

 These items, as well as other factors, are discussed in further detail throughout this “Management’s Discussion and Analysis or Plan of Operation” section of this Quarterly Report on Form 10-Q.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the nine months ended September 30, 2008 and 2007.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Nine Months Ended September 30,
	2008			2007
(000's)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield

Interest-earning assets

Loans, net of reserve	$132,304	$7,294	7.4%	$101,306	$6,671	8.8%
Federal funds sold	15,305	271	2.4%	23,102	894	5.2%
Securities	1,547	39	3.4%	1,478	59	5.3%
Total earning assets	149,156	7,604	6.8%	125,886	7,624	8.1%
Cash and other assets	4,610			5,273
Total assets	$153,766			$131,159

Interest-bearing liabilities
NOW accounts	$1,785	$14	1.0%	$1,698	$16	1.2%
Money market accounts	47,017	956	2.7%	62,300	2,095	4.5%
Savings accounts	159	2	1.4%	338	3	1.3%
Certificates of deposit less than $100,000	28,654	1,086	5.1%	14,437	572	5.3%
Certificates of deposit $100,000 or greater	47,768	1,813	5.1%	24,116	968	5.4%
Total interest bearing deposits	125,383	3,871	4.1%	102,889	3,654	4.7%
Noninterest bearing deposits	14,171			14,889
Other liabilities	1,005			624
Stockholders equity	13,207			12,757
Total liabilities and stockholders' equity	$153,766			$131,159

Net interest income		3,733			3,970
Net interest spread			2.7%			3.3%
Net interest margin			3.2%			4.2%

Provision for loan loss		476			450
Non-interest income		8,050			8,220
Non-interest expense		11,580			11,186
Income (loss) before income taxes		(273)			554
Income taxes expense (benefit)		-			-
Net income (loss)		$(273)			$554

Earnings (loss) per share		(0.16)			0.33
Return on average equity		(2.76)%			5.8%
Return on average assets		(0.24)%			1.69%
Equity to assets ratio		8.59%			9.73%

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

For the nine months ended September 30, 2008, our provision for loan losses was $476,000. The provision amounts are directly related to loan volumes. For the nine months ended September 30, 2007, our provision for loan losses was $450,000. We had charge-offs of $451,000 and recoveries of $44,000 during the nine months ended September 30, 2008. The Bank experienced no charge-offs for the same period in prior year.

Non-interest Income

Non-interest income for the nine months ended September 30, 2008 amounted to approximately $8.1 million and was primarily attributable to fee income generated by the Company for trust services and service charges on depository accounts. Fee income and service charges for the nine months ended September 30, 2007 totaled $8.2 million.

Trust income increased to $8.0 million for the nine months ended September 30, 2008 compared to $6.9 million for the same period in 2007. Trust income is earned on the amount of managed and non-managed assets held in custody.

Service fees for the nine months ended September 30, 2008 was $80,000 compared to $1.3 million for the same period in prior year. The decrease in service fees is due to a severed payment processing client relationship in the third quarter of 2007.

Noninterest Expense

Total noninterest expense was $11.6 million for the nine months ended September 30, 2008, compared to $11.2 for the nine months ended September 30, 2007.

Salaries and employee benefits totaled $2.3 million for the nine months ended September 30, 2008, as compared to $2.1 million for the nine months ended September 30, 2007. We had 31 full-time equivalent employees as of September 30, 2008 and 29 employees as of September 30, 2007. Included in the nine months ending September 30, 2008, is $60,000 of expense related to stock options. For the nine months ended September 30, 2007, there was $55,000 of expense related to stock options.

Occupancy and equipment expenses totaled $978,000 for the nine months ended September 30, 2008, as compared to $791,000 for the nine months ended September 30, 2007. Expense in both periods is attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Expenses related to trust consulting services were $7.0 million for the nine months ended September 30, 2008, compared to $6.5 million for the nine months ended September 30, 2007. Advisory fees are based on total assets held in custody and are paid to a fund advisor to manage the assets in the trust.

Professional fees were $513,000 for the nine months ended September 30, 2008, compared to $492,000 for the nine months ended September 30, 2007.

Income Taxes

No federal income tax expense was recorded for the nine months ended September 30, 2008, due to available operating losses to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved. Cumulative net operating loss available to carry forward for tax purposes is approximately $458,000 as of December 31, 2007.

Financial Condition

Our total assets as of September 30, 2008 were $139 million, compared to $148 million as of December 31, 2007. Correspondingly, deposits were $124 million as of September 30, 2008, compared to $133 million as of December 31, 2007. The decrease in total assets and deposits was primarily the result of our efforts to strengthen the Bank’s capital ratios by contracting our balance sheet. This was achieved by slowing loan growth, selling deposits and deploying our federal funds sold balance.

As of September 30, 2008, our shareholders’ equity was $13.9 million, compared to $14.1 million as of December 31, 2007.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At September 30, 2008, we had $6.4 million in federal funds sold. At December 31, 2007, we had $20.3 million federal funds sold. Federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

Our securities consisted of Federal Reserve Bank of Dallas stock at cost of $420,000 at September 30, 2008 and December 31, 2007, respectively, and Federal Home Loan Bank of Dallas stock at cost of $131,000 at September 30, 2008 and $79,000 at December 31, 2007. We had U.S. Government Agency mortgage backed security at September 30, 2008, having an amortized cost and estimated fair value of $1,011,000. At December 31, 2007, we held a 90-day maturing U.S. Treasury Securities having an amortized cost and estimated fair value of $992,000. Weighted average yield of the securities portfolio at September 30, 2008 was 3.4% compared to 4.0% at December 31, 2007.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of	As of
(000's)	September 30, 2008	December 31, 2007

Commercial and industrial	$83,070	$81,811
Consumer installment	3,509	3,183
Real estate — mortgage	19,490	23,542
Real estate — construction	21,741	13,177
Other	10	13
	127,820	121,726

Less allowance for loan losses	1,669	1,600
Less deferred loan fees	156	202
	$125,995	$119,924

As of September 30, 2008 and December 31, 2007, our total loans were $128 million and $122 million, respectively. The increase in our loan volume is a result of continued strong demand for commercial and industrial loans. Total loans, net of reserves and deferred fees, as a percentage of total assets were 90.4% as of September 30, 2008, and 81.3% as of December 31, 2007.

Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients businesses. At September 30, 2008 and December 31, 2007, commercial loans totaled $83.1 million and $81.8 million, representing approximately 65.0% and 67.2% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At September 30, 2008 and December 31, 2007, consumer loans totaled $3.5 million and $3.2 million, approximately 2.7% and 2.6% of our total funded loans, respectively.

Our real estate loan portfolio is comprised of construction loans and short-term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Short-term mortgage loans are typically secured by commercial properties occupied by the borrower; typically have terms of three to ten years with both fixed and floating rates. At September 30, 2008 and December 31, 2007, real estate loans totaled $41.2 million and $36.7 million, approximately 32.3% and 30.2% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2008, our commercial loan portfolio included $72.8 million of loans, approximately 56.9% of our total funded loans, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity distribution and type of loan within our loan portfolio as of September 30, 2008:

	As of September 30, 2008
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$13,729	$8,542	$634	$45,882	$14,283	$83,070
Consumer installment	694	910	-	1,905	-	3,509

Real estate — mortgage*	3,274	7,238	935	4,383	3,661	19,491

Real estate — construction*	18,080	633	837	2,190	-	21,740
Other	10	-	-	-	-	10
Total	$35,787	$17,323	$2,406	$54,360	$17,944	$127,820

*Includes nonaccrual and other loans at September 30, 2008

Nonperforming Loans and Assets

 Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. The impact of foreclosures and distressed sales is impacting the value of real estate and the overall economy broadly. This economic downturn has affected our real estate portfolio. As of September 30, 2008, we had no loans 90 days or more past due and still accruing interest and $3,336,000 in loans on nonaccrual status. At December 31, 2007, we had $430,000 of 90 days or more past due and still accruing interest and $655,000 in loans on nonaccrual status.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At September 30, 2008 the Company had $7.7 million in special mention loans, $5.1 million in substandard loans, and $0 classified as doubtful at September 30, 2008.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.7 million, or 1.31% of total funded loans, at September 30, 2008, and $1.6 million, or 1.31%, as of December 31, 2007.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. With the current downturn in the economy, charge-offs in our portfolio have increased. We had charge-offs of $451,000 and recoveries of $44,000 during the nine months ended September 30, 2008. During the year ended December 31, 2007, we did not incur any charge-offs. To date, all charge-charges have been isolated to our commercial and industrial and consumer installment portfolios.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.

(000's)	As of September 30, 2008		As of December 31, 2007
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans

Commercial and industrial	$1,085	65.0%	$1,076	67.2%
Consumer installment	46	2.8%	42	2.6%
Real estate — mortgage	254	15.2%	309	19.3%
Real estate — construction	284	17.0%	173	10.8%
Total allowance for loan losses	$1,669	100.0%	$1,600	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $1.3 million at September 30, 2008 and $1.6 million at December 31, 2007.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	For the nine months ended
(000's)	September 30, 2008			September 30, 2007
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate

Noninterest bearing deposits	$14,171	10.2%	0.0%	$14,889	12.6%	0.0%
NOW accounts	1,785	1.3%	1.0%	1,698	1.4%	1.2%
Money market accounts	47,017	33.7%	2.7%	62,300	52.9%	4.5%
Savings accounts	159.1%		1.4%	338	0.3%	1.3%
Certificates of deposit, less than $100,000	28,654	20.5%	5.1%	14,437	12.3%	5.3%
Certificates of deposit, $100,000 or greater	47,768	34.2%	5.1%	24,116	20.5%	5.4%

Total deposits	$139,554	100.0%	3.7%	$117,778	100.0%	4.7%

Total deposits at September 30, 2008 and December 31, 2007 were $124 million and $133 million, respectively, representing a decrease of $9 million, or -6.8%, during the nine month period ending September 30, 2008. The Bank continues to seek ways to attract additional deposits.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	September 30, 2008	December 31, 2007

Three months or less	$21,373	$2,034
Over three months through 12 months	5,987	25,049
Over one year through three years	10,196	11,650
Over three years	7,693	2,954

Total	$45,249	$41,687

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at September 30, 2008. See Note 13 to the financial statements included in this report. In addition to the on balance sheet liquidity available, the Bank opened a line of credit with the Federal Home Loan Bank (“FHLB”), which provides the Bank with a source of off-balance sheet liquidity. As of September 30, 2008 the Bank’s established credit line with the FHLB was $12.9 million or 9.3% of assets, of which none was utilized or outstanding. The Bank also access to federal funds purchased for $7.1 million or 5.1% of assets.

Borrowings

At September 30, 2008, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $11.7 million and $12,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $45.6 million at September 30, 2008. We have access to a variety of borrowing sources including federal funds purchased for $7.1 million and advances from Federal Home Loan Bank for $12.9 million. However, management believes we have sufficient funds available to meet current originations and other commitments.

The Bank’s significant contractual obligations and other potential funding needs at September 30, 2008 consist of:

	As of September 30, 2008
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years

Operating leases	$283	$584	$534	$310

Certificates of deposit	$45,587	$16,516	$11,764	$-

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

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "Order") with the Office of the Comptroller of the Currency (the "OCC"). The Stipulation and the Order were based on the OCC's findings during its examination as of September 30, 2007. As part of the Order, the Bank has agreed to strengthen its Bank Secrecy Act ("BSA") internal controls, revise and implement changes to its internal BSA audit program, maintain specific capital ratios and correct any violations of law. Regardless of the Bank’s capital position, the requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(000's)	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of September 30, 2008
Total Capital (to Risk Weighted Assets)	$14,534	11.86%	$9,801	≥	8.00%	$12,251	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,001	10.61%	4,900	≥	4.00%	7,351	≥	6.00%

Tier 1 Capital (to Average Assets)	13,001	8.32%	6,250	≥	4.00%	7,812	≥	5.00%

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$14,499	13.00%	$8,921	≥	8.00%	$11,151	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,093	11.74%	4,460	≥	4.00%	6,691	≥	6.00%

Tier 1 Capital (to Average Assets)	13,093	9.45%	5,540	≥	4.00%	6,925	≥	5.00%

Liquidity Management

At September 30, 2008, the Company (excluding the Bank) had approximately $537,000 in remaining cash proceeds of the initial public offering, which includes $108,000 of initial shareholder warrant and option exercises. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated.

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

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of September 30, 2008, the loan to deposit ratio was 103%.

The Bank had cash and cash equivalents of $8.9 million, or 6.4% of total assets, at September 30, 2008. In addition to the on balance sheet liquidity available, the Bank opened a line of credit with the Federal Home Loan Bank (“FHLB”), which provides the Bank with a source of off-balance sheet liquidity. As of September 30, 2008, the Bank’s established credit line with the FHLB was $12.9 million or 9.3% of assets, of which none was utilized or outstanding. The Bank also has access to federal funds purchased for $7.1 million or 5.1% of assets. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well-capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. As noted in the Capital Resources and Capital Adequacy Requirements section of this discussion, regardless of the Bank’s capital position, the requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements.

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

Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and compares those results to other interest rate scenarios with changes in the magnitude, timing and relationship among various interest rates. At September 30, 2008, we modeled rising ramp and declining interest rate simulations in 150 basis point increments spread ratably over four quarters. The impact of imbedded options in bank products was considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income assuming the rates remain unchanged. The Investment/Asset-Liability Committee utilizes the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

In the September 30, 2008 simulation, our model indicated an exposure in the level of net interest income to rising rates for a 12-month period. The hypothetical rate scenarios consider an up or down change of 50, 100, 150, and 200 basis points during a 12-month period. At September 30, 2008, the net interest income at risk for one year in the 100 and 200 basis point falling rate scenarios were calculated respectively at ($139,000),or (3.19%) and ($315,000) or (7.23%) lower than the net interest income in the rates unchanged scenario. These exposures are within our policy guidelines of 10%. At September 30, 2008, the net interest income for one year in the 100 and 200 basis point rising rate scenarios was calculated respectively to be $80,000, or 1.84% and $151,000, or 3.47% higher than the net interest income in the rates unchanged scenario. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations. The following table indicates the estimated impact on net interest income under various interest rate scenarios as of September 30, 2008:

	Change in Future Net Interest Income as of September 30, 2008
	Dollar Change	Percentage Change

+200 basis points over one year	$151,000	3.47%
+100 basis points over one year	80,000	1.84%
-100 basis points over one year	(139,000)	-3.19%
-200 basis points over one year	(315,000)	-7.23%

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2008, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future deposit activity.

	As of September 30, 2008
	Volumes Subject to Repricing Within
	0 - 1 Days	2 - 90 Days	91 - 364 Days	1 - 3 Years	Over 3 Years	Non-interest Sensitive	Total
Assets

Short-term investments and federal funds sold	$6,420	$-	$-	$-	$-	$2,513	$8,933
Investment securities	-	51	152	46	1,313	-	1,562
Loans	32,075	8,369	22,873	19,514	43,164	-	125,995
Fixed and other assets	-	-	-	-	-	3,002	3,002

Total assets	$38,495	$8,420	$23,025	$19,560	$44,477	$5,515	$139,492

Liabilities and Shareholders' Equity

Noninterest-bearing, interest-bearing checking, savings and money market accounts	$9,985	$-	$-	$30,397	$-	$10,066	$50,448
Certificates of deposit	-	34,218	11,369	16,515	11,765	-	73,867
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	1,264	1,264
Shareholders' equity	-	-	-	-	-	13,913	13,913

Total liabilities and shareholders' equity	$9,985	$34,218	$11,369	$46,912	$11,765	$25,243	$139,492

Period gap	28,510	(25,798)	11,656	(27,352)	32,712
Cumulative gap	28,510	2,712	14,368	(12,984)	19,728

Period gap to total assets	20.44%	-18.49%	8.36%	-19.61%	23.45%

Cumulative gap to total assets	20.44%	1.94%	10.30%	-9.31%	14.14%

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

T BANCSHARES, INC.

Date: November 14, 2008	By:	/s/ Patrick G. Adams

Patrick G. Adams President and Chief Executive Officer Principal Executive Officer

Date: November 14, 2008	By:	/s/ Terry Purchal

Terry Purchal Chief Financial Officer
Principal Financial Officer