Form 10-K
period 2008-12-31
T Bancshares, Inc.
filed 2009-03-31
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10−K

☒  ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission File Number: 000-51297

T Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Texas	71-0919962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16000 Dallas Parkway, Suite 125, Dallas, Texas 75248	(972) 720-9000
(Address of principal executive offices) (ZIP Code)	Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of common shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,941,305 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of March 31, 2009

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2009 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2008, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of T Bancshares, Inc. to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

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

As of December 31, 2008, the Bank had approximately $136 million in assets, $123 million in total loans and $111 million in deposits.

Market Area

Our primary service areas are the Addison/North Dallas, Plano/Frisco and Southlake/Grapevine/Northeast Tarrant County banking markets. We serve these markets from three locations, one of which is a loan production office. Our main office is located at 16000 Dallas Parkway, Dallas, Texas, and we also have a full-service branch office at 8100 North Dallas Parkway, Plano, Texas. The branch office enables us to more effectively serve the Plano/Frisco sector of our primary banking market. We have a loan production office located at 850 E State Highway 114, Southlake, Texas. Our primary service area represents a diverse market with a growing population and economy. According to data obtained from the United States Census and ESRI Business Information Systems, between 2000 and 2007, the population of the North Dallas/Addison area grew almost 7%, the population of the Frisco/Plano area grew more than 32% and the population of Northeast Tarrant County grew more that 22%. This population growth has attracted many businesses to the area and led to growth in the local service economy, and, while they cannot be certain, we expect this trend to continue.

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

The Bank’s delegations of authority and loan policy, which are approved by the Board of Directors, provide for various levels of officer lending authority. The Bank has an independent review that evaluates the quality of loans on a quarterly basis and determines if loans are originated in accordance with the guidelines established by the board of directors. Additionally, our board of directors has formed a Directors’ Loan Committee and appointed seven directors to provide the following oversight:

•	Ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;
•	Approve secured loans above an aggregate amount of $250,000 and unsecured loans above an aggregate amount of $100,000 to any entity and/or related interest;
•	Monitor delinquent and non-accrual loans;
•	Monitor overall loan quality through review of information relative to all new loans;
•	Monitor our loan review systems; and
•	Review the adequacy of the loan loss reserve.

We follow a conservative lending policy, but one which permits prudent risks to assist businesses and consumers in our lending market. Interest rates vary depending on our cost of funds, the loan maturity, the degree of risk and other loan terms. The Bank does not make any loans to any of its directors or executive officers unless its board of directors, excluding any interested parties, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable non-affiliated borrower.

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

•
Commercial real estate. Commercial real estate loan terms generally are limited to ten years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for a period exceeding 60 months. The Bank generally charges an origination fee for its services. The Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. The Bank also makes commercial real estate loans to owner occupants of the real estate held as collateral. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis. In addition, at least two of our directors are experienced in the acquisition, development and management of commercial real estate and use their experience to assist in the evaluation of potential commercial real estate loans.

•
Residential real estate. The Bank’s residential real estate loans consist of loans to acquire and renovate existing homes for subsequent re-sale,  residential new construction loans and, on a very limited basis, second mortgage loans and traditional mortgage lending for one-to-four family residences. The Bank offers primarily adjustable rate mortgages. All loans are made in accordance with the Bank’s appraisal and loan policy with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 80%, unless the borrower has private mortgage insurance. We believe these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial Loans

Loans for commercial purposes in various lines of businesses are a major component of the Bank’s loan portfolio. The targets in the commercial loan markets are retail establishments, professional service providers, in particular dentists, and small-to medium-sized businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any. The commercial loans primarily are underwritten on the basis of the borrower’s ability to service the loan from income and their creditworthiness. The Bank will typically make equipment loans for a term of ten years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be repaid over the term of the loan or due at maturity.

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

Portfolio Composition

The following table sets forth the composition of the Bank’s loan portfolio at December 31, 2008. Loan balances do not include undisbursed loan proceeds, unearned income, and allowance for loan losses.

Portfolio Percentage at December 31, 2008
Commercial and industrial	65%
Consumer installment	3%
Real Estate – mortgage	16%
Real Estate – construction	16%

100%

Investments

The Bank invests a portion of its assets in U.S. Treasuries, government agency mortgage backed securities and federal funds sold. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset deposit fluctuations. The Bank’s Asset-Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by the Board of Directors.

Deposit Services

Deposits are the major source of the Bank’s funds for lending and other investment activities. Additionally, we also generate funds from loan principal repayments and prepayments. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. The Bank considers the majority of its regular savings, demand, NOW, and money market deposit accounts to be core deposits. These accounts comprised approximately 47% of the Bank’s total deposits at December 31, 2008. The Bank’s remaining deposits were composed of time deposits less than $100,000, which comprised 19% of total deposits, and time deposits of  $100,000 and greater, which comprised approximately 34% of total deposits at December 31, 2008. The Bank is very competitive in the types of accounts and interest rates we offer on deposit accounts, in particular money market accounts and time deposits. We actively solicit these deposits through personal solicitation by its officers and directors, advertisements published in the local media, and through our Internet banking strategy.

Trust Services

Since August 2006, the Bank has offered traditional fiduciary services, such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. As of December 31, 2008, the Bank had approximately $660 million in trust assets under management.

Other Banking Services

Other banking services currently offered or anticipated include cashier’s checks, travelers’ checks, direct deposit of payroll and Social Security payments, bank-by-mail, remote check deposits, automated teller machine cards and debit cards. The Bank offers its customers free usage of any automated teller machine in the world. We also may offer expanded financial services, such as insurance, financial planning and investments in the future.

Employees

The success of the Bank depends, in significant part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank currently has 31 full-time equivalent employees. The Bank believes that its relations with its employees are good.

Employees are covered by a comprehensive employee benefit program which provides for, among other benefits, hospitalization and major medical insurance, disability insurance, and life insurance. Such employee benefits are considered by management to be generally competitive with employee benefits provided by other similar employers in the Bank's geographic market area.

Other Available Information

We file or furnish with the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov  that contains our reports, proxy statements, and other information that we file electronically with the SEC.

In addition, our annual reports on Form 10-K and quarterly reports on Form 10-Q are available through our Internet website, www.tbank.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Deposit insurance assessments

The FDIC imposes an assessment against all depository institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of an institution’s deposits.  On October 7, 2008, as a result of decreases in the reserve ratio of the Deposit Insurance Fund (the “DIF”), the FDIC issued a proposed rule establishing a Restoration Plan for the DIF.  The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by seven basis points for the first quarter 2009 assessment period.  The rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009.  Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate.  This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points.  The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from eight to 77.5 basis points of the institution’s deposits.  On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009.

The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.

On February 27, 2009, the FDIC proposed an emergency assessment charged to all financial institutions of 0.20% of insured deposits as of June 30, 2009, payable on September 30, 2009.  In March of 2009, the FDIC reduced the amount of the proposed assessment to 0.10% of insured deposits as of June 30, 2009.

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

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978 and its amendment, the Fair and Accurate Credit Transactions Act of 2003, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

Dividends

The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding two years, less any required transfers to surplus. In addition, the Bank will be unable to pay dividends unless and until it has positive retained earnings. As of December 31, 2008, the Bank had an accumulated deficit of approximately $1,095,000. Accordingly, we will be unable to pay dividends until the accumulated deficit is eliminated.

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

Recent Regulatory Developments

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United Stated government has taken unprecedented actions.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act (“ESSA”).  Pursuant to EESA, the Treasury has the authority to, among other things, purchase mortgages, mortgage-backed securities and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the United States financial markets.  EESA also included a provision to increase the amount of deposits insured by the FDIC in a bank from $100,000 per depositor to $250,000 through December 31, 2009.

On October 7, 2008, the Board of Directors of the FDIC adopted a restoration plan accompanied by a notice of proposed rulemaking that would increase the rates banks pay for deposit insurance, while at the same time making adjustments to the system that determines what rate a bank pays the FDIC.  On December 16, 2008, the Board of Directors of the FDIC voted to adopt a final rule increasing risk-based assessment rates uniformly by seven basis points (seven cents for every $100 of deposits), on an annual basis, for the first quarter of 2009.

On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program, that provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies.  All eligible institutions were covered under the program until November 14, 2008, without incurring any costs.  Participating institutions are now being assessed a charge of ten basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior secured debt.  The Bank anticipates participating in this program, to the extent it is eligible to do so.

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

Item 1A.	Risk Factors.

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

Our profitability will depend on the Bank’s profitability and, while we were profitable in 2006 and 2007, we can give no assurance that we will be profitable in the future. We have incurred substantial start-up expenses associated with our organization and our public offering and expect to sustain losses or achieve minimal profitability during our initial years of operations. At December 31, 2008, we had an accumulated deficit account of approximately $3.1 million, principally resulting from the organizational and pre-opening expenses that we incurred in connection with the opening of the Bank. In addition, due to the extensive regulatory oversight to which we are subject, we expect to incur significant administrative costs. Our success will depend, in large part, on our ability to address the problems, expenses and delays frequently associated with new financial institutions and the ability to attract and retain deposits and customers for our services. If we are ultimately unsuccessful, you may lose part or all of the value of your investment.

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

Since August 2006, we have been offering traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, non profit organizations, employee benefit plans and organizations. The Bank received regulatory approval from the Comptroller to establish trust powers in February 2006. As of December 31, 2008, the Bank had approximately $660 million in trust assets under management. To date, most of the growth in our assets under management relates to a registered investments advisor who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. Furthermore, the level of assets under management is significantly impacted by the market value of the assets which has declined sharply during 2008. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

We have a loan concentration related to the acquisition and financing of dental practices.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2008, our commercial loan portfolio included $73.6 million of loans, approximately 58.8% of our total funded loans, to the dental industry, including practice acquisition loans, dental equipment loans, and dental facility loans. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental practice in general, we may incur significant losses in our loan portfolio as a result of this concentration.

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

The recently enacted Emergency Economic Stabilization Act of 2008 may not stabilize the United States financial system.

The capital and credit markets have been experiencing volatility and disruption for more than a year.  In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law EESA.  The primary purpose of EESA is to provide relief to the United States economy by giving the United States government the authority to develop programs to increase the supply of credit to the United States economy and to generally stabilize economic conditions.  A number of programs have been developed under EESA, including the Troubled Asset Relief Program and the related Capital Purchase Program.  We do not know what actual impact EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially adversely affect our business, financial condition and results of operation.

Current adverse market conditions have resulted in a lack of liquidity and reduced business activity.

Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment have resulted in significant write-downs of asset values by financial institutions.  These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  To the extent a weak institution in our market merges with or is acquired by a stronger institution, the competition within the market may increase.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions.  The willingness of other banks to lend to the Bank may be further reduced by the fact the Bank is new and has no established banking relationships.  Loans from other banks will be essential for the Bank to maintain liquidity and grow its loan portfolio.  The Bank anticipates having sufficient liquidity to fund its immediate growth and operations following its initial capitalization; however, a prolonged lack of available credit with resulting reduced business activity could materially adversely affect our business, financial condition and results of operations.

Recent negative developments in the financial industry and the domestic and international credit markets may result in more legislation and regulatory oversight.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing well into 2009.  A continued recession could reduce the profitability and therefore the credit worthiness of the Bank’s customers and prospective customers.  As a result of the “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits (including through interest rate wars) and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to obtain deposits or originate loans, and could materially adversely affect our business, financial condition, and results of operations.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is thinly traded and, therefore, you may have difficulty selling shares.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”); however, we are unable to provide assurance that an active market will exist in the future or that shares can be liquidated without delay. The average daily trading volume in our stock was 295 in 2008.

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

Item 2.	Properties.

Our main office is located at 16000 Dallas Parkway, Dallas, Texas 75248. We occupy 4,357 square feet of the main lobby-accessed ground floor of a multi-story office building at that address. The lease for our main office began on January 1, 2004 and is for a term of 125 months. The lease rate is scheduled to increase July 1, 2009. We subsequently leased an additional 3,493 square feet on the second floor of the same building to house our trust and operations areas. The lease began on June 1, 2006, and is for a term of 64 months. The leases also call for the Bank to pay for a pro rata share of operating, tax and electric costs above a certain base amount. We also operate a branch office located at 8100 North Dallas Parkway, Plano, Texas, which is approximately 10 miles north of the main office. The branch office occupies 1,750 square feet in a two story, commercial building in a developed commercial center. The lease for our branch office began on December 1, 2003 and is for a term of 120 months. The lease rate increased on month 60. The lease also calls for the Bank to pay for a pro rata share of operating and tax costs above a certain base amount.   We also operate a loan production office located at 850 E Highway 114, Southlake, Texas, which is approximately 15 miles northwest of the main office. The loan production office occupies 2,245 square feet on the second floor of a two story, commercial building in a developed commercial center. The lease for our office began on February 1, 2007 and is for a term of 120 months. The lease rate is scheduled to increase on February 1, 2012. The lease also calls for the Bank to pay for a pro rata share of operating and tax costs above a certain base amount. Management believes that the principal terms of the leases are consistent with prevailing market terms and conditions and that these facilities are in good condition and adequate to meet our current needs.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
2008
Fourth Quarter	$7.50	$4.50
Third Quarter	$9.50	$5.07
Second Quarter	$9.50	$7.70
First Quarter	$10.25	$7.05

2007
Fourth Quarter	$13.00	$10.00
Third Quarter	$13.50	$10.50
Second Quarter	$16.00	$11.75
First Quarter	$12.75	$11.50

 On March 28, 2009 we had 391 holders of record of our common stock.

Dividends

It is the policy of our board of directors to reinvest earnings for such period of time as is necessary to ensure our successful operations. There are no current plans to initiate payment of cash dividends, and future dividends will depend on our earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by our board of directors. In addition, we are subject to regulatory restrictions on our payment of dividends. For more information regarding the Company’s ability to pay dividends, please refer to the “ Supervision and Regulation ” section under item 1.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))

Equity compensation plans approved by security holders	260,000	$9.87	43,500

Item 6.	Select Financial Data.

Because the registrant is a small business issuer, disclosure under this item is not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Item 1—Business—Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our audited consolidated financial statements and the notes to our audited consolidated financial statements included elsewhere in this report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Item 1A—Risk Factors” and included in other portions of this report.

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

2008 Executive Overview

Financial Highlights

The following were significant factors related to 2008 results as compared to 2007.

During 2008, total assets decreased by $11.3 million to $136.3 million. Due to a regulatory requirement to increase the Bank’s Tier 1 leverage ratio to 9% by September 30, 2008, the Bank decreased the size of its balance sheet.  This decrease was achieved primarily through participating loans and deposits.

Credit quality declined in 2008 as the Bank experienced $451,000 in charge-offs.  The Bank had no charge-offs in 2007.  Non-performing loans increased in 2008 to $4.6 million at year end compared to $1.1 million in prior year.

Net income was down significantly as the Company lost $428,000 in 2008 compared to income of $801,000 in 2007.  There are two primary drivers for difference in years’ earnings. First, the Bank severed a payment processing client relationship in the third quarter of 2007. Second, the economic downturn in 2008 compressed net interest margin and had a significant negative impact on earnings.

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

Recent Developments

Capital Raised through Rights Offering

On December 31, 2008, the Company completed its rights offering for 237,504 shares of common stock at a price of $7.50 per share for a total of $1.8 million.  The proceeds from the offering were held in receivership at year end and deposited with the Company on January 7, 2009.

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

Allowance for Credit Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the collectability of loans based on historical experience and the borrowers ability to repay, the nature and volume of the portfolio, information about specific borrower situations and the estimated value of any underlying collateral, economic conditions and other factors. The allowance consists of general and specific reserves. The specific component relates to loans that are individually evaluated and determined to be impaired. This evaluation is often based on significant estimates and assumptions due to the level of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to change. The general component relates to the entire group of loans that are evaluated in the aggregate based primarily on industry historical loss experience adjusted for current economic factors. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate. As of December 31, 2008, the Bank had incurred charge-offs, net of recoveries, of $379,000 and the allowance for loan loss was approximately 1.31% of total loans.

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

Stock Based Compensation

We adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payments on January 1, 2006 using the modified prospective method. Accordingly, no compensation expense was recognized in our financial statements for years ended prior to January 1, 2006. For the years ended December 31, 2008 and 2007, we recorded expense of $96,000 and $79,000, respectively, for option grants.

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

Financial Condition

Investment Securities

Securities are categorized as either “held to maturity”, “available for sale”, or “trading.” Securities held to maturity represent those securities which the Bank has the positive intent and ability to hold to maturity. The primary purpose of the Bank’s investment portfolio is to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against public deposits, and to control interest rate risk. In managing the portfolio, the Bank seeks to attain the objectives of safety of principal, liquidity, diversification, and maximized return on investment.

At December 31, 2008, the Bank’s securities consisted of Federal Reserve Bank Stock, having an amortized cost and fair value of $420,000, Federal Home Loan Bank stock, having an amortized cost and fair value of $302,000 and a GNMA mortgage backed security having an amortized cost of $981,000 and a fair value of $1,012,000. The weighted average yield for the securities was 3.28% at December 31, 2008.

At December 31, 2007, the Bank’s securities consisted of Federal Reserve Bank Stock, having an amortized cost and fair value of $420,000, Federal Home Loan Bank stock, having an amortized cost and fair value of $79,000 and U.S. Treasury Notes having an amortized cost and fair value of $992,000. The weighted average yield for the securities was 5.07% at December 31, 2007.

The GNMA mortgage backed security is pledged to the Bank’s trust department deposits that exceed the FDIC insurance limits. At December 31, 2008, all securities were designated “held to maturity” and the Bank had no “available for sale” or “trading” securities.

Loan Portfolio Composition

Commercial loans comprise the largest group of loans in our portfolio amounting to $81.3 million, or 65.0% of the total loan portfolio, at December 31, 2008, which is down slightly from $81.8 million, or 67.2%, at December 31, 2007. Commercial real estate loans comprise the second largest group of loans in the portfolio.  At December 31, 2008, commercial real estate loans totaled $40.0 million, or 32.0% of the total loan portfolio, compared to $36.7 million, or 30.2%, at year end in prior year. The following table sets forth the composition of our loan portfolio:

	As of December 31,
(000's)	2008		2007

Commercial and industrial	$81,342	64.98%	$81,811	67.21%
Consumer installment	3,799	3.04%	3,183	2.61%
Real estate — mortgage	20,543	16.41%	23,542	19.34%
Real estate — construction	19,481	15.56%	13,177	10.83%
Other	12	0.01%	13	0.01%
	$125,177	100.00%	$121,726	100.00%

Less allowance for loan losses	1,638		1,600
Less deferred loan fees	146		202

	$123,393		$119,924

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2008, our commercial loan portfolio included $73.6 million of loans, approximately 58.8% of our total funded loans, to the dental industry, as compared to $60.8 million, or 49.8%, at December 31, 2007. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated and the Bank continues to grow, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

As of December 31, 2008, 26.4% of the loan portfolio consisting of commercial, consumer and real estate loans, or $33.1 million, matures or re-prices within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding at December 31, 2008 and 2007, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2008
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$12,618	$8,089	$515	$46,548	$13,572	$81,342
Consumer installment	1,117	793	-	1,889	-	3,799
Real estate — mortgage	3,480	6,897	782	4,827	4,557	20,543
Real estate — construction	15,833	621	837	2,190	-	19,481
Other	12	-	-	-	-	12

Total	$33,060	$16,400	$2,134	$55,454	$18,129	$125,177

	As of December 31, 2007
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$22,584	$10,353	$888	$34,350	$13,636	$81,811
Consumer installment	959	979	6	941	298	3,183
Real estate — mortgage	10,796	6,419	2,892	1,942	1,493	23,542
Real estate — construction	8,861	1,999	203	-	2,114	13,177
Other	13	-	-	-	-	13

Total	$43,213	$19,750	$3,989	$37,233	$17,541	$121,726

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is less than their average contractual terms due to prepayments.

Nonperforming Assets

Our primary business is making commercial, real estate, and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While the Company has instituted underwriting guidelines and credit review procedures to protect it from avoidable credit losses, some losses will inevitably occur. At December 31, 2008, the Company had nonperforming assets of $4.6 million, of which $1.3 million was past due 90 days or more but still accruing interest.

Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. The following table sets forth certain information regarding nonaccrual loans and 90 days or more past due loans, including ratio of such loans to total assets as of the dates indicated:

	As of December 31,
(000's)	2008		2007
Allocated:	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets

Commercial and industrial	$137	0.10%	$665	0.45%
Real estate — mortgage	1,666	1.22%	-	-%
Real estate — construction	2,778	2.04%	420	0.29%
Consumer and other	-	-%	-	-%
Total nonperforming loans to total assets	$4,581	3.36%	$1,085	0.74%

As of March 31, 2009, $1.3 million of the 90 days or more past due but still accruing interest at December 31, 2008, were brought to current status. In addition, $1.1 million of nonaccrual loans were foreclosed upon prior to March 31, 2009.  After performing a market analysis for the real estate owned, the Bank impaired the assets for an additional $100,000.  No other loans were charged off or impaired in the first quarter ended March 31, 2009.

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

The allowance for loan losses amounted to $1.6 million at December 31, 2008 and December 31, 2007. During the year ended December 31, 2008, the Bank had charge-offs of $451,000. The Bank did not experience any charge-offs prior to 2008.  Based on an analysis performed by management at December 31, 2008, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

The following table sets forth the specific allocation of the allowance for years ended December 31, 2008 and 2007 and the percentage of allocated possible loan losses in each category to total gross loans:

	As of December 31,
(000's)	2008		2007
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans

Commercial and industrial	$1,064	65.0%	$1,075	67.3%
Consumer installment	49	3.0%	42	2.6%
Real estate — mortgage	269	16.4%	309	19.3%
Real estate — construction	256	15.6%	174	10.8%
Total allowance for loan losses	$1,638	100.00%	$1,600	100.0%
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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Bank’s attractive rates, are attracted from across the nation. The Bank offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week, and a survey of rates among competitors and other financial institutions. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.

The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits:

	As of December 31,
	2008			2007
	Average Balance	Percent of Deposits	Average Yied	Average Balance		Average Yied
Noninterest bearing deposits	$13,649	10.0%	0.00%	$14,889	12.7%	0.00%
NOW accounts	1,792	1.3%	1.04%	1,598	1.4%	1.16%
Money market accounts	46,722	34.4%	2.62%	62,300	52.9%	4.26%
Savings accounts	162	0.1%	1.46%	338	0.3%	1.22%
Certificates of deposit less than $100,000	27,646	20.4%	4.98%	14,437	12.2%	5.86%
Certificates of deposit $100,000 or more	45,908	33.8%	5.03%	24,116	20.5%	5.84%

Total average deposits	$135,879	100.00%	4.03%	$117,678	100.00%	4.80%

The following table presents maturity of our time deposits of $100,000 or more at December 31, 2008 and 2007:

	As of December 31,
(000's)	2008	2007

Three months or less	$3,345	$2,034
Over three months through 12 months	7,557	25,049
Over one year through three years	21,031	11,650
Over three years	5,307	2,954

Total	$37,240	$41,687

Liquidity

The Company’s liquidity is its ability to maintain a steady flow of funds to support its ongoing operating, investing and financing activities. Our Board establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective as well as from an asset and liability perspective. We monitor liquidity through a regular review of loan and deposit maturities and forecasts, incorporating this information into a detailed projected cash flow model.

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

The Bank had cash and cash equivalents of $8.5 million, or 6.2% of total assets at December 31, 2008. In addition to the on balance sheet liquidity available, the Bank opened  lines of credit with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”), which provides the Bank with a source of off-balance sheet liquidity. As of December 31, 2008, the Bank’s established credit line with the FHLB was $13.4 million, or 9.8% of assets, of which none was utilized or outstanding. The established credit line with the FRB was $20.2 million, or 14.8% of assets, of which $10.5 million was utilized at December 31, 2008.  The Bank also has access to federal funds purchased for $3.4 million or 2.5% of assets. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

The following table presents the changes in net interest income and identifies the changes due to differences in the average volume of earning assets and interest–bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.  The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	2008 vs 2007			2007 vs 2006
(000's)	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Total

Federal Funds Sold	$(589)	$(205)	$(794)	$(48)	$216	$168
Securities	(23)	7	(16)	(4)	46	42
Loans, net of reserve	(1,532)	1,868	336	(125)	4,790	4,665
Total earning assets	(2,144)	1,670	(474)	(177)	5,052	4,875

NOW	(2)	2	-	(0)	0	-
Money Market	(1,021)	(409)	(1,430)	111	1,470	1,581
Savings	0	(2)	(2)	(1)	(0)	(1)
Certificates of deposit $100,000 or less	(127)	659	532	57	496	553
Certificates of deposit $100,000 or more	(200)	1,092	892	156	650	806
Other Borrowings	-	3	3	-	-	-
Total Interest-bearing liabilities	(1,350)	1,345	(5)	323	2,616	2,939

Changes in net interest income	$(794)	$325	$(469)	$(500)	$2,436	$1,936

Net interest income for 2008 decreased $469,000, or 8.7%, compared to 2007.  The decrease primarily resulted from a decrease in the average interest yield for earning assets and was partly offset by the average volume of earning assets.  The average yield on earning assets decreased to 6.75% for 2008, compared to 7.97% for 2007.  The average volume of interest earning assets for 2008 increased $16.2 million, or 12.6%, compared to 2007.

Net interest income for 2007 increased $1.9 million, or 56.1%, compared to 2006.  The increase primarily resulted from an increase in the average volume of loans, which were partly offset by a slight decrease in the average interest yield earned on loans.  The total average loans for 2007 increased $54.8 million, or 109.4%, compared to 2006.  The average volume of interest-bearing deposits for 2007 increased $57.0 million, or 110.8%, compared to 2006.  The average rate paid on deposits increased slightly in 2007 to 4.80%, compared to 4.09% for 2006.

Regulatory Capital Requirements

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

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "Order") with the Office of the Comptroller of the Currency (the "OCC"). The Stipulation and the Order were based on the OCC's findings during its examination as of September 30, 2007. As part of the Order, the Bank has agreed to strengthen its Bank Secrecy Act ("BSA") internal controls, revise and implement changes to its internal BSA audit program, maintain specific capital ratios and correct any violations of law. Under the Order, the Bank is required to maintain the following minimum capital levels: Tier 1 Capital Ratio of 9% and Total Capital Ratio of 11.5%. However, regardless of the Bank’s capital position, the requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of December 31, 2008.

To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$14,400	12.05%	$9,558	>	8.00%	$11,947	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,905	10.80%	4,779	>	4.00%	7,168	>	6.00%

Tier 1 Capital (to Average Assets)	12,905	9.21%	5,603	>	4.00%	7,004	>	5.00%

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$14,499	13.00%	$8,921	>	8.00%	$11,151	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,093	11.74%	4,460	>	4.00%	6,691	>	6.00%

Tier 1 Capital (to Average Assets)	13,093	9.45%	5,540	>	4.00%	6,925	>	5.00%

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 2008, the Company had commitments to extend credit and standby letters of credit of approximately $6.5 million and $12,000, respectively.

The following is a summary of the Company’s contractual obligations, including certain on-balance-sheet obligations, at December 31, 2008:

	As of December 31, 2008
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Unused lines of credit	$4,821	$55	$303	$1,354
Standby letters of credit	12	-	-	-
Operating Leases	285	585	512	259
Certificates of Deposit	18,836	31,417	8,359	-
Total	$23,954	$32,057	$9,174	$1,613

Results of Operations

Our operating results depend primarily on our net interest income. Net interest income is the difference between interest income, principally from loan, lease and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and spread and are reflected in the net interest margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income was $4.5 million and $4.8 million for the years ended December 31, 2008 and December 31, 2007, respectively. Net interest margin was 3.3% and 4.2% for the years ended December 31, 2008 and 2007, respectively. The decrease in net interest income and net interest margin is primarily the result of a decrease in overall interest rates and the fact that the Bank is asset sensitive, meaning that its assets reprice faster than its liabilities.

Total interest income was $9.8 million and $10.3 million for the years ended December 31, 2008 and 2007, respectively. Despite the $16 million increase in average earning assets period over period, the overall decrease in rates offset the benefit of an increase in earning assets. Total average loans and average yield as of December 31, 2008 was $145.8 million and 6.8% compared with $129.5 million and 7.97% at December 31, 2007.

Total interest expense was unchanged at $4.9 million for the year ended December 31, 2008, compared to the year ended December 31, 2007. Interest expense was flat despite an increase in average interest bearing liabilities of $19.4 million, or 18.9%. The effect on interest expense from the increase in average deposits was offset by a decrease in the average interest rate paid for interest-bearing deposits. The Average interest rate paid was 4.0% for the year ended December 31, 2008, compared to 4.8% for the same period in 2007.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the years ended December 31, 2008 and 2007.

	Twelve Months Ended December 31,
(000'S)	2008			2007

	Average Balance	Interest	Average Yied	Average Balance	Interest	Average Yied

Interest-earning assets

Loans, net of reserve	$130,713	$9,502	7.27%	$104,942	$9,166	8.73%
Federal funds sold	13,405	285	2.12%	23,102	1,079	4.67%
Securities	1,680	59	3.51%	1,478	75	5.07%
Total earning assets	145,798	9,846	6.75%	129,522	10,320	7.97%
Cash and other assets	4,476			1,637
Total assets	$150,274			$131,159

Interest-bearing liabilities
NOW accounts	$1,792	$19	1.06%	$1,598	$19	1.16%
Money market accounts	46,722	1,225	2.62%	62,300	2,655	4.26%
Savings accounts	162	2	1.23%	338	4	1.22%
Certificates of deposit $100,000 or less	27,646	1,378	4.98%	14,437	846	5.86%
Certificates of deposit $100,000 or more	45,908	2,302	5.01%	24,116	1,410	5.84%
Total interest bearing deposits	122,230	4,926	4.03%	102,789	4,934	4.80%
Other Borrowings	268	3	1.11%	-	-	0.00%
Noninterest bearing deposits	13,649			14,889
Other liabilities	1,035			724
Stockholders equity	13,092			12,757
Total liabilities and stockholders' equity	$150,274			$131,159

Net interest income		4,917			5,386
Net interest spread			2.73%			3.17%
Net interest margin			3.33%			4.16%

Provision for Loan Losses

The Bank establishes provision for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. For additional information concerning this determination, see the section of this discussion and analysis captioned  “Allowance for Loan and Lease Losses.”

The provision for loan losses for the years ended December 31, 2008 and 2007 were $417,000 and $600,000, respectively.

Noninterest Income

The components of non-interest income for the years ended December 31, 2008 and 2007 were as follows:

	Year ended December 31,
	2008	2007

Service charges and fees	$203	$1,454
Trust services	9,718	9,454

	$9,921	$10,908

Non-interest income for the year-ended December 31, 2008 decreased $987,000, or 9%, as compared to 2007. The decrease is due primarily to a severed payment processing client relationship in the third quarter of 2007, which resulted in a decrease of $1.25 million in service charges and fees.

Noninterest Expenses

For the fiscal year ended December 31, 2008, the Company’s expenses totaled $14.8 million, compared to $14.9 million for 2007.

Salaries and employee benefits totaled $3.1 million for the year ended December 31, 2008, as compared to $2.7 million for 2007. We had 31 full-time equivalent employees as of December 31, 2008, and 29 employees as of December 31, 2007.

Occupancy and equipment expenses totaled $1.2 million for the year ended December 31, 2008, as compared to $1.1 million for 2007. Expense in both periods is attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Expenses related to trust consulting services were $8.5 million for the year ended December 31, 2008, compared to $8.4 million for 2007. Advisory fees are based on total assets held in custody and are paid to a fund advisor to manage the assets in the trust.

Professional fees were $597,000 for the year ended December 31, 2008, compared to $971,000 for 2007.

Data processing fees were $521,000 for the year ended December 31, 2008, compared to $793,000 for 2007. The $272,000 decrease from prior year is due primarily to the costs associated to a severed payment processing client relationship in the third quarter of 2007.

Income Taxes

No federal tax expense has been recorded for the fiscal years ended December 31, 2008 and 2007 based upon prior net operating losses and the Company’s carry-forward of those losses. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved. Cumulative net operating loss available to carry forward for tax purposes amounted to approximately $760,000 as of December 31, 2008. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Because the registrant is a small business issuer, disclosure under this item is not required.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders

We have audited the accompanying consolidated balance sheets of T Bancshares, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of T Bancshares, Inc. as of December 31, 2008 and 2007, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
March 31, 2009

T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

(000's)	2008	2007

ASSETS

Cash and due from banks	$1,242	$3,235
Federal funds sold	7,215	20,325
Total cash and cash equivalents	8,457	23,560

Investments restricted, at cost	722	499
Investments held to maturity, restricted	981	992
Loans, net of allowance for loan losses of $1,638 and $1,600, respectively	123,393	119,924
Bank premises and equipment, net	1,169	1,601
Other assets	1,528	939
Total assets	$136,250	$147,515

LIABILITIES

Demand Deposits:
Noninterest-bearing	$10,077	$13,878
Interest-bearing	42,407	52,313
Time deposits $100,000 and over	37,240	41,687
Other time deposits	21,372	25,032
Total deposits	111,096	132,910

Other borrowings	10,500	-
Other liabilities	860	479
Total liabilities	122,456	133,389

SHAREHOLDERS’ EQUITY

Common Stock, $ .01 par value; 10,000,000 shares authorized; 1,703,801shares issued and outstanding	17	17
Additional paid-in capital	16,915	16,819
Retained deficit	(3,138)	(2,710)
Total shareholders' equity	13,794	14,126
Total liabilities and shareholders' equity	$136,250	$147,515

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 and 2007

(000's), except per share amounts	2008	2007

Interest Income

Loan, including fees	$9,502	$9,166
Securities, restricted	59	75
Federal funds sold	285	1,079
Total interest income	9,846	10,320

Interest Expense

Deposits	4,929	4,934
Net interest income	4,917	5,386
Provision for loan losses	417	600
Net interest income after provision for loan losses	4,500	4,786

Noninterest Income

Trust income	9,718	9,454
Service fees	203	1,454
Total noninterest income	9,921	10,908

Noninterest Expense

Salaries and employee benefits	3,068	2,659
Occupancy and equipment	1,197	1,078
Trust expenses	8,507	8,441
Professional fees	597	971
Data processing	521	793
Other	959	951
Total noninterest expense	14,849	14,893

Net (Loss) Income	$(428)	$801

Earning per common share:

Basic	(0.25)	0.47
Diluted	(0.25)	0.46

Weighted average common shares outstanding	1,703,801	1,698,379
Weighted average diluted shares outstanding	1,703,801	1,728,540

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 and 2007

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total

BALANCE, December 31, 2006	$17	$16,572	$(3,511)	$-	$13,078

Comprehensive income:
Net income — YTD			801		801
Total comprehensive income					801

Exercise of warrants		158			158
Exercise of stock options		10			10
Stock based compensation		79			79
BALANCE, December 31, 2007	$17	$16,819	$(2,710)	$-	$14,126

Comprehensive loss:
Net loss — YTD			(428)		(428)
Total comprehensive loss					(428)
Stock based compensation		96			96
BALANCE, December 31, 2008	$17	$16,915	$(3,138)	$-	$13,794

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 and 2007

(000's)	2008	2007

Cash Flows from Operating Activities
Net (loss) income	$(428)	$801
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Provision for loan losses	417	600
Depreciation and amortization	466	538
Accretion of discount	(15)	(12)
Stock based compensation	96	79
Change in operating assets and liabilities:
Other assets	(347)	393
Other liabilities	381	300
Net cash provided by operating activities	570	2,699

Cash Flows from Investing Activities
Purchase of securities held to maturity	(3,003)	(992)
Proceeds from maturity of securities held to maturity	3,000	1,000
Proceeds on principal payments, securities held to maturity	29	-
Purchase of securities available for sale	(50,000)	-
Proceeds from sale of securities available for sale	50,000	-
Purchase of investments, restricted	(223)	(31)
Net change in loans	(3,886)	(32,441)
Purchases of premises and equipment	(34)	(385)
Net cash used in investing activities	(4,117)	(32,849)

Cash Flows from Financing Activities
Net change in demand deposits	(13,707)	(15,309)
Net change in time deposits	(8,107)	31,085
Net change in other borrowings	10,500	-
Payment of Capitalized rights offering costs	(242)	-
Exercise of stock options	-	10
Exercise of warrants	-	158
Net cash (used in) provided by financing activities	(11,556)	15,944
Net change in cash and cash equivalents	(15,103)	(14,206)
Cash and cash equivalents at beginning of period	23,560	37,766

Cash and cash equivalents at end of period	$8,457	$23,560

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$4,958	$4,856
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

T Bancshares, Inc. (the “Company”) is a bank holding company headquartered in Dallas, Texas. The consolidated financial statements include the accounts of T Bancshares, Inc. and its wholly owned subsidiary, T Bank, N.A. (the “Bank”). The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany transactions and balances are eliminated in consolidation.

The Bank provides a full range of banking services to individuals and corporate customers with two banking facilities serving North Dallas, Addison, Plano, Frisco and surrounding area communities. Additionally, the Bank maintains a loan production office in Southlake. The Bank’s primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, and a variety of consumer loans. At December 31, 2008, the Bank’s loan portfolio consisted of approximately $73.6 million, or 58.8% of the loan portfolio, in loans to dentists and dental practices. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

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

The Bank has investments in stock of the Federal Reserve System and the Federal Home Loan Bank as is required for participation in the services offered. These investments are classified as restricted and are recorded at cost. The Bank has an investment in GNMA mortgage backed security which is pledged to the deposits of the Trust Department that may exceed the FDIC insurance limits.

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

Interest income on commercial business and commercial real estate loans is discontinued when the loan becomes 90 days delinquent unless the credit is well secured and in process of collection. Unsecured consumer loans are generally charged off when the loan becomes 90 days past due. Consumer loans secured by collateral other than real estate are charged off after a review of all factors affecting the ability to collect on the loan, including the borrower’s history, overall financial condition, resources, guarantor support, and the realizable value of any collateral. However, any consumer loan past 180 days is charged off. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. The Bank had charge-offs of $451,000 and recoveries of $72,000 for the year ended December 31, 2008.  The Bank had no charge offs for the year ended December 31, 2007, or prior years

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual basis. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

As of December 31, 2008 and 2007, the allowance for loan loss was $1.6 million, or approximately 1.3% of total loans, and $1.6 million, or approximately 1.3% of total loans, respectively.

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

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Accounting for Stock-based Compensation , to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25,  Accounting for Stock Issued to Employees (as amended)  (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plan equaled the market price on the grant date.

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

As a result of applying Statement 123(R), the Company recorded $96,000 and $79,000 in compensation expense for the year ended December 31, 2008 and December 31, 2007, respectively, in connection with the Stock Incentive Plan. This amount is not reduced by related deferred tax assets since all deferred tax assets are impaired as of December 31, 2008 (see Note 10). As of December 31, 2008 there was $266,000 of total unrecognized compensation cost related to non-vested equity-based compensation awards expected to vest.

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

The Company has provided a 100% valuation allowance for its net deferred tax asset due to the Company’s net operating loss carry-forward of approximately $760,000 as of December 31, 2008.

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

The Company reported a net loss for the year ended December 31, 2008. The dilutive effect of 205,500 outstanding options and 419,949 outstanding warrants for the year ended December 31, 2008, is not considered in the per share calculations for these periods as the impact would have been anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity. The Company had no available for sale securities as of December 31, 2008 and 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115  (“SFAS 159”).  This statement permits, but does not require, entities to measure financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 was effective for the Company on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 and did not have a significant impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109,  Accounting for Income Taxes .  FIN 48 prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, for public companies.  The cumulative effect of applying the provisions of FIN 48 represents a change in accounting principle and shall be reported as an adjustment to the opening balance of retained earnings. In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1,  Definition of Settlement in FASB Interpretation No. 48  (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company did not identify any significant uncertain tax positions. As a result, the adoption of the statement did not have a significant effect on the financial statements of the Company.

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal taxes. Tax returns for 2004 and subsequent years are subject to examination by taxing authorities.

NOTE 2. SECURITIES

At December 31, 2008, securities consisted of a $420,000 and $302,000 of restricted Federal Reserve Bank stock and Federal Home Loan Bank stock, respectively, with an estimated fair value that approximated cost.  The Company also held a GNMA mortgage backed security pledged to the Company’s trust department with a cost of $981,000 and a fair value of $1,012,000. The GNMA mortgage backed security matures on February 20, 2035.

At December 31, 2007, securities consisted of a U.S. Treasury note pledged to the Company’s trust department, $420,000 and $79,000 of restricted Federal Reserve Bank stock and Federal Home Loan Bank stock, respectively, with an estimated fair value that approximated cost.

At December 31, 2008 and 2007 the amortized cost and estimated fair value of the Bank’s GNMA mortgage backed security and the U.S. Treasury note was as follows:

	December 31, 2008
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mortgage Backed Securities	$981	$31	$-	$1,012

	December 31, 2007
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$992	$-	$-	$992

NOTE 3. LOANS

Major classifications of loans are as follows:

(000's)	December 31, 2008	December 31, 2007

Commercial and industrial	$81,342	$81,811
Consumer installment	3,799	3,183
Real estate — mortgage	20,543	23,542
Real estate — construction	19,481	13,177
Other	12	13

	125,177	121,726

Less allowance for loan losses	1,638	1,600
Less deferred loan fees	146	202

Net loans	$123,393	$119,924

The change in the allowance for loan losses is as follows:

(000's)	December 31, 2008	December 31, 2007

Balance at beginning of period	$1,600	$1,000
Provision charged to operations	417	600
Loans charged off	451	-
Recoveries of loans previously charged off	72	-

Balance at end of period	$1,638	$1,600

	December 31,	December 31,
(000's)	2008	2007

Impaired loans were as follows:
Year end loans with allowance allocated	$409	$655
Year end loans with no allowance allocated	-	-
Impaired loans	409	655

Amount of allowance allocated	53	225

Average of impaired loans during the year	268	227

Interest income recognized during impairment	-	-

Loans past due 90 days still on accrual	1,328	430
Non-accrual loans	3,253	655
Total non-performing loans	$4,581	$1,085

NOTE 4. BANK PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

(000's)	December 31, 2008	December 31, 2007

Leasehold improvements	$929	$931
Furniture and equipment	1,794	1,758
	2,723	2,689

Less: accumulated depreciation	1,554	1,088
Balance at end of period	$1,169	$1,601

Depreciation expense, including amortization of leasehold improvements, was $466,000 and $538,000 for the years ended December 31, 2008 and 2007, respectively.

NOTE 5. OTHER ASSETS

Other assets, including accrued interest receivable, as of December 31, 2008 and 2007, were as follows:

(000's)	December 31, 2008	December 31, 2007

Accounts receivable – trust fees	$509	$132
Accrued interest receivable	472	561
Prepaid assets	267	239
Capitalized rights offering costs	242	-
Other	38	7
	$1,528	$939

NOTE 6. DEPOSITS

Deposits at December 31, 2008 and 2007 are summarized as follows:

(000's)	December 31, 2008		December 31, 2007

Noninterest bearing demand	$10,077	9%	$13,878	10%
Interest bearing demand (NOW)	1,899	2%	1,781	2%
Money market accounts	40,333	36%	50,353	38%
Savings accounts	175	0%	179	0%
Certificates of deposit, less than $100,000	21,372	19%	25,032	19%
Certificates of deposit, greater than $100,000	37,240	34%	41,687	31%

	$111,096	100%	$132,910	100%

At December 31, 2008, the scheduled maturities of certificates of deposit were as follows:

2009	18,836
2010	16,346
2011	15,071
2012	7,179
2013	1,180

Total	$58,612

NOTE 7. OTHER BORROWINGS

Other borrowings as of December 31, 2008 and December 31, 2007, were as follows:

(000's)	December 31, 2008	December 31, 2007

Borrowings from the Federal Reserve Bank	$10,500	$-

At December 31, 2008, borrowings consisted of a $10.5 million loan from the Federal Reserve Bank. The loan has a term of 7 days and matures on January 5, 2009. The interest rate for the loan is fixed at .50%. The Company has a $20 million credit line with the Federal Reserve Bank, which is secured by $27 million in pledged commercial and industrial loans.

NOTE 8. OTHER LIABILITIES

Other liabilities as of December 31, 2008 and December 31, 2007, were as follows:

(000's)	December 31, 2008	December 31, 2007

Trust Advisor Fees Payable	$453	$-
Interest Payable	125	155
Audit Fees	97	136
Legal	-	113
Incentive Compensation	67	-
Franchise & Property Taxes	37	21
Other Accruals	81	54

	$860	$479

NOTE 9. BENEFIT PLANS

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. In 2007, the Company implemented a 401K plan, which provides for contributions by employees. As of December 31, 2008, the Company had no plans to match employee contributions.

NOTE 10. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

(000s)	2008	2007

Income tax expense (benefit) was as follows:
Current federal taxable income	$-	$339
NOL utilized	-	(339)
Total current taxes due	-	-

Deferred federal tax provision (benefit)	24	(326)
Valuation allowance	(24)	326
	$-	$-

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2008 and 2007:

U.S. statutory rate	34.0%
Valuation Allowance	-34.0%

Effective tax rate	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(000s)	2008	2007

Deferred tax assets:
Organizational costs	$66	$167
Stock-based compensation	80	47
Allowance for loan losses	557	544
FAS91 fees	50	69
Net operating loss carryforward	258	156
Total deferred tax asset	1,011	983
Deferred tax liabilities:
Depreciation and amortization	(117)	(113)
	894	870
Less valuation allowance for net deferred tax asset	(894)	(870)
	$-	$-

Management has provided a 100% valuation allowance for its net deferred tax asset. For year ended December 31, 2008, the Company had a taxable loss of $618,000, which increased the net tax operating loss carry-forward to $760,000.  The net operating loss carry-forward will fully expire in 2028 if not used. For year ended December 31, 2007, the Company produced taxable income of $997,000 and applied its net operating loss eliminating any current taxes due.

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2008, management believes it is more likely than not that the Company will not realize the benefits of those deductible differences.

NOTE 11. STOCK OPTIONS AND WARRANTS

The shareholders of the Company approved the 2005 Stock Incentive Plan (“Plan”) at the annual shareholder meeting held on June 2, 2005. The plan authorizes the granting of options to purchase up to 260,000 shares of common stock of the company to employees of the Company and its subsidiaries. The Plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the Plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company.

The Plan is administered by the Board of Directors and has a term of 10 years. Any award that expires or is forfeited is returned to the Plan.  Stock options are granted under the Plan with an exercise price equal to or greater than the stock fair market value at the date of grant. All stock options granted have ten-year lives with vesting terms of five years.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rate for the period within the contractual life of the stock option is based upon the five year Treasury rate at the date of grant.

As of December 31, 2008 and December 31, 2007, options to purchase a total of 205,500 and 196,000 had been issued with an average exercise price of $9.87 and $10.44, respectively. These options vest through September 2012.

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

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the year ended December 31, 2008 is $96,000 lower than if we had continued to account for stock-based compensation under APB 25.

The following is a summary of activity in the Company’s Stock Incentive Plan for 2008 and 2007:

	2008		2007
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the year	196,000	$10.44	176,000	$10.05
Granted	32,000	6.53	27,500	12.77
Exercised	-	-	1,000	10.00
Expired / forfeited	22,500	10.06	6,500	10.00

Outstanding at end of period	205,500	$9.87	196,000	$10.44
Exercisable at end of period	116,800	$10.16	94,100	$10.02
Available for grant at end of period	43,500		53,000

	2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1	101,900	$2.93	112,600	$2.15
Granted	32,000	1.96	27,500	5.13
Vested	34,700	2.58	33,700	2.13
Forfeited	10,500	2.54	4,500	2.11

Nonvested at December 31	88,700	$2.78	101,900	$2.93

The weighted average grant date fair value per option granted during 2008 was $1.96. The Company has 43,500 options available for grant at December 31, 2008. As of December 31, 2008 approximately $266,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements to be recognized over the average vesting period of 3.3 years.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2008	2007

Risk-free interest rate	2%	4%
Dividend yield	0%	0%
Expected stock price volatility	25%	19%
Expected term	6.5 years	8 years

All options carry exercise prices ranging from $6.00 to $13.00. At December 31, 2008, there were 116,800 exercisable options with no intrinsic value as the exercise price exceeded the stock price.

The Company has two stock warrant plans at December 31, 2008. As previously disclosed, the Board of Directors of the Company amended the shareholder warrants to extend the expiration date of its initial shareholder warrants to 2:00 pm, Dallas, Texas time on the earlier of May 2, 2009, or the occurrence of certain regulatory action. Initial shareholders in the Company received warrants to purchase one share of common stock for every five shares of common stock purchases in the offering. A total of 336,000 warrants were issued. These warrants are exercisable at a price of $12.50 per share at any time until May 2, 2009. No warrants were exercised during 2008. During 2007, the Company received cash of $158,000 for the exercise of 12,651 warrants. Outstanding warrants at December 31, 2008 were 323,199.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and remain outstanding at December 31, 2008. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014.

NOTE 12. LOAN COMMITMENTS AND OTHER CONTINGENCIES

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

At December 31, 2008, the Company had commitments to extend credit and standby letters of credit of approximately $6.5 million and $12,000, respectively. At December 31, 2007, the Company had commitments to extend credit and standby letters of credit of approximately $13.5 million and $20,000, respectively.

The Company has a three lease agreements, which expire on or before 2014. In addition to the leases for office space, the Company also leases various pieces of office equipment under short-term agreements. The following table summarizes loan commitments and minimum rental commitments for office space leases as of December 31, 2008:

	As of December 31, 2008
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Unused lines of credit	$4,821	$55	$303	$1,354
Standby letters of credit	12
Operating Leases	285	585	512	259
Total	$5,118	$640	$815	$1,613

Lease expense for the years ended December 31, 2008 and 2007 was $285,000 and $273,000, respectively.

 Employment Agreements

The Company has entered into employment agreements with two officers of the Bank, Steve Jones and Patrick Howard. The agreements are for an initial one-year term and are automatically renewable for an additional one-year term unless either party elects not to renew.

The agreement for Mr. Howard provides for compensation and benefits including the issuance of options to acquire up to 25,000 shares of the Company’s common stock at $13.00 per share, exercisable within ten years from the date of grant. At December 31, 2008, these options were issued and outstanding under the stock option plan disclosed in Note 11.

NOTE 13. RELATED PARTIES

The Company purchased corporate insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. Premiums paid totaled $73,000 and $87,000 for the years ended December 31, 2008 and 2007, respectfully.

The Company purchased employee benefit insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the years ended December 31, 2008 and 2007 those premiums totaled $214,000 and $168,000 respectively.

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

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "Order") with the Office of the Comptroller of the Currency (the "OCC"). The Stipulation and the Order were based on the OCC's findings during its examination as of September 30, 2007. As part of the Order, the Bank has agreed to strengthen its Bank Secrecy Act ("BSA") internal controls, revise and implement changes to its internal BSA audit program, maintain specific capital ratios and correct any violations of law. Therefore, regardless of the Bank’s capital position, the requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of December 31, 2008.

To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$14,400	12.05%	$9,558	>	8.00%	$11,947	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,905	10.80%	4,779	>	4.00%	7,168	>	6.00%

Tier 1 Capital (to Average Assets)	12,905	9.21%	5,603	>	4.00%	7,004	>	5.00%

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$14,499	13.00%	$8,921	>	8.00%	$11,151	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,093	11.74%	4,460	>	4.00%	6,691	>	6.00%

Tier 1 Capital (to Average Assets)	13,093	9.45%	5,540	>	4.00%	6,925	>	5.00%

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$8,457	$8,457	$23,560	$23,560
Securities — restricted	981	1,012	1,491	1,491
Loans, net	123,393	122,694	119,924	120,911
Accrued interest receivable	472	472	561	561

Financial liabilities
Deposits	111,096	111,424	132,910	133,647
Accrued interest payable	125	125	155	155

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

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEET

(000's)	December 31, 2008	December 31, 2007

ASSETS

Cash and due from banks	$333	$743
Due from subsidiary	333	289
Other assets	242	-
Investment in subsidiary	12,905	13,094

Total assets	$13,813	$14,126

LIABILITIES AND CAPITAL

Accounts payable	19	-
Capital	13,794	14,126

Total liabilities and capital	$13,813	$14,126

T BANCSHARES, INC.
CONDENSED STATEMENT OF INCOME
YEARS ENDED DECEMBER 31,

(000's)	2008	2007

Equity in (loss) income from subsidiary	$(189)	$1,032

Noninterest expense:
Professional and administrative	143	152
Stock options	96	79
Total noninterest expenses	239	231

Net (loss) income	$(428)	$801

NOTE 17. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS cont’d

T BANCSHARES, INC.
CONDENSED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31,

(000's)	2008	2007

Cash Flows from Operating Activities

Net Income	$(428)	$801
Adjustments to reconcile net income to net cash used by operating activities:

Equity in loss (earnings) of Bank	189	(1,032)
Stock based compensation	96	79
Net change in other assets	(44)	-
Net change in other liabilities	19	-
Net cash used by operating activities	(168)	(152)

Cash Flows from Investing Activities

Proceeds from sale of premises and equipment	-	-
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities

Exercise of options	-	10
Exercise of warrants	-	158
Payment of capitalized rights offering costs	(242)	-
Net cash provided by financing activities	(242)	168

Net change in cash and cash equivalents	(410)	16
Cash and cash equivalents at beginning of period	743	727

Cash and cash equivalents at end of period	$333	$743

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

NOTE 18. SUBSEQUENT EVENTS

Capital Raised through Rights Offering

On December 31, 2008, the Company completed its rights offering 237,504 shares of common stock at a price of $7.50 per share for a total of $1.8 million.  The proceeds from the offering were held in receivership at year end and deposited with the Company on January 7, 2009. The costs of the rights offering of $242,000, included in other assets, will be offset against the proceeds.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the chief executive officer and chief financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of December 31, 2008, the Company’s internal controls over financial reporting are effective.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information concerning the Company’s directors and executive officers will appear in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees of the Company and the Bank. The Code of Conduct and Ethics will appear in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Code of Ethics.” Such information is incorporated herein by reference.

Section 16A Beneficial Ownership Reporting Compliance

Item 11.	Executive Compensation.

Information in response to this item will appear in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information concerning security ownership of certain beneficial owners and management will appear in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information concerning certain relationships and related transactions will appear in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information concerning principal accounting fees and services will appear in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws of Registrant (1)
10.1	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) 2005 Incentive Plan (2)(3)
10.2	Form of Incentive Stock Option Agreement (2)(3)
10.3	Form of Non-Qualified Stock Option Agreement (2)(3)
10.4	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Organizers' Warrant Agreement dated November 2, 2004 (1)
10.5	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Shareholders' Warrant Agreement dated November 2, 2004 (1)

10.6	Extension of term of initial Shareholder Warrants (1)
10.7	Form of Employment Agreement by and between T Bancshares, Inc. and Patrick Howard (1)(3)
10.8	Form of Employment Agreement by and between T Bancshares, Inc. and Steve Jones (1)(3)
21	Subsidiaries of T Bancshares, Inc. (2) *
23	Consent of Weaver and Tidwell L.L.P.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act*

(1)	Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 and as amended on June 11, 2007 (file no. 333-111153).

(2)	Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant with the SEC on September 20, 2005 (file no. 333-128456).

(3)	Indicates a compensatory plan or contract.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Dated:	March 31, 2009	By:	/s/ Patrick G. Adams
Patrick G. Adams

Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick G. Adams	Director and Principal Executive	March 31, 2009
Patrick G. Adams	Officer

/s/ Stanley E. Allred	Director	March 31, 2009
Stanley E. Allred

/s/ Dan Basso	Director	March 31, 2009
Dan Basso

/s/ Frankie Basso	Director	March 31, 2009
Frankie Basso

/s/ David Carstens	Director	March 31, 2009
David Carstens

/s/ Ron Denheyer	Director	March 31, 2009
Ron Denheyer

/s/ Patrick Howard	Director	March 31, 2009
Patrick Howard

/s/ Eric Langford	Director	March 31, 2009
Eric Langford

/s/ Steven M. Lugar	Director	March 31, 2009
Steven M. Lugar, CFP

SIGNATURE	TITLE	DATE

/s/ Charles M. Mapes, III	Director	March 31, 2009
Charles M. Mapes, III

/s/ Thomas McDougal	Director	March 31, 2009
Thomas McDougal, DDS

/s/ Anthony Pusateri	Director	March 31, 2009
Anthony Pusateri

/s/ Gordon R. Youngblood	Director	March 31, 2009
Gordon R. Youngblood

/s/ Cyvia Noble	Director	March 31, 2009
Cyvia Noble

/s/ Steven Jones	Director	March 31, 2009
Steven Jones

/s/ Terry Purchal	Principal Financial Officer	March 31, 2009
Terry Purchal