Form 10-Q
period 2009-03-31
T Bancshares, Inc.
filed 2009-05-15
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number 000-51297

T BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	71-0919962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16000 Dallas Parkway, Suite 125, Dallas, Texas 75248
(Address of principal executive offices)

(972) 720- 9000
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes ❒ No ☐

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

The number of shares outstanding of the issuer’s Common Stock as of May 14, 2009, was 1,941,305 shares.

Transitional Small Business Disclosure Format (check one) Yes☐ No ☒

T BANCSHARES, INC.

INDEX

 PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000's)	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Cash and due from banks	$1,584	$1,242
Federal funds sold	5,760	7,215
Total cash and cash equivalents	7,344	8,457

Securities available for sale at estimated fair value	1,006	-
Securities held to maturity at amortized cost	951	981
Securities, restricted	1,124	722
Total investment securities	3,081	1,703

Loans, net of allowance for loan losses of $1,617 and $1,638, respectively	122,194	123,393
Bank premises and equipment, net	1,130	1,169
Other assets	2,162	1,528

Total assets	$135,911	$136,250

LIABILITIES

Demand Deposits:
Noninterest-bearing	$9,299	$10,077
Interest-bearing	32,308	42,407
Time deposits $100,000 and over	36,440	37,240
Other time deposits	18,800	21,372
Total deposits	96,847	111,096

Borrowed Funds	23,000	10,500
Other liabilities	888	860

Total liabilities	120,735	122,456

Shareholders' Equity

Common Stock, $ .01 par value; 10,000,000 shares authorized; 1,941,305 and 1,703,801 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	19	17
Additional paid-in capital	18,461	16,915
Retained deficit	(3,310)	(3,138)
Accumulated other comprehensive income	6	-

Total shareholders' equity	15,176	13,794

Total liabilities and shareholders' equity	$135,911	$136,250

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(000's) except earnings per share	Three Months Ended March 31,
	2009	2008
Interest Income

Loan, including fees	$2,073	$2,501
Securities	19	15
Federal funds sold	20	120
Total interest income	2,112	2,636
Interest Expense

Deposits	836	1,327
Borrowed funds	14	-
Total interest expense	850	1,327

Net interest income	1,262	1,309
Provision for loan losses	118	150

Net interest income after provision for loan losses	1,144	1,159

Noninterest Income

Trust income	1,556	2,463
Service fees	24	25
Total noninterest income	1,580	2,488

Noninterest Expense

Salaries and employee benefits	812	756
Occupancy and equipment	298	336
Trust expenses	1,354	2,136
Professional fees	99	136
Data processing	116	124
Other	217	185
Total noninterest expense	2,896	3,673

Net Income (Loss)	$(172)	$(26)

Earning (loss) per common share:
Basic	(0.09)	(0.02)
Diluted	(0.09)	(0.02)

Weighted average common shares outstanding	1,920,194	1,703,801
Weighted average diluted shares outstanding	1,920,194	1,703,801

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2008	$17	$16,819	$(2,710)	$-	$14,126

Comprehensive income:
Net income — YTD			(26)		(26)
Total comprehensive income					(26)

Stock based compensation		25			25
BALANCE, March 31, 2008	$17	$16,844	$(2,736)	$-	$14,125

BALANCE, January 1, 2009	$17	$16,915	$(3,138)	$-	$13,794

Comprehensive loss:
Net loss — YTD			(172)		(172)
Change in accumulated gain on securities available for sale				6	6
Total comprehensive loss					(166)

Net proceeds from rights offering	2	1,519			1,521
Stock based compensation		27			27
BALANCE, March 31, 2009	$19	$18,461	$(3,310)	$6	$15,176

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(000's)	2009	2008
Cash Flows from Operating Activities
Net Income (loss)	$(172)	$(26)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Provision for loan losses	118	150
Depreciation and amortization	118	135
Accretion of discount	-	(8)
Stock based compensation	27	25
Net change in other assets	321	2
Net change in other liabilities	28	82

Net cash provided by operating activities	440	360

Cash Flows from Investing Activities
Purchase of securities held to maturity	-	(997)
Proceeds from maturity of securities	-	1,000
Proceeds from principal payments on mortgage-backed securities	30	-
Purchase of securities available for sale, net	(1,000)	-
Purchase of securities, restricted, net	(402)
Net change in loans	126	(9,995)
Purchases of premises and equipment	(79)	(6)

Net cash used in investing activities	(1,325)	(9,998)

Cash Flows from Financing Activities
Net change in demand deposits	(10,877)	(1,909)
Net change in time deposits	(3,372)	6,223
Proceeds from borrowed funds, net	12,500	-
Net proceeds from rights offering	1,521	-

Net cash provided (used) by financing activities	(228)	4,314

Net change in cash and cash equivalents	(1,113)	(5,324)
Cash and cash equivalents at beginning of period	8,457	23,560

Cash and cash equivalents at end of period	$7,344	$18,236

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$810	$1,221
Income taxes	$-	$-
Non-cash transactions:
Transfers from loans to other real estate owned	$955	$-

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

Certain reclassifications have been made to the 2008 financial statements from their original presentation to conform with the 2009 financial statement presentation.  These reclassifications had no effect on shareholders’ equity or net loss for the quarter ending March 31, 2008

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

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

NOTE 3.  LOANS

Loans held in portfolio consisted of the following:

(000's)	March 31, 2009	December 31, 2008
Commercial and industrial	$83,972	$81,342
Consumer installment	2,807	3,799
Real estate — mortgage	25,920	20,543
Real estate — construction	11,248	19,481
Other	1	12

Total loans	123,948	125,177

Less allowance for loan losses	1,617	1,638
Less deferred loan fees	137	146

Net loans	$122,194	$123,393

The change in the allowance for loan losses is as follows:

(000's)	March 31, 2009	December 31, 2008
Balance at beginning of period	$1,638	$1,600
Provision charged to operations	118	417
Loans charged off	(146)	(451)
Recoveries of loans previously charged off	7	72

Balance at end of period	$1,617	$1,638

At March 31, 2009, there were $1,888,000 of nonaccrual loans and no loans contractually delinquent over ninety days.

NOTE 4. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	March 31, 2009
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities Available for Sale:
U.S. Government Agencies	$1,000	$6	$-	$1,006

Securities Held to Maturity:
U.S. Government Agencies	$951	$47	$-	$988

Securities, restricted
Other	$1,124	$-	$-	$1,124

	December 31, 2008
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities Held to Maturity:
U.S. Government Agencies	$981	$31	$-	$1,012

Securities, restricted:
Other	$722	$-	$-	$722

Our subsidiary, T Bank, N.A. (the “Bank”) held Federal Reserve Bank of Dallas stock of $420,000 at March 31, 2009 and December 31, 2008. The Bank also held Federal Home Loan Bank of Dallas stock of $703,800 and $302,400 at March 31, 2009 and December 31, 2008, respectively. Both stocks are carried at cost and are reported as securities, restricted in the table above.  The securities held to maturity category consisted of one mortgage back security at March 31, 2009 and December 31, 2008 and was pledged to secure trust deposits.

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts has terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at March 31, 2009 and December 31, 2008 were as follows:

(000's)	March 31, 2009	December 31, 2008
Leasehold improvements	$929	$929
Furniture and equipment	1,873	1,794
	2,802	2,723
Less: accumulated depreciation	1,672	1,554
Balance at end of period	$1,130	$1,169

NOTE 7. OTHER ASSETS

Other assets consisted of the following at March 31, 2009 and December 31, 2008:

(000's)	March 31, 2009	December 31, 2008
Other Real Estate Owned	$955	$-
Accounts receivable – trust fees	490	509
Accrued interest receivable	384	472
Prepaid assets	301	267
Capitalized rights offering costs	-	242
Other	32	38
	$2,162	$1,528

Certain loans were foreclosed on in the three months ended March 31, 2009, and reclassified as Other Real Estate Owned (“OREO”) and recorded at fair market value.  The OREO assets are actively marketed, and disposal of the assets is anticipated to occur prior to year end, December 31, 2009.

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of March 31, 2009		As of December 31, 2008
Noninterest bearing demand	$9,299	10%	$10,077	9%
Interest bearing demand (NOW)	2,200	2%	1,899	2%
Money market accounts	29,912	31%	40,333	36%
Savings accounts	196	0%	175	0%
Certificates of deposit, less than $100,000	18,800	19%	21,372	19%
Certificates of deposit, $100,000 and greater	36,440	38%	37,240	34%
	$96,847	100%	$111,096	100%

At March 31, 2009 the scheduled maturities of certificates of deposit were as follows:

(000’s)
2009	$12,662
2010	18,725
2011	15,079
2012	7,307
2013	1,379
2014	88

Total	$55,240

NOTE 9.  BORROWED FUNDS

Borrowed funds as of March 31, 2009 and December 31, 2008, were as follows:

(000's)	March 31, 2009	December 31, 2008
Federal Home Loan Bank Advance	$12,000	$-
Federal Reserve Bank Advance	11,000	10,500
Total	$23,000	$10,500

At March 31, 2009, borrowed funds consisted of loans of $12.0 million and $11.0 million from the Federal Home Loan Bank and the Federal Reserve Bank. The Federal Home Loan Bank advance had a rate of .15%, a one day term and matured on April 1, 2009.  The Federal Reserve Bank advance had a rate of .50%, a 28 day term and matured on April 9, 2009. The Company has a $19.1 million credit line with the Federal Reserve Bank, which is secured by $25.5 million in pledged commercial and industrial loans, and $12.6 million credit line with the Federal Home Loan Bank which is secured by $15.5 million in pledged real estate loans.

NOTE 10. OTHER LIABLITIES

Other liabilities comprised the following at March 31, 2009 and December 31, 2008:

(000's)	March 31, 2009	December 31, 2008
Trust Advisor Fees Payable	$432	$453
Interest Payable	165	125
Audit Fees	83	97
Incentive Compensation	41	67
FDIC Assessment Payable	56	-
Franchise & Property Taxes	15	37
Other Accruals	96	81
	$888	$860

NOTE 11. INCOME TAXES

No federal tax expense has been recorded for quarter-ending March 31, 2009 as net operating losses are being used to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved against. As of December 31, 2008, the Company had net tax operating loss carry forwards of approximately $760,000 that will ultimately expire in 2028 if not used. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 12. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The plan authorizes the granting of options to purchase up to 260,000 shares of common stock of the company to employees of the Company and its subsidiaries. The plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors. As of March 31, 2009 and December 31, 2008, options to purchase a total of 205,500 had been issued with an average exercise price of $9.87. These options vest through December 2013. These options could potentially dilute earnings per share, but were not included in the earnings per share computations because their effect was anti-dilutive for the three months ending March 31, 2009 and 2008.

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

As a result of adopting SFAS 123R on January 1, 2006, our income before income taxes and net income for the three months ended March 31, 2009 is $27,000 lower than if we had continued to account for stock-based compensation under APB 25.

The following is a summary of activity in the Company’s stock option plan at March 31, 2009:

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the year	205,500	$9.87
Granted	-	-
Exercised	-	-
Expired / forfeited	-	-

Outstanding at end of period	205,500	$9.87
Exercisable at end of period	120,300	$10.17
Available for grant at end of period	43,500

The weighted average remaining contractual life of options outstanding at March 31, 2009 was 7.2 years. Outstanding options were granted with a weighted average exercise price of $9.87.

The following is a summary of the Company’s nonvested options at March 31, 2009:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2009	88,700	$2.78
Granted	-	-
Vested	3,500	2.39
Forfeited	-	-

Nonvested at March 31, 2009	85,200	$2.79

As of March 31, 2009, there was approximately $241,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements to be recognized over the vesting period.

NOTE 13. STOCK WARRANTS

The Company had two stock warrant plans at March 31, 2009 and December 31, 2008. As previously disclosed, the Board of Directors of the Company amended the shareholder warrants to extend the expiration date of its initial shareholder warrants to 2:00 p.m., Dallas, Texas time on the earlier of May 2, 2009, or the occurrence of certain regulatory action.

Initial shareholders of the Company received warrants to purchase one share of common stock for every five shares of common stock purchased in the initial public offering. A total of 336,000 warrants were issued, and 323,199 were outstanding at both March 31, 2009 and December 31, 2008. These warrants are exercisable at a price of $12.50 per share at any time until May 2, 2009. During the three months ended March 31, 2009, no warrants were exercised by their holders.  Subsequently, the warrants expired on May 2, 2009, and no warrants were exercised.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and remain outstanding at March 31, 2009. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the three months ended March 31, 2009, no warrants were exercised.

There were no additional warrants issued during the three months ended March 31, 2009. These warrants could potentially dilute earnings per share, but were not included in the earnings per share computations because their effect was anti-dilutive for the three months ending March 31, 2009 and 2008.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2009, the Company had commitments to extend credit and standby letters of credit of approximately $4.0 million and $5,000, respectively. At December 31, 2008, the Company had commitments to extend credit and standby letters of credit of approximately $6.5 million and $12,000, respectively.

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

The agreement for Mr. Howard provides for compensation and benefits including the issuance of options to acquire up to 25,000 shares of the Company’s common stock at $13.00 per share, exercisable within ten years from the date of grant. At March 31, 2009, these options were issued and outstanding under the stock option plan disclosed in Note 12.

NOTE 15. REGULATORY MATTERS

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

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "Order") with the Office of the Comptroller of the Currency (the "OCC"). The Stipulation and the Order were based on the OCC's findings during its examination as of September 30, 2007. As part of the Order, the Bank has agreed to strengthen its Bank Secrecy Act ("BSA") internal controls, revise and implement changes to its internal BSA audit program, maintain specific capital ratios and correct any violations of law. Therefore, regardless of the Bank’s capital position, the requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of March 31, 2009.

To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2009
Total Capital (to Risk Weighted Assets)	$16,244	13.66%	$9,514	≥	8.00%	$11,892	≥	10.00%
Tier 1 Capital (to Risk Weighted Assets)	14,756	12.41%	4,757	≥	4.00%	7,135	≥	6.00%

Tier 1 Capital (to Average Assets)	14,756	10.52%	5,610	≥	4.00%	7,013	≥	5.00%

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$14,400	12.05%	$9,558	≥	8.00%	$11,947	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,905	10.80%	4,779	≥	4.00%	7,168	≥	6.00%

Tier 1 Capital (to Average Assets)	12,905	9.21%	5,603	≥	4.00%	7,004	≥	5.00%

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEET
(Unaudited)

(000's)	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$419	$333
Due from subsidiary	-	333
Other Assets	-	242
Investment in subsidiary	14,762	12,905

Total Assets	$15,181	$13,813

LIABILITIES AND CAPITAL
Other Liabilities	5	19
Capital	15,176	13,794

Total Liabilities and Capital	$15,181	$13,813

T BANCSHARES, INC.
CONDENSED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31,
(000's)	2009	2008
Equity in income (loss) from subsidiary	$(149)	$29

Noninterest expense:
Professional and administrative	(4)	30
Stock options	27	25
Total noninterest expenses	23	55

Net income (loss)	$(172)	$(26)

T BANCSHARES, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(000's)	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$(172)	$(26)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in (earnings) loss of Bank	149	(29)
Stock based compensation	27	25
Net change in other assets	333	-
Net change in other liabilities	(14)	-
Net cash provided (used) by operating activities	323	(30)

Cash Flows from Investing Activities
Proceeds from sale of premises and equipment	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Net proceeds from rights offering	1,763	-
Contribution to bank	(2,000)	-
Net cash provided by financing activities	(237)	-

Net change in cash and cash equivalents	86	(30)
Cash and cash equivalents at beginning of period	333	743

Cash and cash equivalents at end of period	$419	$713

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

NOTE 16. Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. SFAS 157, “Fair Value Measurements,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•
Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

The following table summarizes financial and nonfinancial assets  measured at fair value as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. government agencies and corporations	$—	$1,006	$—	$1,006
Other Assets:
OREO	—	955	—	955

Non-financial assets measured at fair value on a non-recurring basis include OREO. During the first quarter of 2009, certain OREO assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the OREO asset. The fair value of an OREO asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data. OREO assets measured at fair value upon initial recognition totaled $955,000 (utilizing Level 2 valuation inputs) during the three months ended March 31, 2009. In connection with the measurement and initial recognition of the OREO assets, the Company recognized charge-offs of the allowance for possible loan losses totaling $146,000, which has been recorded on the consolidated statement of income as provision for loan losses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of March 31, 2009 and December 31, 2008, and our consolidated results of operations for the three months ended March 31, 2009 and 2008. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, including the following:

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

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2008 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement reflects only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake and the neighboring Texas communities. As of March 31, 2009, we had, on a consolidated basis, total assets of $135.9 million, net loans of $122.2 million, total deposits of $96.8 million, and shareholders’ equity of $15.2 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.  We also have a loan production office located at 850 E State Highway 114, Suite 200, Southlake, Texas.

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

The following discussion focuses on our financial condition at March 31, 2009 and December 31, 2008, and our results of operations for the three months ended March 31, 2009 and 2008.

Recent Developments

Capital Raised through Rights Offering

On December 31, 2008, the Company completed its rights offering for 237,504 shares of common stock at a price of $7.50 per share for gross proceeds of $1.8 million.  The addition to capital, net of offering costs, was $1.5 million.  The proceeds from the offering were held in receivership at year end and deposited with the Company on January 7, 2009.

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from loan, lease and investment securities portfolios, and interest expense, principally on customer deposits and borrowed funds. Net interest income is our principal source of earnings. Changes in net interest income result from changes in volume and spread and are reflected in the net interest margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

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

	First Quarter 2009 vs. First Quarter 2008
	Increase (Decrease) Due to Change in
	Rate	Volume	Days	Total
Federal Funds Sold	$(93)	$(6)	$(1)	$(100)
Securities	(1)	5	-	4
Loans, net of reserve	(342)	(61)	(25)	(428)

Total earning assets	(436)	(62)	(26)	(524)

NOW	(2)	1	-	(1)
Money Market	(181)	(16)	(3)	(200)
Savings	-	-	-	-
Certificates of deposit $100,000 or less	(40)	(85)	(3)	(128)
Certificates of deposit $100,000 or more	(55)	(101)	(6)	(162)
Borrowed Funds	-	14	-	14

Total Interest-bearing liabilities	(278)	(187)	(12)	(477)

Changes in net interest income	$(158)	$125	$(14)	$(47)

Net interest income for the three months ended March 31, 2009 decreased $47,000, or 3.6%, compared to the same period in the prior year.  The decrease was due to a decline in the average interest yield for earning assets, which was partially offset by both a decrease in volume and a decrease in average interest yield for interest bearing deposits.  The components of net interest income are discussed below.

Total interest income decreased $524,000, or 19.9%, to $2.1 million for the three months ended March 31, 2009, compared to $2.6 million for the same period in the prior year.  The decrease is due to a decrease in the average interest yield for average earning assets and a decrease in earning asset volume.  The average interest yield fell to 6.2%, or 16.2%, for the three months ended March 31, 2009, compared to 7.4% for the same period in the prior year.  Average earning asset volume fell $6.8 million, or 4.8%, to $135.9 million for the three months ended March 31, 2009, compared to $142.7 million for the same period in the prior year.

Total interest expense decreased by $477,000, or 36.0%, to $850,000 for the three months ended March 31, 2009, compared to $1.3 million for the three months ended March 31, 2008.  The decrease in interest expense is due to a decrease in the average rate paid for interest bearing deposits and to a decrease in the volume of average interest earning deposits.  For the three month period ended March 31, 2009, the average rate paid for interest earning deposits fell to 3.3% as compared to 4.4% for the same period in the prior year.  Average interest bearing deposit volume fell $17.1 million, or 14.3%, to $102.8 million for the three months ended March 31, 2009, compared to $119.9 million for the same period in the prior year.  However, the decrease in interest bearing deposits was offset by the use of borrowed funds.  Borrowed funds averaged $12.1 million and had an average rate of 0.5% for the three months ended March 31, 2009.  By comparison, the Company had no borrowed funds in the same period in the prior year.

Key Performance Indicators at March 31, 2009

The following were key indicators of our performance and results of operations through the first quarter of 2009:

•	total assets decreased to $135.9 million at the end of the first quarter of 2009, representing a decrease of $339,000, or 0.2%, from $136.2 million at the end of 2008;

•
total loans, net of allowance for loan losses, decreased to $122.2 million at the end of the first quarter of 2009, representing a decrease of  $1.2 million, or 1.0%, from $123.4 million at the end of 2008;

•	total deposits decreased to $96.8 million at the end of the first quarter of 2009, representing a decrease of $14.2 million, or 12.8%, from $111.1 million at the end of 2008;

•	total revenue was $3.7 million for the three months ended March 31, 2009, compared to $5.1 million for the same period in the prior year, representing a decrease of 28.9%; and

•	net loss was $172,000 for the three months ended March 31, 2009, compared to net loss of $26,000 for the same period in the prior year.

 These items, as well as other factors, are discussed in further detail throughout this “Management’s Discussion and Analysis or Plan of Operation” section of this Quarterly Report on Form 10-Q.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three months ended March 31, 2009 and 2008.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended March 31,
	2009				2008
(000's) except earnings per share	Average Balance	Interest		Average Yield	Average Balance	Interest		Average Yield
Interest-earning assets

Loans, net of reserve	$122,268	$2,073		6.8%	$126,145	$2,501		7.9%
Federal funds sold	11,624	20		.7%	15,081	120		3.2%
Securities	2,026	19		3.8%	1,495	15		4.0%
Total earning assets	135,918	2,112		6.2%	142,721	2,636		7.4%
Cash and other assets	4,341				4,752
Total assets	$140,259				$147,473

Interest-bearing liabilities
NOW accounts	$1,965	$4		.8%	$1,721	$5		1.2%
Money market accounts	43,264	184		1.7%	45,925	384		3.3%
Savings accounts	179	1		1.3%	158	1		2.5%
Certificates of deposit less than $100,000	20,260	221		4.5%	27,130	349		5.1%
Certificates of deposit $100,000 or greater	37,110	426		4.7%	44,921	588		5.2%
Total interest bearing deposits	102,778	836		3.3%	119,855	1,327		4.4%
Borrowed Funds	12,148	14		.5%	-	-
Total interest bearing liabilities	114,926	850		3.0%	119,855	1,327		4.4%
Noninterest bearing deposits	9,903				13,533	-
Other liabilities	685				1,032
Stockholders equity	14,745				13,053
Total liabilities and stockholders' equity	$140,259				$147,473

Net interest income		1,262				1,309
Net interest spread				3.2%				3.0%
Net interest margin				3.7%				3.7%

Provision for loan loss		118				150
Non-interest income		1,580				2,488
Non-interest expense		2,896				3,673
Income (loss) before income taxes		(172)				(26)
Income taxes expense (benefit)		-				-
Net income (loss)		$(172)				$(26)

Earnings (loss) per share		(0.09)				(0.02)
Return on average equity		(1.17	) %			(0.8	) %
Return on average assets		(0.12	) %			(0.07	) %
Equity to assets ratio		10.51%				8.85%

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

For the three months ended March 31, 2009, our provision for loan losses was $118,000. The provision amounts are directly related to loan volumes. For the three months ended March 31, 2008, our provision for loan losses was $150,000. We had charge-offs of $146,000 and recoveries of $7,000 during the three months ended March 31, 2009.  We had charge-offs of $175,000 and no recoveries for the three months ended March 31, 2008.

Non-interest Income

Non-interest income for the three months ended March 31, 2009 was $1.6 million and was primarily attributable to fee income generated by the Company for trust services and service charges on depository accounts. Fee income and service charges for the same period in the prior year totaled $2.5 million.

Trust income is earned on the value of managed and non-managed assets held in custody.  For the three months ended March 31, 2009, trust income decreased $907,000, or 36.8%, to $1.6 million, as compared to $2.5 million for the same period in the prior year.  The decrease in trust income is directly attributable to the 40% decline observed in the stock market since September 2008.

Service fees were $24,000 for the three months ended March 31, 2009, compared to $25,000 for the same period in the prior year.

Noninterest Expense

Total noninterest expense was $2.9 million for the three months ended March 31, 2009, which compares to $3.7 million for the three months ended March 31, 2008.

Salaries and employee benefits increased $56,000, or 7.4%, to $812,000 for the three months ended March 31, 2009, which compares to $756,000 for the same period in the prior year.  The increase in salaries and employee benefit expenses is attributable to adding three individuals to the executive team in 2008.  Overall, we had 31 full-time equivalent employees as of March 31, 2009, compared to 29 employees as of March 31, 2008.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.  For the three months ended March 31, 2009, occupancy and equipment expense decreased $38,000, or 11.3%, to $298,000, which compares to $336,000 for the same period in the prior year.

Trust expenses are advisory fees paid to a fund advisor to manage the assets in the trust and are based on the value of the assets held in custody.  For the three months ended March 31, 2009, trust expenses decreased $782,000, or 36.6%, to $1.4 million as compared to $2.1 million for the same period in the prior year.  Similar to trust income, the decrease in trust expense is directly attributable to the 40% decline observed in the stock market since September 2008.

Professional fees were $99,000 for the three months ended March 31, 2009, which compares to $136,000 for the same period in the prior year.

Data processing fees were $116,000 for the three months ended March 31, 2009, which compares to $124,000 for the same period in the prior year.

Income Taxes

No federal income tax expense was recorded for the three months ended March 31, 2009, due to available operating losses to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved. Cumulative net operating loss available to carry forward for tax purposes is approximately $760,000 as of December 31, 2008.

Financial Condition

Our total assets as of March 31, 2009 were $135.9 million, which was almost unchanged from December 31, 2008. Deposits were $96.8 million as of March 31, 2009, compared to $111.1 million as of December 31, 2008. Borrowed funds as of March 31, 2009 were $23.0 million, compared to $10.5 million as of December 31, 2008.  The increase in borrowed funds and the corresponding decrease in deposits is a result of the Company replacing higher cost deposits on a short term basis with lower rate advances from the Federal Reserve Bank and the Federal Home Loan Bank.

As of March 31, 2009, our shareholders’ equity was $15.2 million, compared to $13.8 million as of December 31, 2008.  The $1.4 million increase in equity is due to net proceeds of $1.5 million raised in rights offering completed at the beginning of 2009 and the $172,000 loss recognized in the first quarter of 2009.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At March 31, 2009, we had $5.8 million in federal funds sold. At December 31, 2008, we had $7.2 million in federal funds sold. Federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

At March 31, 2009, the Bank’s securities consisted of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost of $420,000 and $704,000, respectively, with an estimated fair value that approximated cost. We also had government agency securities with amortized cost of $1.9 million and fair value of $2.0 million. Weighted average yield of the securities portfolio at March 31, 2009 was 3.8%.

At December 31, 2008, the Bank’s securities consisted of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost and fair value of $420,000 and $302,000, respectively. We also had a government agency security with amortized cost of $981,000 and fair value of $1,012,000.  Weighted average yield of the securities portfolio at December 31, 2008 was 3.3%

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of	As of
(000's)	March 31, 2009	December 31, 2008
Commercial and industrial	$83,972	$81,342
Consumer installment	2,807	3,799
Real estate — mortgage	25,920	20,543
Real estate — construction	11,248	19,481
Other	1	12
Total loans	123,948	125,177

Less allowance for loan losses	1,617	1,638
Less deferred loan fees	137	146
Total net loans	$122,194	$123,393

As of March 31, 2009 and December 31, 2008, our total net loans were $122.2 million and $123.4 million, respectively. Total loans, net of reserves and deferred fees, as a percentage of total assets were 89.9% as of March 31, 2009, and 90.6% as of December 31, 2008.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients businesses. At March 31, 2009 and December 31, 2008, commercial loans totaled $83.9 million and $81.3 million, representing approximately 67.7% and 65.0% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At March 31, 2009 and December 31, 2008, consumer loans totaled $2.8 million and $3.8 million, approximately 2.3% and 3.0% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and short-term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Short-term mortgage loans are typically secured by commercial properties occupied by the borrower; typically have terms of three to ten years with both fixed and floating rates. At March 31, 2009 and December 31, 2008, real estate loans totaled $37.2 million and $40.0 million, approximately 30.0% and 32.0% of our total loans, respectively. The decline in real estate loans is primarily due to reductions in the construction loan portfolio as a result of loans paying at or before maturity.  Additionally, current economic conditions have resulted in fewer requests from credit worthy borrowers.  This $8.2 million reduction was partially offset by a $5.4 million increase in borrower occupied commercial mortgages.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31,2009, our commercial loan portfolio included $76.4 million of loans, approximately 62.6% of our total funded loans, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of March 31, 2009:

	As of March 31, 2009
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial *	$13,310	$8,468	$10,204	$51,587	$403	$83,972
Consumer installment	1,006	816	-	985	-	2,807
Real estate — mortgage	8,344	7,889	344	7,426	1,917	25,920
Real estate — construction*	10,439	809	-	-	-	11,248
Other	1	-	-	-	-	1
Total	$33,100	$17,982	$10,548	$59,998	$2,320	$123,948

*Includes nonaccrual and other loans at March 31, 2009.

Nonperforming Loans and Assets

 Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (“OREO”), and other repossessed assets. The impact of foreclosures and distressed sales is impacting the value of real estate and the overall economy broadly. This economic downturn has affected our real estate portfolio. As of March 31, 2009, we had no loans 90 days or more past due and still accruing interest, $1.9 million in loans on nonaccrual status and $955,000 in OREO. At December 31, 2008, we had $1.3 million of 90 days or more past due and still accruing interest, $3.3 million in loans on nonaccrual status and no OREO.  Total nonperforming assets as of March 31, 2009 was $2.9 million, down 37% compared to $4.6 million as of December 31, 2008.  The reduction is primarily due to $1.7 million in nonperforming loans restored to performing status.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status ,or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At March 31, 2009 the Company had $7.6 million in special mention loans, $5.0 million in substandard loans and $0 classified as doubtful.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.6 million, or 1.3% of total funded loans, at March 31, 2009, unchanged from December 31, 2008.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. With the current downturn in the economy, charge-offs in our portfolio have increased. We had charge-offs of $146,000 and recoveries of $7,000 during the three months ended March 31, 2009. During the year ended December 31, 2008, we had charge-offs of $451,000 and recoveries of $72,000.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.

(000's)	As of March 31, 2009		As of December 31, 2008
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,095	67.7%	$1,064	65.0%
Consumer installment	37	2.3%	49	3.0%
Real estate — mortgage	338	20.9%	269	16.4%
Real estate — construction	147	9.1%	256	15.6%
Total allowance for loan losses	$1,617	100.0%	$1,638	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $1.1 million at March 31, 2009 and $1.2 million at December 31, 2008.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	For the three months ended
(000's)	March 31, 2009			March 31, 2008
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$9,903	8.8%	0.0%	$13,533	10.2%	0.0%
NOW accounts	1,965	1.7%	.8%	1,721	1.3%	1.1%
Money market accounts	43,264	38.4%	1.7%	45,925	34.4%	3.3%
Savings accounts	179	.2%	1.3%	158	0.1%	1.5%
Certificates of deposit, less than $100,000	20,260	18.0%	4.5%	27,130	20.3%	5.2%
Certificates of deposit, $100,000 or greater	37,110	32.9%	4.7%	44,921	33.7%	5.2%

Total deposits	$112,681	100.00%	3.0%	$133,388	100.00%	4.0%

Total average deposits at March 31, 2009 and December 31, 2008 were $112.7 million and $135.9 million, respectively, representing a decrease of $23.2 million, or 17.1%, during the three month period ending March 31, 2009. The Bank continues to seek ways to attract additional deposits.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	March 31, 2009	December 31, 2008
Three months or less	$1,908	$3,345
Over three months through 12 months	12,756	7,557
Over one year through three years	17,700	21,031
Over three years	4,076	5,307

Total	$36,440	$37,240

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at March 31, 2009. See Note 14 to the financial statements included in this report. In addition to the on balance sheet liquidity available, the Bank has a line of credit with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”), which provides the Bank with a source of off-balance sheet liquidity. As of March 31, 2009 the Bank’s established credit line with the FHLB was $12.6 million, or 9.3% of assets, of which $12.0 million was utilized. As of March 31, 2009 the Bank’s established credit line with the FRB was $19.1 million, or 14.1% of assets, of which $11.0 million was utilized at March 31, 2009. The Bank also has access to federal funds purchased for $6.4 million or 4.7% of assets. Additionally, the Bank serves as trustee or custodian for $76.5 million in cash deposits held in a Blackrock money market mutual fund, of which approximately $49.7 million could be held at the Bank fully insured by the FDIC.

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

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "Order") with the Office of the Comptroller of the Currency (the "OCC"). The Stipulation and the Order were based on the OCC's findings during its examination as of September 30, 2007. As part of the Order, the Bank has agreed to strengthen its Bank Secrecy Act ("BSA") internal controls, revise and implement changes to its internal BSA audit program, maintain specific capital ratios and correct any violations of law. Regardless of the Bank’s capital position, the requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements, irrespective of the Bank’s actual capital ratios.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(000's)	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of March 31, 2009
Total Capital (to Risk Weighted Assets)	$16,244	13.66%	$9,514	≥	8.00%	$11,892	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	14,756	12.41%	4,757	≥	4.00%	7,135	≥	6.00%

Tier 1 Capital (to Average Assets)	14,756	10.52%	5,610	≥	4.00%	7,013	≥	5.00%

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$14,400	12.05%	$9,558	≥	8.00%	$11,947	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,905	10.80%	4,779	≥	4.00%	7,168	≥	6.00%

Tier 1 Capital (to Average Assets)	12,905	9.21%	5,603	≥	4.00%	7,004	≥	5.00%

Liquidity Management

At March 31, 2009, the Company (excluding the Bank) had approximately $419,000 in remaining cash proceeds of the initial public offering, which includes $108,000 of initial shareholder warrant and option exercises. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated.

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

At March 31, 2009, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $4.0 million and $5,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $23.6 million at March 31, 2009.

The Bank’s significant contractual obligations and other potential funding needs at March 31, 2009 consist of:

	As of March 31, 2008
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$288	$586	$482	$215

Certificates of deposit	$23,588	$24,954	$6,698	$-

The Bank had cash and cash equivalents of $7.3 million, or 5.4% of total assets, at March 31, 2009. In addition to the on balance sheet liquidity available, the Bank has a line of credit with the FHLB and the FRB, which provides the Bank with a source of off-balance sheet liquidity. As of March 31, 2009, the Bank’s established credit line with the FHLB was $12.6 million or 9.3% of assets, of which $12.0 million was utilized.  The established credit line with the FRB was $19.1 million, or 14.1% of assets, of which $11.0 million was utilized at March 31, 2009.  The Bank also has access to federal funds purchased for $6.4 million or 4.7% of assets.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of March 31, 2009, the loan to deposit ratio was 127%.  Although the deposit ratio is high, it is not reflective of the Bank’s liquidity position.  With the low rates available from the FHLB and the FRB ranging from 0.10% to 0.50% and money market deposits available to the Bank through the Bank’s Trust department, the Bank is able to move higher rate deposits to the Trust and replace them with lower rate borrowed funds from the FHLB and FRB.  With additional advances available from the FHLB and FRB and the money market deposits available through the Bank’s Trust department, the Bank has off-balance sheet liquidity available of no less than 40% of total assets as of March 31, 2009.  We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

T BANCSHARES, INC.

Date: May 15, 2009	By:	/s/ Patrick G. Adams

Patrick G. Adams President and Chief Executive Officer Principal Executive Officer

Date: May 15, 2009	By:	/s/ Terry Purchal

Terry Purchal Chief Financial Officer
Principal Financial Officer