Form 10-Q
period 2009-06-30
T Bancshares, Inc.
filed 2009-08-14
CIK 1272754

Form 10-Q

T Bancshares, Inc. - TBNC

Filed: August 14, 2009 (period: June 30, 2009)

Quarterly report which provides a continuing view of a company's financial position

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File Number 000-51297

T BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	71-0919962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16000 Dallas Parkway, Suite 125, Dallas, Texas 75248
(Address of principal executive offices)

(972) 720- 9000
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

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

The number of shares outstanding of the issuer’s Common Stock as of August 14, 2009, was 1,941,305 shares.

Transitional Small Business Disclosure Format (check one)   Yes  ☐ No  ☒

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000's)	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Cash and due from banks	$1,679	$1,242
Federal funds sold	7,855	7,215
Total cash and cash equivalents	9,534	8,457

Securities available for sale at estimated fair value	5,564	-
Securities held to maturity at amortized cost	905	981
Securities, restricted	1,199	722
Total investment securities	7,668	1,703

Loans, net of allowance for loan losses of $1,648 and $1,638, respectively	119,551	123,393
Bank premises and equipment, net	1,007	1,169
Other assets	1,808	1,528

Total assets	$139,568	$136,250

LIABILITIES

Demand Deposits:
Noninterest-bearing	$10,669	$10,077
Interest-bearing	31,991	42,407
Time deposits $100,000 and over	37,883	37,240
Other time deposits	18,909	21,372
Total deposits	99,452	111,096

Borrowed Funds	24,000	10,500
Other liabilities	943	860

Total liabilities	124,395	122,456

Shareholders' Equity

Common Stock, $ .01 par value; 10,000,000 shares authorized; 1,941,305 and 1,703,801 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	19	17
Additional paid-in capital	18,484	16,915
Retained deficit	(3,333)	(3,138)
Accumulated other comprehensive income	3	-

Total shareholders' equity	15,173	13,794

Total liabilities and shareholders' equity	$139,568	$136,250

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's) except earnings per share	2009	2008	2009	2008

Interest Income

Loan, including fees	$2,058	$2,470	$4,131	$4,971
Securities, restricted	36	9	55	25
Federal funds sold	42	74	61	193
Total interest income	2,136	2,553	4,247	5,189
Interest Expense

Deposits	802	1,284	1,638	2,611
Borrowed funds	22	-	35	-
Total interest expense	824	1,284	1,673	2,611

Net interest income	1,312	1,269	2,574	2,578
Provision for loan losses	40	150	158	300

Net interest income after provision for loan losses	1,272	1,119	2,416	2,278

Noninterest Income

Trust income	1,625	3,208	3,182	5,672
Service fees	22	29	46	54
Total noninterest income	1,647	3,237	3,228	5,726

Noninterest Expense

Salaries and employee benefits	794	762	1,606	1,518
Occupancy and equipment	384	362	682	698
Trust consulting services	1,396	2,815	2,751	4,952
Professional fees	118	209	217	345
Data processing	23	52	139	176
Other	226	181	444	366
Total noninterest expense	2,942	4,381	5,839	8,055

Net Loss	$(23)	$(25)	$(195)	$(51)

Earning (loss) per common share:
Basic	(0.01)	(0.02)	(0.10)	(0.03)
Diluted	(0.01)	(0.02)	(0.10)	(0.03)

Weighted average common shares outstanding	1,941,305	1,703,801	1,930,808	1,703,801
Weighted average diluted shares outstanding	1,941,305	1,703,801	1,930,808	1,703,801

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2008	$17	$16,819	$(2,710)	$-	$14,126

Comprehensive loss:
Net loss — YTD			(51)		(51)
Total comprehensive loss					(51)

Stock based compensation		46			46
BALANCE, June 30, 2008	$17	$16,865	$(2,761)	$-	$14,121

BALANCE, January 1, 2009	$17	$16,915	$(3,138)	$-	$13,794

Comprehensive loss:
Net loss — YTD			(195)		(195)
Change in accumulated gain on securities available for sale				3	3
Total comprehensive loss					(192)

Net proceeds from rights offering	2	1,519			1,521
Stock based compensation		50			50
BALANCE, June 30, 2009	$19	$18,484	$(3,333)	$3	$15,173

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(000's)	2009	2008
Cash Flows from Operating Activities
Net loss	$(195)	$(51)

Adjustments to reconcile net loss to net cash provided by operating activities:

Provision for loan losses	158	300
Depreciation and amortization	241	260
Accretion of discount	14	(8)
Gain on sale of other real estate owned	(1)	-
Stock based compensation	50	46
Net change in other assets	299	(749)
Net change in other liabilities	83	939

Net cash provided by operating activities	649	737

Cash Flows from Investing Activities
Purchase of securities held to maturity	-	(996)
Proceeds from maturity of securities	-	1,000
Proceeds from principal payments on mortgage-backed securities	186	-
Purchase of securities available for sale, net	(5,685)	-
Purchase of securities, restricted, net	(902)	(48)
Proceeds from sale of securities, restricted	425	-
Net change in loans	2,729	(15,058)
Proceeds from sale of other real estate owned	377	-
Purchases of premises and equipment	(79)	(19)

Net cash used in investing activities	(2,949)	(15,121)

Cash Flows from Financing Activities
Net change in demand deposits	(9,824)	(3,008)
Net change in time deposits	(1,820)	12,416
Proceeds from borrowed funds	124,450	-
Repayment of borrowed funds	(110,950)	-
Net proceeds from rights offering	1,521	-

Net cash provided by financing activities	3,377	9,408

Net change in cash and cash equivalents	1,077	(4,976)
Cash and cash equivalents at beginning of period	8,457	23,560

Cash and cash equivalents at end of period	$9,534	$18,584

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,637	$2,579
Income taxes	$-	$20
Non-cash transactions:
Transfers from loans to other real estate owned	$955	$-

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

We prepared the consolidated financial statements of T Bancshares, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our,” hereafter) following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) can be condensed or omitted.

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

In accordance with SFAS No. 165, the Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto have taken place through the date these financial statements were issued (August 14, 2009). The Company has determined there are no such subsequent events.

Certain reclassifications have been made to the 2008 financial statements from their original presentation to conform with the 2009 financial statement presentation.  These reclassifications had no effect on shareholders’ equity or net loss for the quarter ended June 30, 2008.

In preparing these condensed consolidated interim financial statements, the Company has evaluated, for potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through August 14, 2009, the issuance date of these condensed consolidated interim financial statements.  No such transactions or events resulted in additional recognition or disclosure.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 and did not have a significant impact on the Company’s financial statements, except that expanded disclosure has been made as reflected in Note 16.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The FASB believes the statement will improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Use of the statement will expand the use of fair value measurements for accounting for financial instruments. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. The adoption of this standard on January 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which requires entities to evaluate subsequent events through the date financial statements are issued.  Existing guidance on subsequent events was part of the AICPA Auditing Standards.  This Statement is not intended to change existing practice.  The Statement requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements (“recognizable subsequent events”).  This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events.  This statement became effective in the second quarter of 2009, and did not have a significant impact on the financial statements.

NOTE 3.  LOANS

Loans held in portfolio consisted of the following:

(000's)	June 30, 2009	December 31, 2008
Commercial and industrial	$82,573	$81,342
Consumer installment	2,295	3,799
Real estate — mortgage	26,032	20,543
Real estate — construction	10,338	19,481
Other	107	12

Total loans	121,345	125,177

Less allowance for loan losses	1,648	1,638
Less deferred loan fees	146	146

Net loans	$119,551	$123,393

The change in the allowance for loan losses is as follows:

(000's)	June 30, 2009	December 31, 2008
Balance at beginning of period	$1,638	$1,600
Provision charged to operations	158	417
Loans charged off	(157)	(451)
Recoveries of loans previously charged off	9	72

Balance at end of period	$1,648	$1,638

At June 30, 2009, there were $3,443,000 of nonaccrual loans and no loans contractually delinquent over ninety days, and at December 31, 2008, there were $3,254,000 of nonaccrual loans and $1,328,000 of loans contractually delinquent over ninety days.

NOTE 4. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	June 30, 2009
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities Available for Sale:
U.S. Government Agencies	$5,561	$3	$-	$5,564

Securities Held to Maturity:
U.S. Government Agencies	$905	$23	$-	$928

Securities, restricted
Other	$1,199	$-	$-	$1,199

	December 31, 2008
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities Held to Maturity:
U.S. Government Agencies	$981	$31	$-	$1,012

Securities, restricted:
Other	$722	$-	$-	$722

Our subsidiary, T Bank, N.A. (the “Bank”) held Federal Reserve Bank of Dallas stock of $420,000 at June 30, 2009 and December 31, 2008. The Bank also held Federal Home Loan Bank of Dallas stock of $778,800 and $302,400 at June 30, 2009 and December 31, 2008, respectively. Both stocks are carried at cost and are reported as securities, restricted in the table above.  The securities held to maturity category consisted of one mortgage back security at June 30, 2009 and December 31, 2008 and was pledged to secure trust deposits.

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts has terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at June 30, 2009 and December 31, 2008 were as follows:

(000's)	June 30, 2009	December 31, 2008
Leasehold improvements	$929	$929
Furniture and equipment	1,873	1,794
	2,802	2,723
Less: accumulated depreciation	1,795	1,554
Balance at end of period	$1,007	$1,169

NOTE 7. OTHER ASSETS

Other assets consisted of the following at June 30, 2009 and December 31, 2008:

(000's)	June 30, 2009	December 31, 2008
Other Real Estate Owned	$562	$-
Accounts receivable – trust fees	553	509
Accrued interest receivable	453	472
Prepaid assets	210	267
Capitalized rights offering costs	-	242
Other	30	38
	$1,808	$1,528

Other Real Estate Owned (“OREO”) consists of one property at June 30, 2009, and is recorded at fair market value.  The OREO asset is actively being marketed, and disposal of the asset is anticipated to occur prior to year end, December 31, 2009.

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of June 30, 2009		As of December 31, 2008
Noninterest bearing demand	$10,669	11%	$10,077	9%
Interest bearing demand (NOW)	1,813	2%	1,899	2%
Money market accounts	29,968	30%	40,333	36%
Savings accounts	210	0%	175	0%
Certificates of deposit, $100,000 and greater	37,883	38%	37,240	34%
Certificates of deposit, less than $100,000	18,909	19%	21,372	19%
	$99,452	100%	$111,096	100%

At June 30, 2009, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2009	$10,253
2010	20,968
2011	15,718
2012	8,197
2013	1,499
2014	157

Total	$56,792

NOTE 9.  BORROWED FUNDS

Borrowed funds as of June 30, 2009 and December 31, 2008, were as follows:

(000's)	June 30, 2009	December 31, 2008
Federal Home Loan Bank Advance	$17,000	$-
Federal Reserve Bank Advance	7,000	10,500
Total	$24,000	$10,500

At June 30, 2009, borrowed funds consisted of loans of $17.0 million and $7.0 million from the Federal Home Loan Bank and the Federal Reserve Bank, respectively. The Federal Home Loan Bank advance had a rate of .06%, a one day term and matured on July 1, 2009.  The Federal Reserve Bank advance had a rate of .50%, a 7 day term and matured on July 6, 2009. The Company has a $23.9 million credit line with the Federal Reserve Bank, which is secured by $31.9 million in pledged commercial and industrial loans, and $17.1 million credit line with the Federal Home Loan Bank which is secured by $17.5 million in pledged real estate loans and $3.4 million in securities.

NOTE 10. OTHER LIABLITIES

Other liabilities comprised the following at June 30, 2009 and December 31, 2008:

(000's)	June 30, 2009	December 31, 2008
Trust Advisor Fees Payable	$481	$453
Interest Payable	161	125
Audit Fees	11	97
Incentive Compensation	63	67
FDIC Assessment Payable	58	-
Legal	39	-
Franchise & Property Taxes	19	37
Other Accruals	111	81
	$943	$860

NOTE 11. INCOME TAXES

No federal income tax expense has been recorded for quarter-ended June 30, 2009 as net operating losses are being used to offset taxable income. Based upon the Company’s limited operating history, the federal income tax benefit of these losses has a valuation allowance equal to the amount of the benefit. As of December 31, 2008, the Company had net tax operating loss carry forwards of approximately $760,000 that will ultimately expire in 2028 if not used. This amount is lower than the losses reflected in the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 12. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The plan authorizes the granting of options to purchase up to 260,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors. As of June 30, 2009, options to purchase a total of 195,500 had been issued with a weighted average exercise price of $10.03. As of December 31, 2008, options to purchase a total of 205,500 had been issued with a weighted average exercise price of $9.87. These options vest through December 2013. These options could potentially dilute earnings per share, but were not included in the earnings (loss) per share computations because their effect was anti-dilutive for the six months ended June 30, 2009 and 2008.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, prior periods are not restated. Also, under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

The following is a summary of activity in the Company’s stock option plan at June 30, 2009:

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the year	205,500	$9.87
Granted	-	-
Exercised	-	-
Expired / forfeited	10,000	6.75

Outstanding at end of period	195,500	$10.03
Exercisable at end of period	120,300	$10.17
Available for grant at end of period	53,500

The weighted average remaining contractual life of options outstanding at June 30, 2009 was 6.8 years. Outstanding options were granted with a weighted average exercise price of $10.03.

The following is a summary of the Company’s nonvested options at June 30, 2009:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2009	88,700	$2.78
Granted	-	-
Vested	3,500	2.39
Forfeited	10,000	2.01

Nonvested at June 30, 2009	75,200	$2.90

As of June 30, 2009, there was approximately $198,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements to be recognized over the vesting period.

NOTE 13. STOCK WARRANTS

The Company had two stock warrant plans at June 30, 2009 and December 31, 2008. As previously disclosed, the Board of Directors of the Company amended the shareholder warrants to extend the expiration date of its initial shareholder warrants to 2:00 p.m., Dallas, Texas time on the earlier of May 2, 2009, or the occurrence of certain regulatory action.

Initial shareholders of the Company received warrants to purchase one share of common stock for every five shares of common stock purchased in the initial public offering. A total of 336,000 warrants were issued, and zero and 323,199 respectively, were outstanding at June 30, 2009 and December 31, 2008. These warrants were exercisable at a price of $12.50 per share at any time until May 2, 2009. During the six months ended June 30, 2009, no warrants were exercised by their holders.  The warrants expired on May 2, 2009, and no warrants were exercised during the three months ended June 30, 2009.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at June 30, 2009. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the six months ended June 30, 2009, no warrants were exercised.

There were no additional warrants issued during the six months ended June 30, 2009. These warrants could potentially dilute earnings per share, but were not included in the earnings (loss) per share computations because their effect was anti-dilutive for the respective six months ending June 30, 2009 and 2008.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2009, the Company had commitments to extend credit and standby letters of credit of approximately $3.4 million and $15,000, respectively. At December 31, 2008, the Company had commitments to extend credit and standby letters of credit of approximately $6.5 million and $12,000, respectively.

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

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "Order") with the Office of the Comptroller of the Currency (the "OCC"). The Stipulation and the Order were based on the OCC's findings during its examination as of September 30, 2007. As part of the Order, the Bank has agreed to strengthen its Bank Secrecy Act ("BSA") internal controls, revise and implement changes to its internal BSA audit program, maintain specific capital ratios and correct any violations of law. Therefore, regardless of the Bank’s capital position, the requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of June 30, 2009.

To be categorized as well-capitalized under prompt corrective action provisions, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2009
Total Capital (to Risk Weighted Assets)	$16,248	13.89%	$9,356	≥	8.00%	$11,695	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	14,784	12.64%	4,678	≥	4.00%	7,017	≥	6.00%

Tier 1 Capital (to Average Assets)	14,784	9.47%	6,244	≥	4.00%	7,806	≥	5.00%

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$14,400	12.05%	$9,558	≥	8.00%	$11,947	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,905	10.80%	4,779	≥	4.00%	7,168	≥	6.00%

Tier 1 Capital (to Average Assets)	12,905	9.21%	5,603	≥	4.00%	7,004	≥	5.00%

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(000's)	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$390	$333
Due from subsidiary	-	333
Other assets	-	242
Investment in subsidiary	14,786	12,905

Total Assets	$15,176	$13,813

LIABILITIES AND CAPITAL
Other Liabilities	3	19
Capital	15,173	13,794

Total Liabilities and Capital	$15,176	$13,813

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2009	2008	2009	2008

Equity in income (loss) from subsidiary	$28	$74	$(121)	$103

Noninterest expense:
Professional and administrative	29	78	24	108
Stock based compensation	22	21	50	46
Total noninterest expenses	51	99	74	154

Net loss	$(23)	$(25)	$(195)	$(51)

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(000's)	2009	2008
Cash Flows from Operating Activities
Net loss	$(195)	$(51)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in (earnings) loss of Bank	121	(103)
Stock based compensation	50	46
Net change in other assets	333	-
Net change in other liabilities	(15)	54
Net cash provided (used) by operating activities	294	(54)

Cash Flows from Investing Activities
Proceeds from sale of premises and equipment	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Net proceeds from rights offering	1,763	-
Contribution to bank	(2,000)	-
Net cash used in financing activities	(237)	-

Net change in cash and cash equivalents	57	(54)
Cash and cash equivalents at beginning of period	333	743

Cash and cash equivalents at end of period	$390	$689

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

NOTE 17. Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. SFAS 157, “Fair Value Measurements,” as clarified with several FSP’s, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes financial and nonfinancial assets  measured at fair value as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. government agencies and corporations	$—	$5,564	$—	$5,564
Other Assets:
OREO	—	562	—	562

Non-financial assets measured at fair value on a non-recurring basis include OREO. During the first quarter of 2009, certain OREO assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the OREO asset. The fair value of an OREO asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data.  In connection with the measurement and initial recognition of the OREO assets, the Company recognized charge-offs of the allowance for possible loan losses totaling $157,000, which has been recorded on the consolidated statement of income as provision for loan losses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of June 30, 2009 and December 31, 2008, and our consolidated results of operations for the six months ended June 30, 2009 and 2008. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•
if we fail to adequately address formal administrative actions with the Office of the Comptroller of the Currency, this may have an adverse impact on the Company’s operating results or financial condition;

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

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2008 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement reflects only information known to us as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise.

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake and the neighboring Texas communities. As of June 30, 2009, we had, on a consolidated basis, total assets of $139.6 million, net loans of $119.6 million, total deposits of $99.5 million, and shareholders’ equity of $15.2 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.  We also have a loan production office located at 850 E. State Highway 114, Suite 200, Southlake, Texas.

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

The following discussion focuses on our financial condition at June 30, 2009 and December 31, 2008, and our results of operations for the six months ended June 30, 2009 and 2008.

Recent Developments

As previously disclosed, the Company’s Chief Financial Officer resigned to pursue other opportunities. The Company’s President, Patrick G. Adams, and the Company’s Controller, Ken Bramlage, are performing indefinitely the duties required of the Principal Financial Officer and both individuals are jointly serving in that capacity.  Therefore, we consider these individuals our acting Co-Principal Financial Officers for purposes of this report, though no formal appointment has been made.

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

	June 30, 2009 vs. June 30, 2008
	Increase (Decrease) Due to Change in
	Rate	Volume	Days	Total
Federal Funds Sold	$(143)	$12	$(1)	$(132)
Securities	(4)	35	-	31
Loans, net of reserve	(462)	(353)	(25)	(840)

Total earning assets	(609)	(306)	(26)	(941)

NOW	(3)	-	-	(3)
Money Market	(309)	(8)	(3)	(320)
Savings	-	-	-	-
Certificates of deposit $100,000 or less	(97)	(190)	(3)	(290)
Certificates of deposit $100,000 or more	(122)	(231)	(6)	(359)
Borrowed Funds	-	35	-	35

Total Interest-bearing liabilities	(531)	(394)	(12)	(937)

Changes in net interest income	$(78)	$88	$(14)	$(4)

Net interest income for the six months ended June 30, 2009 decreased $4,000, or 0.2%, compared to the same period in the prior year.  The decrease was due to a decline in both the average interest yield and volume for earning assets, which was partially offset by both a decrease in average interest yield and volume for interest bearing deposits.  The components of net interest income are discussed below.

Total interest income decreased $941,000, or 18.1%, to $4.2 million for the six months ended June 30, 2009, compared to $5.2 million for the same period in the prior year.  The decrease is due to a decrease in the average interest yield for average earning assets and a decrease in earning asset volume.  The average interest yield fell to 5.9%, or 15.7%, for the six months ended June 30, 2009, compared to 7.0% for the same period in the prior year.  Average earning asset volume fell $4.2 million, or 2.8%, to $143.6 million for the six months ended June 30, 2009, compared to $147.8 million for the same period in the prior year.

Total interest expense decreased by $937,000, or 35.9%, to $1.7 million for the six months ended June 30, 2009, compared to $2.6 million for the six months ended June 30, 2008.  The decrease in interest expense is due to a decrease in the average rate paid for interest bearing deposits and to a decrease in the volume of average interest earning deposits.  For the six month period ended June 30, 2009, the average rate paid for interest earning deposits fell to 2.7% as compared to 4.2% for the same period in the prior year.  Average interest bearing deposit volume fell $2.0 million, or 1.6%, to $122.4 million for the six months ended June 30, 2009, compared to $124.4 million for the same period in the prior year.  However, the decrease in interest bearing deposits was offset by the use of borrowed funds.  Borrowed funds averaged $18.6 million and had an average rate of 0.4% for the six months ended June 30, 2009.  By comparison, the Company had no borrowed funds in the same period in the prior year.

Key Performance Indicators at June 30, 2009

The following were key indicators of our performance and results of operations through the first two quarters of 2009:

•	total assets increased to $139.6 million at the end of the second quarter of 2009, representing an increase of $3.4 million, or 2.4%, from $136.2 million at the end of 2008;

•
total loans, net of allowance for loan losses, decreased to $119.6 million at the end of the second quarter of 2009, representing a decrease of  $3.8 million, or 3.1%, from $123.4 million at the end of 2008;

•	total deposits decreased to $99.5 million at the end of the second quarter of 2009, representing a decrease of $11.6 million, or 10.5%, from $111.1 million at the end of 2008;

•	total revenue was $7.5 million for the six months ended June 30, 2009, compared to $10.9 million for the same period in the prior year, representing a decrease of 31.5%, or $3.4 million.

•	net loss was $195,000 for the six months ended June 30, 2009, compared to net loss of $51,000 for the same period in the prior year.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the six months ended June 30, 2009 and 2008.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Six Months Ended June 30,
	2009			2008
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve	$120,897	$4,131	6.8%	$131,274	$4,972	7.3%
Federal funds sold	18,579	61	0.7%	15,056	193	1.8%
Securities	4,143	55	2.7%	1,502	24	3.8%
Total earning assets	143,619	4,247	5.9%	147,832	5,189	7.0%
Cash and other assets	4,316			4,650
Total assets	$147,935			$152,482

Interest-bearing liabilities
NOW accounts	$1,817	$7	0.8%	$1,823	$10	1.1%
Money market accounts	45,142	351	1.6%	46,900	671	2.9%
Savings accounts	186	1	1.2%	156	1	1.4%
Certificates of deposit less than $100,000	19,612	428	4.4%	28,390	721	5.1%
Certificates of deposit $100,000 or greater	37,090	851	4.6%	47,139	1,208	5.1%
Total interest bearing deposits	103,847	1,638	3.2%	124,408	2,611	4.2%
Borrowed funds	18,560	35	0.4%	-	-
Total interest bearing liabilities	122,407	1,673	2.7%	124,408	2,611	4.2%
Noninterest bearing deposits	10,090			13,927	-
Other liabilities	652			932
Stockholders equity	14,786			13,215
Total liabilities and stockholders' equity	$147,935			$152,482

Net interest income		2,574			2,578
Net interest spread			3.2%			2.8%
Net interest margin			3.6%			3.5%

Provision for loan loss		158			300
Non-interest income		3,228			5,726
Non-interest expense		5,839			8,055
Loss before income taxes		(195)			(51)
Income taxes expense (benefit)		-			-
Net loss		$(195)			$(51)

Earnings (loss) per share		(0.10)			(0.03)
Return on average equity		(1.32)%			(0.77)%
Return on average assets		(0.13)%			(0.07)%
Equity to assets ratio		9.99%			8.67%

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

For the six months ended June 30, 2009, our provision for loan losses was $158,000. The provision amounts are directly related to loan volumes. For the six months ended June 30, 2008, our provision for loan losses was $300,000. We had charge-offs of $157,000 and recoveries of $9,000 during the six months ended June 30, 2009.  We had charge-offs of $352,000 and no recoveries for the six months ended June 30, 2008.

Non-interest Income

Non-interest income for the six months ended June 30, 2009 was $3.2 million and was primarily attributable to fee income generated by the Company for trust services and service charges on depository accounts. Fee income and service charges for the same period in the prior year totaled $5.7 million.

Trust income is earned on the value of managed and non-managed assets held in custody.  For the six months ended June 30, 2009, trust income decreased $2.5 million, or 43.9%, to $3.2 million, as compared to $5.7 million for the same period in the prior year.  The decrease in trust income is directly attributable to the 30% decline observed in the stock market since September 2008, resulting in a decrease in the aggregate amount of assets under management.

Service fees were $46,000 for the six months ended June 30, 2009, compared to $54,000 for the same period in the prior year.

Noninterest Expense

Total noninterest expense was $5.8 million for the six months ended June 30, 2009, which has decreased from $8.1 million for the six months ended June 30, 2008.

Salaries and employee benefits increased $88,000, or 6.8%, to $1.6 million for the six months ended June 30, 2009, which has decreased from $1.5 million for the same period in the prior year.  The increase in salaries and employee benefit expenses is attributable to adding three individuals to the executive team in 2008.  Overall, we had 31 full-time equivalent employees as of June 30, 2009, compared to 28 employees as of June 30, 2008.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.  For the six months ended June 30, 2009, occupancy and equipment expense decreased $16,000, or 2.3%, to $682,000, which has decreased from $698,000 for the same period in the prior year.

Trust expenses are advisory fees paid to a fund advisor to manage certain assets held in the trust department and are based on the value of the assets held in custody.  For the six months ended June 30, 2009, trust expenses decreased $2.2 million, or 44.4%, to $2.8 million as compared to $5.0 million for the same period in the prior year.  Similar to trust income, the decrease in trust expense is directly attributable to the 30% decline observed in the stock market since September 2008.

Professional fees were $217,000 for the six months ended June 30, 2009, which has decreased from $345,000 for the same period in the prior year.

Data processing fees were $139,000 for the six months ended June 30, 2009, which has decreased from $176,000 for the same period in the prior year.

Income Taxes

No federal income tax expense was recorded for the six months ended June 30, 2009, due to available operating losses to offset taxable income.  Based upon the Company’s limited operating history, the federal tax benefit of these losses has a valuation allowance equal to the benefit.  Cumulative net operating loss available to carry forward for tax purposes is approximately $760,000 as of December 31, 2008.

Financial Condition

Our total assets as of June 30, 2009 were $139.6 million, compared to $136.2 million as of December 31, 2008. Deposits were $99.5 million as of June 30, 2009, compared to $111.1 million as of December 31, 2008. Borrowed funds as of June 30, 2009 were $24.0 million, compared to $10.5 million as of December 31, 2008.  The increase in borrowed funds and the corresponding decrease in deposits is a result of the Company replacing higher cost deposits on a short term basis with lower rate advances from the Federal Reserve Bank and the Federal Home Loan Bank.

As of June 30, 2009, our shareholders’ equity was $15.2 million, compared to $13.8 million as of December 31, 2008.  The $1.4 million increase in equity is due to net proceeds of $1.5 million raised in rights offering completed at the beginning of 2009 and the $195,000 loss recognized through the first six months of 2009.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At June 30, 2009, we had $7.9 million in federal funds sold. At December 31, 2008, we had $7.2 million in federal funds sold. Federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

At June 30, 2009, our securities included Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost of $420,000 and $779,000, respectively, with an estimated fair value that approximated cost. The increase in Federal Home Loan Bank of Dallas stock, as compared to $302,000 as of December 31, 2008,  was to facilitate additional borrowings. We also had government agency securities with amortized cost of $6.5 million and fair value of $6.6 million. Weighted average yield of the securities portfolio at June 30, 2009 was 2.7%.  Securities with market value of $3.4 million were pledged against borrowed funds at the FHLB, and one security with market value of $928,000 was pledged against trust deposit balances held at the bank.

At December 31, 2008, our securities consisted of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost and fair value of $420,000 and $302,000, respectively. We also had a government agency security with amortized cost of $981,000 and fair value of $1,012,000.  Weighted average yield of the securities portfolio at December 31, 2008 was 3.3%

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of	As of
(000's)	June 30, 2009	December 31, 2008
Commercial and industrial	$82,573	$81,342
Consumer installment	2,295	3,799
Real estate — mortgage	26,032	20,543
Real estate — construction	10,338	19,481
Other	107	12
Total loans	121,345	125,177

Less allowance for loan losses	1,648	1,638
Less deferred loan fees	146	146
Total net loans	$119,551	$123,393

As of June 30, 2009 and December 31, 2008, our total net loans were $119.6 million and $123.4 million, respectively. Total loans, net of reserves and deferred fees, as a percentage of total assets were 85.7% as of June 30, 2009, and 90.6% as of December 31, 2008.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients businesses. At June 30, 2009 and December 31, 2008, commercial loans totaled $82.6 million and $81.3 million, representing approximately 68.0% and 65.0% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At June 30, 2009 and December 31, 2008, consumer loans totaled $2.3 million and $3.8 million, approximately 1.9% and 3.0% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and short-term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Short-term mortgage loans are typically secured by commercial properties occupied by the borrower; typically have terms of three to ten years with both fixed and floating rates. At June 30, 2009 and December 31, 2008, real estate loans totaled $37.3 million and $40.0 million, approximately 30.7% and 32.0% of our total loans, respectively. The decline in real estate loans is primarily due to reductions in the construction loan portfolio as a result of loans paying at or before maturity.  Additionally, current economic conditions have resulted in fewer requests from credit worthy borrowers.  The $9.1 million reduction in real estate construction loans was partially offset by a $5.5 million increase in borrower occupied commercial mortgages.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2009, our commercial loan portfolio included $75.3 million of loans, approximately 62.1% of our total funded loans, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of June 30, 2009:

	As of June 30, 2009
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial *	$13,563	$11,016	$8,624	$49,092	$278	$82,573
Consumer installment	431	973	-	891	-	2,295
Real estate — mortgage	8,731	7,205	342	7,857	1,898	26,033
Real estate — construction*	9,627	710	-	-	-	10,337
Other	107	-	-	-	-	107
Total	$32,459	$19,904	$8,966	$57,840	$2,176	$121,345

*Includes nonaccrual and other loans at June 30, 2009.

Nonperforming Loans and Assets

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (“OREO”), and other repossessed assets. The impact of foreclosures and distressed sales is impacting the value of real estate and the overall economy broadly. This economic downturn has affected our real estate portfolio. As of June 30, 2009, we had no loans 90 days or more past due and still accruing interest, $3.4 million in loans on nonaccrual status and $562,000 in OREO. At December 31, 2008, we had $1.3 million of 90 days or more past due and still accruing interest, $3.3 million in loans on nonaccrual status and no OREO.  Total nonperforming assets as of June 30, 2009 was $4.0 million, down 13% compared to $4.6 million as of December 31, 2008.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At June 30, 2009 the Company had $6.5 million in special mention loans, $9.7 million in substandard loans and no loans classified as doubtful, compared to $8.2 million in special mention loans, $4.8 million in substandard loans and no loans classified as doubtful loans at December 31, 2008.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.6 million, or 1.4% of total funded loans, at June 30, 2009, compared to 1.3% at December 31, 2008.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. With the current downturn in the economy, charge-offs in our portfolio have increased. We had charge-offs of $157,000 and recoveries of $9,000 during the six months ended June 30, 2009. During the year ended December 31, 2008, we had charge-offs of $451,000 and recoveries of $72,000.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses. Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. The current downturn in the economy or higher unemployment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination

(000's)	As of June 30, 2009		As of December 31, 2008
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,121	68.0%	$1,064	65.0%
Consumer installment	33	2.0%	49	3.0%
Real estate — mortgage	354	21.5%	269	16.4%
Real estate — construction	140	8.5%	256	15.6%
Total allowance for loan losses	$1,648	100.0%	$1,638	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $1.0 million at June 30, 2009 and $1.2 million at December 31, 2008.

Deposits

Deposits are our primary source of funding. Total average deposits at June 30, 2009 and December 31, 2008 were $113.9 million and $135.9 million, respectively, representing a decrease of $22.0 million, or 16.2%, during the six month period ending June 30, 2009. We continue to seek ways to attract additional deposits. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	For the six months ended
(000's)	June 30, 2009			June 30, 2008
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$10,090	8.9%	0.0%	$13,927	10.1%	0.0%
NOW accounts	1,817	1.6%	0.8%	1,823	1.3%	1.1%
Money market accounts	45,142	39.6%	1.6%	46,900	33.9%	2.9%
Savings accounts	186	.2%	1.2%	156	0.1%	1.4%
Certificates of deposit, less than $100,000	19,612	17.2%	4.4%	28,390	20.5%	5.1%
Certificates of deposit, $100,000 or greater	37,090	32.5%	4.6%	47,139	34.1%	5.1%

Total deposits	$113,937	100.00%	3.2%	$138,335	100.00%	4.2%

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	June 30, 2009	December 31, 2008
Three months or less	$2,765	$3,345
Over three months through 12 months	15,753	7,557
Over one year through three years	16,308	21,031
Over three years	3,057	5,307

Total	$37,883	$37,240

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at June 30, 2009. See Note 14 to the financial statements included in this report. In addition to the on balance sheet liquidity available, the Bank has a line of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provides us with a source of off-balance sheet liquidity. As of June 30, 2009, our established credit line with the Federal Home Loan Bank was $17.1 million, or 12.2% of assets, of which $17.0 million was utilized. As of June 30, 2009, our established credit line with the Federal Reserve Bank was $23.9 million, or 17.2% of assets, of which $7.0 million was utilized. We also have access to federal funds purchased for $5.1 million or 3.6% of assets. Additionally, we serve as trustee or custodian for $84.4 million in cash deposits held in a Blackrock money market mutual fund, of which approximately $49.8 million could be held at the Bank fully insured by the FDIC.

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

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "Order") with the Office of the Comptroller of the Currency (the "OCC"). The Stipulation and the Order were based on the OCC's findings during its examination as of September 30, 2007. As part of the Order, the Bank has agreed to strengthen its Bank Secrecy Act ("BSA") internal controls, revise and implement changes to its internal BSA audit program, maintain specific capital ratios and correct any violations of law. Regardless of the Bank’s capital position, the requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements, irrespective of the Bank’s actual capital ratios. The Bank has been in compliance with this requirement.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(000's)	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of June 30, 2009
Total Capital (to Risk Weighted Assets)	$16,248	13.89%	$9,356	≥	8.00%	$11,695	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	14,784	12.64%	4,678	≥	4.00%	7,017	≥	6.00%

Tier 1 Capital (to Average Assets)	14,784	9.47%	6,244	≥	4.00%	7,806	≥	5.00%

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$14,400	12.05%	$9,558	≥	8.00%	$11,947	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,905	10.80%	4,779	≥	4.00%	7,168	≥	6.00%

Tier 1 Capital (to Average Assets)	12,905	9.21%	5,603	≥	4.00%	7,004	≥	5.00%

Liquidity Management

At June 30, 2009, the Company (excluding the Bank) had approximately $390,000 in cash proceeds, which includes $108,000 of initial shareholder warrant and option exercises. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated.

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

At June 30, 2009, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $3.4 million and $15,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $28.6 million at June 30, 2009.

The Bank’s significant contractual obligations and other potential funding needs at June 30, 2009 consist of:

	As of June 30, 2009
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$291	$588	$443	$179

Certificates of deposit	$28,611	$23,074	$5,107	$-

The Bank had cash and cash equivalents of $9.5 million, or 6.8% of total assets, at June 30, 2009. In addition to the on balance sheet liquidity available, the Bank has a line of credit with the FHLB and the FRB, which provides the Bank with a source of off-balance sheet liquidity. As of June 30, 2009, the Bank’s established credit line with the FHLB was $17.1 million or 12.2% of assets, of which $17.0 million was utilized.  The established credit line with the FRB was $23.9 million, or 17.2% of assets, of which $5.0 million was utilized at June 30, 2009.  The Bank also has access to federal funds purchased for $5.1 million or 3.6% of assets.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of June 30, 2009, the loan to deposit ratio was 122%.  Although this deposit ratio is high, it is not reflective of the Bank’s liquidity position.  With the low rates available from the Federal Home Loan Bank and the Federal Reserve Bank ranging from 0.10% to 0.50% and money market deposits available to the Bank through the Bank’s Trust department, the Bank is able to move higher rate deposits to alternate trust investment funds and replace them with lower rate borrowed funds from the Federal Home Loan Bank and Federal Reserve Bank.  With additional advances available from the Federal Home Loan Bank and Federal Reserve Bank and the money market deposits available through the Bank’s Trust department, the Bank has off-balance sheet liquidity available of no less than 40% of total assets as of June 30, 2009.  We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer/acting co-principal financial officer and acting co-principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the principal executive officer/acting co-principal financial officer and acting co-principal financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our principal executive officer/acting co-principal financial officer and acting co-principal financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Shareholders of the Bank was held at Bent Tree Country Club, 5201 Westgrove Drive, Dallas, Texas 75248 on June 24, 2009.

Routine items included the election of fifteen directors, and the vote was as set forth below.

Nominee	Votes For	Votes Against	Votes Withheld
Patrick Adams	1,189,356	0	4,000
Stanley Allred	1,189,356	0	4,000
Dan Basso	1,189,356	0	4,000
Frankie Basso	1,189,356	0	4,000
David Carstens	1,189,356	0	4,000
Ron Denheyer	1,189,356	0	4,000
Patrick Howard	1,188,356	0	5,000
Steven Jones	1,183,706	0	9,650
Eric Langford	1,189,356	0	4,000
Steven Lugar	1,189,356	0	4,000
Charles Mapes	1,189,356	0	4,000
Thomas McDougal	1,189,356	0	4,000
Cyvia Noble	1,189,356	0	4,000
Anthony Pusateri	1,189,356	0	4,000
Gordon Youngblood	1,189,356	0	4,000

In addition, the shareholders of the Company ratified the appointment of Weaver & Tidwell, LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009 with 1,191,356 shares voting in favor, 0 shares voting against, and 2,000 shares abstaining from voting.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Bylaws of Registrant (1)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer and Acting Co-Principal Financial Officer.

31.2	Rule 13a-14(a) Certification of Acting Co-Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 and as amended on June 11, 2007 (file no. 333-111153).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Date: August 14, 2009	By:	/s/ Patrick G. Adams

Patrick G. Adams President and Chief Executive Officer Principal Executive Officer Acting Co-Principal Financial Officer

Date: August 14, 2009	By:	/s/ Ken Bramlage

Ken Bramlage Vice President and Controller Acting Co-Principal Financial Officer