Form 10-Q
period 2009-09-30
T Bancshares, Inc.
filed 2009-11-13
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the issuer’s Common Stock as of November 13, 2009, was 1,941,305 shares.

Transitional Small Business Disclosure Format (check one)   Yes  ☐ No  ☒

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000's)	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Cash and due from banks	$1,662	$1,242
Federal funds sold	9,190	7,215
Total cash and cash equivalents	10,852	8,457

Securities available for sale at estimated fair value	5,257	-
Securities held to maturity at amortized cost	854	981
Securities, restricted	1,240	722
Total investment securities	7,351	1,703

Loans, net of allowance for loan losses of $1,787 and $1,638, respectively	119,610	123,393
Bank premises and equipment, net	893	1,169
Other assets	2,885	1,528

Total assets	$141,591	$136,250

LIABILITIES

Demand Deposits:
Noninterest-bearing	$7,121	$10,077
Interest-bearing	41,742	42,407
Time deposits $100,000 and over	41,953	37,240
Other time deposits	17,575	21,372
Total deposits	108,391	111,096

Borrowed Funds	18,000	10,500
Other liabilities	924	860

Total liabilities	127,315	122,456

Shareholders' Equity

Common Stock, $0.01 par value; 10,000,000 shares authorized; 1,941,305 and 1,703,801 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	19	17
Additional paid-in capital	18,511	16,915
Retained deficit	(4,263)	(3,138)
Accumulated other comprehensive income	9	-

Total shareholders' equity	14,276	13,794

Total liabilities and shareholders' equity	$141,591	$136,250

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's) except earnings per share	2009	2008	2009	2008

Interest Income

Loan, including fees	$2,047	$2,323	$6,179	$7,294
Securities, restricted	42	15	97	39
Federal funds sold	45	77	106	271
Total interest income	2,134	2,415	6,382	7,604
Interest Expense

Deposits	831	1,261	2,470	3,871
Borrowed funds	7	-	42	-
Total interest expense	838	1,261	2,512	3,871

Net interest income	1,296	1,154	3,870	3,733
Provision for loan losses	1,085	177	1,243	476

Net interest income after provision for loan losses	211	977	2,627	3,257

Noninterest Income

Trust income	1,769	2,298	4,950	7,970
Service fees	32	27	78	80
Total noninterest income	1,801	2,325	5,028	8,050

Noninterest Expense

Salaries and employee benefits	757	762	2,363	2,279
Occupancy and equipment	314	280	996	978
Trust consulting services	1,503	2,023	4,253	6,974
Professional fees	91	167	307	513
Data processing	71	94	210	270
Other	207	199	651	566
Total noninterest expense	2,943	3,525	8,780	11,580

Net Loss	$(931)	$(223)	$(1,125)	$(273)

Loss per common share:
Basic	(0.48)	(0.13)	(0.58)	(0.16)
Diluted	(0.48)	(0.13)	(0.58)	(0.16)

Weighted average common shares outstanding	1,941,305	1,703,801	1,934,345	1,703,801
Weighted average diluted shares outstanding	1,941,305	1,703,801	1,934,345	1,703,801

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2008	$17	$16,819	$(2,710)	$-	$14,126

Comprehensive loss:
Net loss — YTD			(273)		(273)
Total comprehensive loss					(273)

Stock based compensation		60			60
BALANCE, September 30, 2008	$17	$16,879	$(2,983)	$-	$13,913

BALANCE, January 1, 2009	$17	$16,915	$(3,138)	$-	$13,794

Comprehensive loss:
Net loss — YTD			(1,125)		(1,125)
Change in accumulated gain on securities available for sale				9	9
Total comprehensive loss					(1,116)

Net proceeds from rights offering	2	1,519			1,521
Stock based compensation		77			77
BALANCE, September 30, 2009	$19	$18,511	$(4,263)	$9	$14,276

See accompanying notes to consolidated financial statements

 T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(000's)	2009	2008
Cash Flows from Operating Activities
Net loss	$(1,125)	$(273)

Adjustments to reconcile net loss to net cash provided by operating activities:

Provision for loan losses	1,243	476
Depreciation and amortization	356	342
Net amortization/(accretion) of securities	36	(16)
Gain on sale of other real estate owned	(1)	-
Stock based compensation	77	60
Net change in other assets	260	(776)
Net change in other liabilities	64	785

Net cash provided by operating activities	910	598

Cash Flows from Investing Activities
Purchase of securities held to maturity	-	(3,003)
Proceeds from principal payments and maturities of securities	1,528	3,000
Purchase of securities available for sale	(6,685)	-
Purchase of securities, restricted, net	(943)	(52)
Proceeds from sale of securities, restricted	425	-
Net change in loans	548	(6,547)
Proceeds from sale of other real estate owned	376	-
Purchases of premises and equipment	(80)	(28)

Net cash used in investing activities	(4,831)	(6,630)

Cash Flows from Financing Activities
Net change in demand deposits	(3,621)	(15,743)
Net change in time deposits	916	7,148
Proceeds from borrowed funds	145,050	-
Repayment of borrowed funds	(137,550)	-
Net proceeds from rights offering	1,521	-

Net cash provided by financing activities	6,316	(8,595)

Net change in cash and cash equivalents	2,395	(14,627)
Cash and cash equivalents at beginning of period	8,457	23,560

Cash and cash equivalents at end of period	$10,852	$8,933

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,498	$3,845
Income taxes	$-	$20
Non-cash transactions:
Transfers from loans to other real estate owned	$1,992	$-

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

Certain reclassifications have been made to the 2008 financial statements from their original presentation to conform with the 2009 financial statement presentation.  These reclassifications had no effect on shareholders’ equity at December 31, 2008 or net loss for the three or nine months ended September 30, 2008.

In preparing these condensed consolidated interim financial statements, the Company has evaluated, for potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through November 13, 2009, the issuance date of these condensed consolidated interim financial statements.  No such transactions or events resulted in additional recognition or disclosure.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

Accounting Standards Codification. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Corporation adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements, except that expanded disclosure has been made as reflected in Note 17.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 17 - Fair Value Measurements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements.

NOTE 3.  LOANS

Loans held in portfolio consisted of the following:

(000's)	September 30, 2009	December 31, 2008
Commercial and industrial	$84,740	$81,342
Consumer installment	2,907	3,799
Real estate — mortgage	24,786	20,543
Real estate — construction	9,108	19,481
Other	-	12

Total loans	121,541	125,177

Less allowance for loan losses	1,787	1,638
Less deferred loan fees	144	146

Net loans	$119,610	$123,393

The change in the allowance for loan losses is as follows:

(000's)	September 30, 2009	September 30, 2008
Balance at beginning of period	$1,638	$1,600
Provision charged to operations	1,243	476
Loans charged off	(1,103)	(451)
Recoveries of loans previously charged off	9	44

Balance at end of period	$1,787	$1,669

At September 30, 2009, there were $4,632,000 of nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest, and at December 31, 2008, there were $3,254,000 of nonaccrual loans and $1,328,000 of loans contractually delinquent over ninety days and still accruing interest.

NOTE 4. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	September 30, 2009
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities Available for Sale:
U.S. Government Agencies	$5,248	$9	$-	$5,257

Securities Held to Maturity:
U.S. Government Agencies	$854	$39	$-	$893

Securities, restricted
Other	$1,240	$-	$-	$1,240

	December 31, 2008
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities Held to Maturity:
U.S. Government Agencies	$981	$31	$-	$1,012

Securities, restricted:
Other	$722	$-	$-	$722

At September 30, 2009 securities with market value of $5.1 million were pledged against borrowed funds at the Federal Home Loan Bank of Dallas, and one security with market value of $1.0 million was pledged against trust deposit balances held at the bank.   Our subsidiary, T Bank, N.A. (the “Bank”), held Federal Reserve Bank of Dallas stock in the amount of $420,000 at September 30, 2009 and December 31, 2008. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $819,900 and $302,400 at September 30, 2009 and December 31, 2008, respectively. Both stocks are carried at cost and are reported as securities, restricted in the table above.

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts has terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at September 30, 2009 and December 31, 2008 were as follows:

(000's)	September 30, 2009	December 31, 2008
Leasehold improvements	$929	$929
Furniture and equipment	1,874	1,794
	2,803	2,723
Less: accumulated depreciation	1,910	1,554
Balance at end of period	$893	$1,169

NOTE 7. OTHER ASSETS

Other assets consisted of the following at September 30, 2009 and December 31, 2008:

(000's)	September 30, 2009	December 31, 2008
Other Real Estate Owned	$1,600	$-
Accounts receivable – trust fees	610	509
Accrued interest receivable	358	472
Prepaid assets	290	267
Capitalized rights offering costs	-	242
Other	27	38
	$2,885	$1,528

Other Real Estate Owned (“OREO”) consists of two properties at September 30, 2009, which are recorded at lower of cost or fair value.  The OREO assets are actively being marketed, and disposal of the asset is anticipated to occur prior to December 31, 2010.

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of September 30, 2009		As of December 31, 2008
Noninterest bearing demand	$7,121	6%	$10,077	9%
Interest bearing demand (NOW)	1,791	2%	1,899	2%
Money market accounts	39,751	37%	40,333	36%
Savings accounts	200	0%	175	0%
Certificates of deposit, $100,000 and greater	41,953	39%	37,240	34%
Certificates of deposit, less than $100,000	17,575	16%	21,372	19%
	$108,391	100%	$111,096	1000%

At September 30, 2009, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2009	$6,265
2010	24,745
2011	17,688
2012	9,004
2013	1,517
2014	309

Total	$59,528

NOTE 9.  BORROWED FUNDS

Borrowed funds as of September 30, 2009 and December 31, 2008, were as follows:

(000's)	September 30, 2009	December 31, 2008
Federal Home Loan Bank Advance	$18,000	$-
Federal Reserve Bank Advance	-	10,500
Total	$18,000	$10,500

At September 30, 2009, borrowed funds consisted of loans of $18.0 million from the Federal Home Loan Bank. The Federal Home Loan Bank advance had a rate of .08% and a twenty-eight day term, which matured on October 28, 2009 and was renewed with similar terms.  There were no outstanding borrowed funds with the Federal Reserve Bank at September 30, 2009. The Company has a $21.3 million credit line with the Federal Reserve Bank, which is secured by $31.3 million in pledged commercial and industrial loans, and $18.1 million credit line with the Federal Home Loan Bank which is secured by $16.4 million in pledged real estate loans and $5.0 million in securities.

NOTE 10. OTHER LIABLITIES

Other liabilities comprised the following at September 30, 2009 and December 31, 2008:

(000's)	September 30, 2009	December 31, 2008
Trust Advisor Fees Payable	$514	$453
Interest Payable	138	125
Audit Fees	4	97
Incentive Compensation	85	67
Legal	44	-
Franchise & Property Taxes	28	37
Other Accruals	111	81
	$924	$860

NOTE 11. INCOME TAXES

No federal income tax expense has been recorded for the quarter ended September 30, 2009, as net operating losses are being used to offset taxable income. Based upon the Company’s limited operating history, the federal income tax benefit of these losses has a valuation allowance equal to the amount of the benefit. As of December 31, 2008, the Company had net tax operating loss carry forwards of approximately $760,000 that will ultimately expire in 2028 if not used. This amount is lower than the losses reflected in the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 12. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The plan authorizes the granting of options to purchase up to 260,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors. As of September 30, 2009, options to purchase a total of 195,500 had been issued with a weighted average exercise price of $10.03. As of December 31, 2008, options to purchase a total of 205,500 had been issued with a weighted average exercise price of $9.87. These options vest through December 2013. These options could potentially dilute earnings per share, but were not included in the earnings (loss) per share computations because their effect was anti-dilutive for the three and nine months ended September 30, 2009 and 2008.

Effective January 1, 2006, the Company adopted FASB ASC Topic 718 using the modified-prospective-transition method. Under this method, prior periods are not restated. Also, under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date estimated fair value, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Company’s stock option plan at September 30, 2009:

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the year	205,500	$9.87
Granted	-	-
Exercised	-	-
Expired / forfeited	10,000	6.75

Outstanding at end of period	195,500	$10.03
Exercisable at end of period	126,700	$10.25
Available for grant at end of period	53,500

The weighted average remaining contractual life of options outstanding at September 30, 2009 was 6.6 years.

The following is a summary of the Company’s nonvested options at September 30, 2009:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2009	88,700	$2.78
Granted	-	-
Vested	9,900	3.76
Forfeited	10,000	2.01

Nonvested at September 30, 2009	68,800	$2.75

As of September 30, 2009, there was approximately $174,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements to be recognized over the vesting period.

NOTE 13. STOCK WARRANTS

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at September 30, 2009. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the nine months ended September 30, 2009, no warrants were exercised.

There were no additional warrants issued during the nine months ended September 30, 2009.  The outstanding warrants could potentially dilute earnings per share, but were not included in the earnings (loss) per share computations because their effect was anti-dilutive for the respective three and nine months ended September 30, 2009 and 2008.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2009, the Company had commitments to extend credit and standby letters of credit of approximately $5.0 million and $15,000, respectively. At December 31, 2008, the Company had commitments to extend credit and standby letters of credit of approximately $6.5 million and $12,000, respectively.

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

The Company is involved in various regulatory inspections, inquiries, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain, and it is possible that an unfavorable resolution of these matters, will adversely affect the Company, its results of operations, financial condition and cash flows.  The Company’s regular practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when payment is probable.

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

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "Order") with the Office of the Comptroller of the Currency (the "OCC"). The Stipulation and the Order were based on the OCC's findings during its examination as of September 30, 2007. As part of the Order, the Bank has agreed to strengthen its Bank Secrecy Act ("BSA") internal controls, revise and implement changes to its internal BSA audit program, maintain specific capital ratios and correct any violations of law. Therefore, regardless of the Bank’s capital position, the requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of September 30, 2009. The capital ratios required by the Order are 11.5% Total Capital to Risk Weighted Assets and 9.00% Tier 1 Capital to Average Assets. As of September 30, 2009, the Bank was not compliant with the 9.00% Tier 1 Capital to Average Assets requirement.  However, the Bank’s Tier 1 Capital to Actual Assets ratio as of September 30, 2009 was 9.82%.

To be categorized as well-capitalized under prompt corrective action provisions, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2009
Total Capital (to Risk Weighted Assets)	$15,363	13.16%	$9,338	>	8.00%	$11,672	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,900	11.91%	4,669	>	4.00%	7,003	>	6.00%

Tier 1 Capital (to Average Assets)	13,900	8.62%	6,453	>	4.00%	8,066	>	5.00%

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$14,400	12.05%	$9,558	>	8.00%	$11,947	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,905	10.80%	4,779	>	4.00%	7,168	>	6.00%

Tier 1 Capital (to Average Assets)	12,905	9.21%	5,603	>	4.00%	7,004	>	5.00%

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(000's)	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$376	$333
Due from subsidiary	-	333
Capitalized servicing rights	-	242
Investment in subsidiary	13,909	12,905

Total Assets	$14,285	$13,813

LIABILITIES AND CAPITAL
Other Liabilities	9	19
Capital	14,276	13,794

Total Liabilities and Capital	$14,285	$13,813

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2009	2008	2009	2008

Equity in income (loss) from subsidiary	$(884)	$(195)	$(1,005)	$(92)

Noninterest expense:
Professional and administrative	17	14	43	121
Stock based compensation	28	14	77	60
Total noninterest expenses	45	28	120	181

Net loss	$(931)	$(223)	$(1,125)	$(273)

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(000's)	2009	2008
Cash Flows from Operating Activities
Net loss	$(1,125)	$(273)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in (earnings) loss of Bank	1,005	92
Stock based compensation	77	60
Net change in other assets	333	(85)
Net change in other liabilities	(10)	-
Net cash provided (used) by operating activities	280	(206)

Cash Flows from Investing Activities
Proceeds from sale of premises and equipment	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Net proceeds from rights offering	1,763	-
Contribution to bank	(2,000)	-
Net cash used in financing activities	(237)	-

Net change in cash and cash equivalents	43	(206)
Cash and cash equivalents at beginning of period	333	743

Cash and cash equivalents at end of period	$376	$537

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

NOTE 17. Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes financial and nonfinancial assets measured at fair value as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. government agencies and corporations	$—	$5,257	$—	$5,257
Other Assets:
OREO	—	1,600	—	1,600

Non-financial assets measured at fair value on a non-recurring basis include OREO. Certain OREO assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the OREO asset. The fair value of an OREO asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data.  In connection with the measurement and initial recognition of the OREO assets, the Company recognized charge-offs of the allowance for loan losses totaling $1.1 million, which has been recorded on the consolidated statement of income through the provision for loan losses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of September 30, 2009 and December 31, 2008, and our consolidated results of operations for the three months and nine months ended September 30, 2009 and 2008. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, including the following:

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

•
we may face additional regulatory scrutiny or further administrative actions based on a prior relationship with a customer, which could adversely and materially affect our financial performance and prospects;

•	we compete in an industry that continually experiences technological change, and we may not be able to compete effectively with other banking institutions with greater resources;

•	the Bank’s current legally mandated lending limits are lower than those of our competitors, which may impair our ability to attract borrowers;

•	further economic deterioration and continued rising unemployment both nationally and affecting our primary service area may have an adverse effect on our financial performance;

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

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake and the neighboring Texas communities. As of September 30, 2009, we had, on a consolidated basis, total assets of $141.6 million, net loans of $119.6 million, total deposits of $108.4 million, and shareholders’ equity of $14.3 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.  We also have a loan production office located at 850 E. State Highway 114, Suite 200, Southlake, Texas.

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

The following discussion focuses on our financial condition at September 30, 2009 and December 31, 2008, and our results of operations for the three and nine months ended September 30, 2009 and 2008.

Recent Developments

We recently withdrew our application for funds submitted in connection with the TARP Capital Purchase Program due to the volatile political climate surrounding this program as well as continually evolving rules and regulations which affect recipients.  The U.S. Treasury Department had not yet made a decision on the application.

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

The following tables present the changes in net interest income and identify the changes due to differences in the average volume of earning assets and interest–bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities.  The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Number of Days	Total
Federal Funds Sold	$(52)	$19	$-	$(33)
Securities	(5)	33	-	28
Loans, net of reserve (1)	(53)	(223)	-	(276)

Total earning assets	(110)	(171)	-	(281)

NOW	(1)	1	-	-
Money Market	(151)	30		(121)
Certificates of deposit $100,000 or less	(42)	(122)	-	(164)
Certificates of deposit $100,000 or more	(49)	(96)	-	(145)
Borrowed Funds	-	7	-	7

Total Interest-bearing liabilities	(243)	(180)	-	(423)

Changes in net interest income	$133	$9	$-	$142

	Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Number of Days	Total
Federal Funds Sold	$(193)	$29	$(1)	$(165)
Securities	(9)	67	-	58
Loans, net of reserve (1)	(503)	(588)	(24)	(1,115)

Total earning assets	(705)	(492)	(25)	(1,222)

NOW	(4)	-	-	(4)
Money Market	(462)	25	(3)	(440)
Certificates of deposit $100,000 or less	(137)	(314)	(3)	(454)
Certificates of deposit $100,000 or more	(171)	(327)	(6)	(504)
Borrowed Funds	-	43	-	43

Total Interest-bearing liabilities	(774)	(573)	(12)	(1,359)

Changes in net interest income	$69	$81	$(13)	$137

(1) Average loans include loans on non-accrual status.

Net interest income for the three months ended September 30, 2009 increased $142,000, or 12.3%, compared to the same period in the prior year.  The increase was due primarily to a decline in the average interest yield for interest-bearing liabilities, which was partially offset by a decrease in average interest yield for interest-earning assets.

Total interest income for the three months ended September 30, 2009 decreased $281,000, or 11.6%, compared to the same period in 2008. For the three month period ended September 30, 2009, the average interest yield for interest-earning assets fell to 5.3%, or 14.5%, compared to 6.2% for the same period in 2008. Average earning asset volume increased $4.7 million, or 3.1%, to $156.4 million for the three months ended September 30, 2009, compared to $151.7 million for the same period in the prior year.

Total interest expense for the three months ended September 30, 2009 decreased $423,000, or 33.5%, compared to the same period in 2008. For the three month-period ended September 30, 2009, the average interest yield for interest-bearing liabilities fell to 2.4%, or 38.5%, compared to 3.9% for the same period in 2008. Average interest bearing deposit volume fell $8.6 million, or 6.7%, to $118.7 million for the three months ended September 30, 2009, compared to $127.3 million for the same period in 2008. Average non-interest bearing deposits fell $5.3 million, or 36.5%, to $9.3 million for the three months ended September 30, 2009, compared to $14.6 million for the same period in 2008. However, the decrease in deposits was offset by the use of borrowed funds.  Borrowed funds averaged $17.8 million and had an average rate of 0.2% for the three months ended September 30, 2009, compared to no borrowed funds in the same period in 2008.

Net interest income for the nine months ended September 30, 2009 increased $138,000, or 3.7%, compared to the same period in the prior year.  The increase was due to a decline in both the average interest yield and volume for interest-bearing liabilities, which was partially offset by both a decrease in average interest yield and volume for interest-earning assets.

Total interest income for the nine months ended September 30, 2009 decreased $1.2 million, or 16.1%, compared to the same period in 2008.  For the nine month period ended September 30, 2009, the average interest yield for interest-earning assets fell to 5.7%, or 16.2%, compared to 6.8% for the same period in 2008. Average earning asset volume decreased $1.2 million, or 0.8%, to $147.9 million for the nine months ended September 30, 2009, compared to $149.1 million for the same period in the prior year.

Total interest expense for the nine months ended September 30, 2009 decreased $1.4 million, or 35.1%, compared to the same period in 2008. For the nine month period ended September 30, 2009, the average interest yield for interest-bearing liabilities fell to 2.6%, or 36.6%, compared to 4.1% for the same period in 2008. Average interest bearing deposit volume fell $16.5 million, or 13.2%, to $108.9 million for the nine months ended September 30, 2009, compared to $125.4 million for the same period in 2008. Average non-interest bearing deposits fell $4.3 million, or 30.7%, to $9.8 million for the nine months ended September 30, 2009, compared to $14.2 million for the same period in 2008. However, the decrease in deposits was offset by the use of borrowed funds.  Borrowed funds averaged $18.3 million and had an average rate of 0.3% for the nine months ended September 30, 2009, compared to no borrowed funds in the same period in 2008.

Key Performance Indicators at September 30, 2009

The following were key indicators of our performance and results of operations through the first three quarters of 2009:

•	total assets increased to $141.6 million at the end of the third quarter of 2009, representing an increase of $5.4 million, or 3.9%, from $136.2 million at the end of 2008;

•
total loans, net of allowance for loan losses, decreased to $119.6 million at the end of the third quarter of 2009, representing a decrease of  $3.8 million, or 3.1%, from $123.4 million at the end of 2008;

•	total deposits decreased to $108.4 million at the end of the third quarter of 2009, representing a decrease of $2.7 million, or 2.4%, from $111.1 million at the end of 2008;

•	total revenue was $11.4 million for the nine months ended September 30, 2009, compared to $15.7 million for the same period in the prior year, representing a decrease of 27.1%, or $4.3 million.

•
For the nine months ended September 30, 2009, total additions to the provision for loan losses were $1.243 million compared to $476 thousand for the same period last year. The increase was primarily related to three loans which were partially or fully charged off in September, 2009.

•	net loss was $1.1 million for the nine months ended September 30, 2009, compared to net loss of $273,000 for the same period in the prior year.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three and nine months ended September 30, 2009 and 2008.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended September 30,
	2009			2008
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve	$121,128	$2,047	6.6%	$134,341	$2,323	6.8%
Federal funds sold	28,268	45	0.6%	15,796	77	1.9%
Securities	7,049	42	2.3%	1,570	15	3.6%
Total earning assets	156,445	2,134	5.3%	151,707	2,415	6.2%
Cash and other assets	4,863			4,534
Total assets	$161,308			$156,241

Interest-bearing liabilities
NOW accounts	$1,993	$4	0.7%	$1,710	$4	1.0%
Money market accounts	57,821	164	1.1%	47,249	285	2.4%
Savings accounts	212	1	0.9%	166	1	1.5%
Certificates of deposit less than $100,000	18,056	197	4.3%	29,173	361	4.9%
Certificates of deposit $100,000 or greater	40,647	465	4.5%	49,005	610	4.9%
Total interest bearing deposits	118,729	831	2.8%	127,303	1,261	3.9%
Borrowed funds	17,812	7	0.2%	-	-
Total interest bearing liabilities	136,541	838	2.4%	127,303	1,261	3.9%
Noninterest bearing deposits	9,307			14,654
Other liabilities	664			1,161
Stockholders equity	14,796			13,123
Total liabilities and stockholders' equity	$161,308			$156,241

Net interest income		1,296			1,154
Net interest spread			2.9%			2.3%
Net interest margin			3.3%			3.0%

Provision for loan loss		1,085			177
Non-interest income		1,801			2,325
Non-interest expense		2,943			3,525
Loss before income taxes		(931)			(223)
Income taxes expense (benefit)		-			-
Net loss		$(931)			$(223)

Earnings (loss) per share		(0.48)			(0.13)
Return on average equity		(6.29)%			(1.49)%
Return on average assets		(0.58)%			(0.12)%
Equity to assets ratio		9.17%			8.40%

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Nine Months Ended September 30,
	2009			2008
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve	$120,975	$6,179	6.7%	$132,304	$7,294	7.4%
Federal funds sold	21,845	106	0.6%	15,305	271	2.0%
Securities	5,114	97	2.5%	1,547	39	3.4%
Total earning assets	147,934	6,382	5.7%	149,156	7,604	6.8%
Cash and other assets	4,348			4,610
Total assets	$152,282			$153,766

Interest-bearing liabilities
NOW accounts	$1,876	$10	0.7%	$1,785	$14	1.0%
Money market accounts	49,415	515	1.4%	47,017	956	2.7%
Savings accounts	195	2	1.1%	159	2	1.4%
Certificates of deposit less than $100,000	19,088	625	4.4%	28,654	1,086	5.1%
Certificates of deposit $100,000 or greater	38,288	1,318	4.6%	47,768	1,813	5.1%
Total interest bearing deposits	108,862	2,470	3.0%	125,383	3,871	4.1%
Borrowed funds	18,308	42	0.3%	-	-
Total interest bearing liabilities	127,170	2,512	2.6%	125,383	3,871	4.1%
Noninterest bearing deposits	9,826			14,171
Other liabilities	656			1,005
Stockholders equity	14,630			13,207
Total liabilities and stockholders' equity	$152,282			$153,766

Net interest income		3,870			3,733
Net interest spread			3.1%			2.7%
Net interest margin			3.5%			3.2%

Provision for loan loss		1,243			476
Non-interest income		5,028			8,050
Non-interest expense		8,780			11,580
Loss before income taxes		(1,125)			(273)
Income taxes expense (benefit)		-			-
Net loss		$(1,125)			$(273)

Earnings (loss) per share		(0.58)			(0.16)
Return on average equity		(7.69)%			(2.76)%
Return on average assets		(7.39)%			(0.24)%
Equity to assets ratio		9.61%			8.59%

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The provision for loan losses totaled $1.1 million and $1.2 million for the three and nine months ended September 30, 2009, compared to $177,000 and $476,000 for the three and nine months ended September 30, 2008. The provision amounts are directly related to loan volumes. We had charge-offs of $1.1 million and recoveries of $9,000 during the nine months ended September 30, 2009.  We had charge-offs of $451,000 and recoveries of $44,000 during the nine months ended September 30, 2008.

Non-interest Income

Non-interest income was primarily attributable to fee income generated by the Company for trust services and service charges on depository accounts.

Total non-interest income decreased $524,000, or 22.5%, to $1.8 million for the three months ended September 30, 2009, compared to $3.5 million for the same period in the prior year. The decrease is directly attributable to a decline in trust income.

Total non-interest income decreased $3.0 million, or 37.5%, to $5.0 million for the nine months ended September 30, 2009, compared to $8.0 million for the same period in the prior year. The decrease is directly attributable to a decline in trust income.

Trust income is earned on the value of managed and non-managed assets held in custody.  For the three and nine months ended September 30, 2009, trust income totaled $1.8 million and $4.9 million, respectively, compared to $2.3 million and $8.0 million, respectively, for the same period in the prior year.  The decrease in trust income is directly attributable to the general decline in the market values of assets in trust accounts on which the fees are based.

Service fees were $32,000 and $78,000 for the three and nine months ended September 30, 2009, respectively, compared to $27,000 and $80,000 for the same periods in the prior year.

Noninterest Expense

Total non-interest expense decreased $583,000, or 16.5%, to $2.9 million for the three months ended September 30, 2009, respectively, compared to $2.5 million for the same period in the prior year.

Salaries and employee benefits decreased $5,000, or 0.7%, to $757,000 for the three months ended September 30, 2009, compared to $762,000 for the same period in the prior year.  The decrease is attributable to a reduction of full-time equivalent employees during the third quarter of 2009.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.  For the three months ended September 30, 2009, occupancy and equipment expense increased $34,000, or 12.1%, to $314,000, compared to $280,000 for the same period in the prior year.

Trust expenses are advisory fees paid to a fund advisor to manage certain assets held in the trust department and are based on the value of the assets held in custody.  For the three months ended September 30, 2009, trust expenses decreased $521,000, or 25.8%, to $1.5 million, compared to $2.0 million for the same period in the prior year.  Similar to trust income, the decrease in trust expense is directly attributable to the general decline in the market values of assets in trust accounts.

Professional fees decreased $76,000, or 45.6%, to $91,000 for the three months ended September 30, 2009, compared to $167,000 for the same period in the prior year. The decrease was due to lower legal and accounting fees.

Data processing fees decreased $23,000, or 24.5%, to $71,000 for the three months ended September 30, 2009, compared to $94,000 for the same period in the prior year. The decrease was due to lower processing volumes.

Total non-interest expense decreased $2.8 million, or 24.2%, to $8.8 million for the nine months ended September 30, 2009, compared to $11.6 million for the same period in the prior year.

Salaries and employee benefits increased $84,000, or 3.7%, to $2.4 million for the nine months ended September 30, 2009, compared to $2.3 million for the same period in the prior year.  The increase is attributable to adding three individuals to the executive team in 2008.

Occupancy and equipment expense increased $18,000, or 1.8%, to $996,000 for the nine months ended September 30, 2009, compared to $978,000 for the same period in the prior year.

Trust expenses decreased $2.7 million, or 39.0%, to $4.3 million for the nine months ended September 30, 2009, compared to $7.0 million for the same period in the prior year.  Similar to trust income, the decrease in trust expense is directly attributable to the general decline in the market values of assets in trust accounts since September 2008.

Professional fees decreased $206,000, or 40.2%, to $307,000 for the nine months ended September 30, 2009, compared to $513,000 for the same period in the prior year. The decrease was due to lower legal and accounting fees.

Data processing fees decreased $60,000, or 22.2%, to $210,000 for the nine months ended September 30, 2009, compared to $270,000 for the same period in the prior year. The decrease was due to lower processing volumes.

Income Taxes

No federal income tax expense was recorded for the three and nine months ended September 30, 2009, due to available operating losses to offset taxable income.  Based upon the Company’s limited operating history, the federal tax benefit of these losses has a valuation allowance equal to the benefit.  Cumulative net operating loss available to carry forward for tax purposes was approximately $760,000 as of December 31, 2008.

Financial Condition

Our total assets as of September 30, 2009 were $141.6 million, compared to $136.2 million as of December 31, 2008. Deposits were $108.4 million as of September 30, 2009, compared to $111.1 million as of December 31, 2008. Borrowed funds as of September 30, 2009 were $18.0 million, compared to $10.5 million as of December 31, 2008.  The increase in borrowed funds and the corresponding decrease in deposits is a result of the Company replacing higher cost deposits on a short term basis with lower rate advances from the Federal Reserve Bank and the Federal Home Loan Bank.

As of September 30, 2009, our shareholders’ equity was $14.3 million, compared to $13.8 million as of December 31, 2008.  The $482,000 million increase in equity is due to net proceeds of $1.5 million raised in rights offering completed at the beginning of 2009, partially offset by the $1.1 million loss recognized through the first nine months of 2009.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At September 30, 2009, we had $9.2 million in federal funds sold. At December 31, 2008, we had $7.2 million in federal funds sold. Federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

At September 30, 2009, our securities included Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost of $420,000 and $819,900, respectively, with an estimated fair value that approximated cost. The increase in Federal Home Loan Bank of Dallas stock, as compared to $302,000 as of December 31, 2008, was to facilitate additional borrowings from the Federal Home Loan Bank of Dallas. We also had government agency securities with amortized cost and fair value of $6.1 million. Weighted average yield of the securities portfolio at September 30, 2009 was 2.5%.  Securities with market value of $5.1 million were pledged against borrowed funds at the Federal Home Loan Bank of Dallas, and one security with market value of $1.0 million was pledged against trust deposit balances held at the bank.

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

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of	As of
(000's)	September 30, 2009	December 31, 2008
Commercial and industrial	$84,740	$81,342
Consumer installment	2,907	3,799
Real estate — mortgage	24,786	20,543
Real estate — construction	9,108	19,481
Other	-	12
Total loans	121,541	125,177

Less allowance for loan losses	1,787	1,638
Less deferred loan fees	144	146
Total net loans	$119,610	$123,393

As of September 30, 2009 and December 31, 2008, our total net loans were $119.6 million and $123.4 million, respectively. Total loans, net of reserves and deferred fees, as a percentage of total assets were 84.5% as of September 30, 2009, and 90.6% as of December 31, 2008. The decrease is the combined result of softening overall loan demand in our local market as well as our strategy to reduce the risk in the loan portfolio by reducing overall exposure to real estate construction loans by tightened our underwriting guidelines.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients businesses. At September 30, 2009 and December 31, 2008, commercial loans totaled $84.7 million and $81.3 million, representing approximately 69.7% and 65.0% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At September 30, 2009 and December 31, 2008, consumer loans totaled $2.9 million and $3.8 million, approximately 2.4% and 3.0% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and short-term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Short-term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At September 30, 2009 and December 31, 2008, real estate loans totaled $33.9 million and $40.0 million, approximately 30.7% and 32.0% of our total loans, respectively. The decline in real estate loans is primarily due to reductions in the construction loan portfolio as a result of loans paying at or before maturity.  Additionally, current economic conditions have resulted in fewer requests from credit worthy borrowers.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2009, our commercial loan portfolio included $78.6 million of loans, approximately 64.6% of our total funded loans, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of September 30, 2009:

	As of September 30, 2009
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial *	$13,866	$7,340	$8,441	$54,819	$274	$84,740
Consumer installment	714	1,308	-	885	-	2,907
Real estate — mortgage	5,048	7,296	340	10,222	1,880	24,786
Real estate — construction*	5,359	3,749	-	-	-	9,108
Other	-	-	-	-	-	-
Total	$24,987	$19,693	$8,781	$65,926	$2,154	$121,541

*Includes nonaccrual and other loans at September 30, 2009.

Nonperforming Loans and Assets

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. The impact of foreclosures and distressed sales is impacting the value of real estate and the overall economy broadly. This economic downturn has affected our real estate portfolio. As of September 30, 2009, we had no loans 90 days or more past due and still accruing interest, $4.6 million in loans on nonaccrual status and $1.6 million in OREO. At December 31, 2008, we had $1.3 million of loans 90 days or more past due and still accruing interest, $3.3 million in loans on nonaccrual status and no OREO.  Total nonperforming assets as of September 30, 2009 was $6.2 million, an increase of 34.8% compared to $4.6 million as of December 31, 2008.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At September 30, 2009 the Company had $3.1 million in special mention loans, $11.2 million in substandard loans and no loans classified as doubtful, compared to $8.2 million in special mention loans, $4.8 million in substandard loans and no loans classified as doubtful loans at December 31, 2008.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.8 million, or 1.5% of total funded loans, at September 30, 2009, compared to 1.3% at December 31, 2008.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. With the current downturn in the economy, charge-offs in our portfolio have increased. We had charge-offs of $1.1 million, primarily representing three credits, and recoveries of $9,000 during the nine months ended September 30, 2009. During the year ended December 31, 2008, we had charge-offs of $451,000 and recoveries of $72,000.

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

(000's)	As of September 30, 2009		As of December 31, 2008
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,246	69.7%	$1,064	65.0%
Consumer installment	43	2.4%	49	3.0%
Real estate — mortgage	364	20.4%	269	16.4%
Real estate — construction	134	7.5%	256	15.6%
Total allowance for loan losses	$1,787	100.0%	$1,638	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $893,000 at September 30, 2009 and $1.2 million at December 31, 2008.

Deposits

Deposits are our primary source of funding. Total average deposits at September 30, 2009 and December 31, 2008 were $118.7 million and $135.9 million, respectively, representing a decrease of $17.2 million, or 12.7%, during the nine-month period ended September 30, 2009. We continue to seek ways to attract additional deposits. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	For the nine months ended
(000's)	September 30, 2009			September 30, 2008
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$9,826	8.3%	0.0%	$14,171	10.2%	0.0%
NOW accounts	1,876	1.6%	0.7%	1,785	1.3%	1.0%
Money market accounts	49,415	41.6%	1.4%	47,017	33.7%	2.7%
Savings accounts	195	.2%	1.1%	159	.1%	1.4%
Certificates of deposit, less than $100,000	19,088	16.1%	4.4%	28,654	20.5%	5.1%
Certificates of deposit, $100,000 or greater	38,288	32.2%	4.6%	47,768	34.2%	5.1%

Total deposits	$118,688	100.00%	3.0%	$139,554	100.0%	3.7%

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	September 30, 2009	December 31, 2008
Three months or less	$3,926	$3,345
Over three months through 12 months	16,252	7,557
Over one year through three years	18,362	21,031
Over three years	3,413	5,307

Total	$41,953	$37,240

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at September 30, 2009. See Note 14 to the financial statements included in this report. In addition to the on balance sheet liquidity available, the Bank has a line of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of September 30, 2009, our established credit line with the Federal Home Loan Bank was $18.1 million, or 12.8% of assets, of which $18.0 million was utilized. As of September 30, 2009, our established credit line with the Federal Reserve Bank was $21.3 million, or 15.0% of assets, of which none was utilized. We also have access to federal funds purchased for $5.1 million, or 3.6% of assets. Additionally, we serve as trustee or custodian for $90.7 million in cash deposits held in a Blackrock money market mutual fund, of which approximately $49.6 million could be held at the Bank in deposit accounts fully insured by the FDIC.

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

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "Order") with the Office of the Comptroller of the Currency (the "OCC"). The Stipulation and the Order were based on the OCC's findings during its examination as of September 30, 2007. As part of the Order, the Bank has agreed to strengthen its Bank Secrecy Act ("BSA") internal controls, revise and implement changes to its internal BSA audit program, maintain specific capital ratios and correct any violations of law. Regardless of the Bank’s capital position, the requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements, irrespective of the Bank’s actual capital ratios. The capital ratios required by the Order are 11.5% Total Capital to Risk Weighted Assets and 9.00% Tier 1 Capital to Average Assets.  The Bank has previously been in compliance with this requirement.    As of September 30, 2009, the Bank was not compliant with the 9.00% Tier 1 Capital to Average Assets requirement.  However, the Bank’s Tier 1 Capital to Actual Assets ratio as of September 30, 2009 was 9.82%.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(000's)	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of September 30, 2009
Total Capital (to Risk Weighted Assets)	$15,363	13.16%	$9,338	>	8.00%	$11,672	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,900	11.91%	4,669	>	4.00%	7,003	>	6.00%

Tier 1 Capital (to Average Assets)	13,900	8.62%	6,453	>	4.00%	8,066	>	5.00%

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$14,400	12.05%	$9,558	>	8.00%	$11,947	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,905	10.80%	4,779	>	4.00%	7,168	>	6.00%

Tier 1 Capital (to Average Assets)	12,905	9.21%	5,603	>	4.00%	7,004	>	5.00%

Liquidity Management

At September 30, 2009, the Company (excluding the Bank) had approximately $376,000 in cash proceeds, which includes $108,000 of initial shareholder warrant and option exercises. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated.

The Bank’s liquidity is monitored by its management, the Investment/Asset-Liability Committee and the Board of Directors who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

At September 30, 2009, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $5.0 million and $15,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $29.7 million at September 30, 2009.

The Bank’s significant contractual obligations and other potential funding needs at September 30, 2009 consist of:

	As of September 30, 2009
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$291	$507	$365	$162

Certificates of deposit	$29,721	$24,891	$4,916	$-

The Bank had cash and cash equivalents of $10.9 million, or 7.7% of total assets, at September 30, 2009. In addition to the on-balance sheet liquidity available, the Bank has lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of September 30, 2009, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $18.1, million or 12.8% of assets, of which $18.0 million was utilized.  The established credit line with the Federal Reserve Bank of Dallas was $21.3 million, or 15.0% of assets, of which none was utilized at September 30, 2009.  The Bank also has access to federal funds purchased for $5.1 million, or 3.6% of assets.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of September 30, 2009, the loan to deposit ratio was 112%.  Although this deposit ratio is high, it is not reflective of the Bank’s liquidity position.  With the low rates available from the Federal Home Loan Bank and the Federal Reserve Bank ranging from 0.10% to 0.50% and money market deposits available to the Bank through the Bank’s Trust department, the Bank is able to move higher rate deposits to alternate trust investment funds and replace them with lower rate borrowed funds from the Federal Home Loan Bank and Federal Reserve Bank.  With additional advances available from the Federal Home Loan Bank and Federal Reserve Bank and the money market deposits available through the Bank’s Trust department, the Bank has off-balance sheet liquidity available of no less than 40% of total assets as of September 30, 2009.  We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

ITEM 4T. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

T BANCSHARES, INC.

Date: November 13, 2009	By:	/s/ Patrick G. Adams

Patrick G. Adams President and Chief Executive Officer Principal Executive Officer Acting Co-Principal Financial Officer

Date: November 13, 2009	By:	/s/ Ken Bramlage

Ken Bramlage Vice President and Controller Acting Co-Principal Financial Officer