Form 10-K
period 2009-12-31
T Bancshares, Inc.
filed 2010-04-15
CIK 1272754

Form 10-K

T Bancshares, Inc. - TBNC

Filed: April 15, 2010 (period: December 31, 2009)

Annual report which provides a comprehensive overview of the company for the past year

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10−K

☒  ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No   ☒

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

The number of common shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,941,305 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of March 31, 2010

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2010 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2009, are incorporated by reference in Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

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

General

T Bancshares, Inc. (the “Company,” “we,” “us,” or “our,” hereafter) was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A., a national bank (the “Bank”), which opened on November 2, 2004. The Bank operates through a main office located at 16000 Dallas Parkway, Dallas, Texas, and another full-service banking office at 8100 North Dallas Parkway, Plano, Texas. We also have a loan production office located at 850 E. State Highway 114, Suite 200, Southlake, Texas.  Other than its ownership of the Bank, the Company conducts no material business.

The Bank is a full-service commercial bank offering a broad range of commercial and consumer banking services to small- to medium-sized businesses, independent single-family residential and commercial contractors and consumers. Lending services include consumer loans and commercial loans to small- to  medium-sized businesses and professional concerns. The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. These services are provided through a variety of delivery systems including automated teller machines, private banking, telephone banking and Internet banking.

As of December 31, 2009, the Bank had approximately $139 million in assets, $121 million in total loans and $108 million in deposits.

Market Area

Our primary service areas include North Dallas, Addison, Plano, Frisco, Southlake, Grapevine and the neighboring Texas communities. We serve these markets from three locations, one of which is a loan production office. Our main office is located at 16000 Dallas Parkway, Dallas, Texas, and we also have a full-service branch office at 8100 North Dallas Parkway, Plano, Texas. The branch office enables us to more effectively serve the Plano/Frisco sector of our primary banking market. We have a loan production office located at 850 E State Highway 114, Southlake, Texas. Our primary service area represents a diverse market with a growing population and economy. According to data obtained from the United States Census and ESRI Business Information Systems, between 2000 and 2007, the population of the North Dallas/Addison area grew almost 7%, the population of the Frisco/Plano area grew more than 32% and the population of Northeast Tarrant County grew more that 22%. This population growth has attracted many businesses to the area and led to growth in the local service economy, and, while they cannot be certain, we expect this trend to continue.

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

•
Construction and development loans. We make construction and development loans on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to 12 months and interest is paid monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards and applicable regulations. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include, without limitation, fluctuations in the value of real estate the financial condition of the buyer on a presold basis and of the builder on a speculative basis and new job creation trends.

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

Portfolio Composition

The following table sets forth the composition of the Bank’s loan portfolio at December 31, 2009. Loan balances do not include undisbursed loan proceeds, unearned income, and allowance for loan losses.

Portfolio Percentage at December 31, 2009
Commercial and industrial	72%
Consumer installment	1%
Real Estate – mortgage	21%
Real Estate – construction	6%

100%

Investments

The Bank invests a portion of its assets in U.S. Treasuries, government agency mortgage backed securities, direct obligations of quasi government agencies including Fannie Mae, Freddie Mac, and the Federal Home Loan Bank, and federal funds sold. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset deposit fluctuations. The Bank’s Asset-Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by the Board of Directors.

Deposit Services

Deposits are the major source of the Bank’s funds for lending and other investment activities. Additionally, we also generate funds from loan principal repayments and prepayments. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. The Bank considers the majority of its regular savings, demand, NOW, and money market deposit accounts to be core deposits. These accounts comprised approximately 42% of the Bank’s total deposits at December 31, 2009. The Bank’s remaining deposits were composed of time deposits less than $100,000, which comprised 15% of total deposits, and time deposits of  $100,000 and greater, which comprised approximately 43% of total deposits at December 31, 2009. The Bank is very competitive in the types of accounts and interest rates we offer on deposit accounts, in particular money market accounts and time deposits. We actively solicit these deposits through personal solicitation by its officers and directors, advertisements published in the local media, and through our Internet banking strategy.

Trust Services

Since August 2006, the Bank has offered traditional fiduciary services, such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. As of December 31, 2009, the Bank had approximately $773 million in trust assets under management.

Other Banking Services

Other banking services currently offered or anticipated include cashier’s checks, travelers’ checks, direct deposit of payroll and Social Security payments, bank-by-mail, remote check deposits, automated teller machine cards and debit cards. The Bank offers its customers free usage of any automated teller machine in the world.

Employees

The success of the Bank depends, in significant part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank currently has 28 full-time equivalent employees. The Bank believes that its relations with its employees are good.

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary that we may own at the time must be “well capitalized” and “well managed” and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we would need to file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

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

Further, the Federal Reserve issued Supervisory Letter SR 09-4 on February 24, 2009 and revised March 27, 2009, which provides guidance on the declaration and payment of dividends, capital redemptions, and capital repurchases by bank holding company.  Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer, or significantly reduce its dividends if:  (1) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Anti-tying restrictions

Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Dividends

Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below. As a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

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

Deposit insurance assessments

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”), as administered by the FDIC, and are subject to deposit insurance assessments to maintain the DIF.  The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix.  As of April 1, 2009, each insured depository institution is assigned to one of four risk categories that are based on both capital and supervisory evaluations.  With regard to the latter, each institution is assigned to one of three Supervisory Groups based on the FDIC’s consideration of supervisory evaluations provided by the institution’s primary federal regulator.  The three Supervisory Groups are:  Supervisory Group A, which consists of financially sound institutions with only a few minor weaknesses; Supervisory Group B, which consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the Deposit Insurance Fund; and Supervisory Group C, which consists of institutions that pose a substantial probability of loss to the Deposit Insurance Fund unless effective corrective action is taken.

The four risk categories are Risk Category I, which includes all institutions in Supervisory Group A that are well capitalized; Risk Category II, which includes all institutions in Supervisory Group A that are adequately capitalized, and all institutions in Supervisory Group B that are either well capitalized or adequately capitalized; Risk Category III , which includes all institutions in Supervisory Groups A and B that are undercapitalized, and all institutions in Supervisory Group C that are well capitalized or adequately capitalized; and Risk Category IV, which includes all institutions in Supervisory Group C that are undercapitalized.

Within Risk Category I, the initial assessment rate is generally based on certain financial ratios that reflect leverage, asset quality, earnings, the use of brokered deposits the institutions “CAMELS rating” (examination ratings based on capital, assets, management, earnings, liquidity and sensitivity to market risk).  However, in the case of a large bank (generally, one with more than $10 billion in assets), that has at least one long-term debt rating The initial base assessment rate under the large bank method shall be derived from three components, each given a one-third weight:  a component derived using the financial ratios method, a component derived using long-term debt issuer ratings, and a component derived using CAMELS component ratings.  The initial base assessment rate for Risk Category I ranges from 12 to 16 basis points (12 cents to 16 cents per year per $100.00 of deposits), and is 22, 32 and 45 basis points for Risk Categories II, III and IV, respectively.

The initial assessment rate for all four risk categories is subject to downward adjustments based on the institution’s unsecured debt and upward adjustment based on its secured liabilities.  In the case of institutions in Risk Categories II through IV, the assessment rate is also subject to upward adjustment based on the and brokered deposits.  After reflecting such adjustments, the current assessment rates range from 7 to 24 basis points for Risk Category I; 17 to 43 basis points for Risk Category II; 27 to 58 basis points for Risk Category III; and 40 to 77.5 basis points for Risk Category IV.

The FDIC has stated its intention, as part of a proposed plan to restore the DIF following significant decreases in its reserves, to increase deposit insurance assessments.  On January 1, 2009, the FDIC increased its assessment rates and has since proposed further rate increases and changes to the current risk-based assessment framework.  On May 22, 2009, the FDIC adopted a final rule establishing a 5 basis point special assessment to be collected on September 30, 2009.  The special assessment was assessed against assets minus Tier 1 capital, as of June 30, 2009, but was capped at 10 basis points of an institution’s domestic deposits.  On November 17, 2009, the FDIC published a final rule that required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

The FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $921,000 in prepaid assessments including $62,000 related to the special assessment and is included in other assets in the accompanying consolidated balance sheet as of December 31, 2009.  FDIC insurance expense includes deposit insurance assessments and Financing Company (“FICO”) assessments related to outstanding FICO bonds.  The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Under the FDIC, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the FDIC or such institution’s primary regulator.  The termination of deposit insurance for the Bank, or any future depository institution subsidiaries, could have a materially adverse impact on us.

On October 3, 2008, as part of the EESA, the basic limit on federal deposit insurance coverage was increased from $100,000 to $250,000 per depositor.  The EESA, as amended by the Helping Families Save Their Homes Act of 2009, provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013.

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

Community Reinvestment Act

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Comptroller, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Because our aggregate assets are currently less than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Dividends

The Bank is required by federal law to obtain prior approval of the Comptroller for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding two years, less any required transfers to surplus. In addition, the Bank will be unable to pay dividends unless and until it has positive retained earnings. As of December 31, 2009, the Bank had an accumulated deficit of approximately $4.8 million. Accordingly, we will be unable to pay dividends until the accumulated deficit is eliminated.

In addition, under the Federal Deposit Insurance Corporation Improvement Act, the Bank may not pay any dividend if the payment of the dividend would cause the Bank to become undercapitalized or in the event the Bank is “undercapitalized.” The Comptroller may further restrict the payment of dividends by requiring that a financial institution maintain a higher level of capital than would otherwise be required to be “adequately capitalized” for regulatory purposes. Moreover, if, in the opinion of the Comptroller, the Bank is engaged in an unsound practice (which could include the payment of dividends), the Comptroller may require, generally after notice and hearing, that the Bank cease such practice. The Comptroller has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. Moreover, the Comptroller has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Capital adequacy

The Federal Reserve monitors the capital adequacy of bank holding companies, such as the Company, and the Comptroller monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Company and the Bank. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more and, generally, on a bank-only basis for bank holding companies with less than $500 million in consolidated assets. Each insured depository subsidiary of a bank holding company with less than $500 million in consolidated assets is expected to be “well-capitalized.”

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

Bank Secrecy Act

In 2007, the FDIC and the other federal financial regulatory agencies issued an interagency policy on the application of section 8(s) of the Federal Deposit Insurance Act. This provision generally requires each federal banking agency to issue an order to cease and desist when a bank is in violation of the requirement to establish and maintain a Bank Secrecy Act/anti-money laundering (BSA/AML) compliance program, or, in the alternative, the bank fails to correct a deficiency that has been previously cited by the federal banking agency with respect to the bank's BSA/AML compliance program. The policy statement provides that, in addition to the circumstances where the agencies will issue a cease and desist order in compliance with section 8(s), they may take other actions as appropriate for other types of BSA/AML program concerns or for violations of other BSA requirements. The policy statement also does not address the independent authority of the U.S. Department of the Treasury's Financial Crimes Enforcement Network to take enforcement action for violations of the BSA.

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "2008 Order") with the Comptroller. The 2008 Order contained provisions requiring, among other things, the Bank to strengthen its internal controls, policies, and procedures related to the BSA. This Order was terminated by an Agreement with the Comptroller entered into on April 15, 2010. Because the Agreement does not have  any provisions related to the BSA, we believe the Bank is in substantial compliance with the requirements of the BSA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments - Regulatory Action.”

Other regulations

The Bank’s operations are also subject to various  federal and state laws such as:

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

Collectively, these regulations add to the cost of operations to ensure the Bank is operating in a compliant fashion.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. In June 2009, the U.S. Department of the Treasury, or Treasury, issued a “white paper” containing several federal legislative proposals that, if enacted into law, would make substantial changes to the present U.S. financial services regulatory framework. In response to the U.S. Treasury Department’s proposal, various bills were introduced by the Financial Services Committee of the U.S. House of Representatives, which were ultimately consolidated into the Wall Street Reform and Consumer Protection Act of 2009, passed by the U.S. House of Representatives in December 2009. Among other things, this legislation establishes a new Consumer Financial Protection Agency to regulate products like home mortgages, car loans and credit cards.

In November 2009, Senate Banking Chairman Christopher Dodd introduced a financial regulatory reform bill entitled the Restoring American Financial Stability Act of 2009 which further builds on the Treasury proposal. That legislation, if enacted, would remove bank and bank holding company regulatory powers from the Federal Reserve, eliminate both the Office of Thrift Supervision and the Comptroller, and establish a single bank and bank holding company regulator known as the Financial Institutions Regulatory Administration. The Senate bill would also establish an independent Consumer Financial Protection Agency, under which consumer protection responsibilities currently handled by the bank and credit union regulators and the Federal Trade Commission would be consolidated.

Although it is impossible to predict which of these proposals, if any, may be adopted by the full Congress and signed into law, these pending proposals may significantly affect the Company and the Bank. Under the reforms contained in the Senate proposal, the Company would become subject to supervision and regulation by the Financial Institutions Regulatory Administration, a new federal regulatory agency. Compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses and affect the conduct of our business. In addition, the proposals could lead to heightened restrictions being placed upon institutions and activities that increase systemic risk. Such restrictions would likely relate to liquidity, capital, and leverage requirements.

Any change in the laws or regulations applicable to us, or in supervisory policies or examination procedures of banking regulators, whether by the Comptroller, the FDIC, the Treasury, the Federal Home Loan Bank System, the United States Congress, or other federal or state regulators, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, bank regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for credit losses, require changes in other significant accounting estimates including the determination of the fair value of assets and other-than-temporary impairment. Additionally, bank regulatory authorities have the authority to bring enforcement actions against banks and their holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the agency. Possible enforcement actions against us could include the issuance of a cease-and-desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders.

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

There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in the risk factors, described below. You should carefully consider the following risk factors and all other information contained in this Report. The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

We have entered into a formal Agreement and Consent Order for a Civil Money Penalty with the Comptroller.

The Bank was recently informed by the Comptroller that the Comptroller intended to institute an enforcement action for alleged violations of the Federal Trade Commission Act in connection with certain merchants and a payment processor that were Bank customers between September 1, 2006 and August 27, 2007.   The Comptroller proposed that the Bank enter into a formal agreement with the Comptroller (the “Agreement”) and a consent order for a civil money penalty (the “Order”) payable by the Bank to resolve the Comptroller’s allegations.

The Bank terminated all business relationships with the merchants and the payment processor on August 27, 2007. The Comptroller alleges that the merchants and the payment processor defrauded consumers and is seeking restitution of such consumers from the Bank, asserting that by accepting consumer payments for deposit from the merchants and introducing those payments into the payment clearing system, the Bank allegedly materially aided the merchants and the payment processor in the alleged fraudulent activity.

Because the cost of defending a regulatory enforcement action is likely to be significant, would likely take a protracted timeframe, and we cannot be certain of a favorable outcome to the Bank, we determined (and currently still believe) that negotiating a settlement with the Comptroller is in the best interest of the Bank.  Accordingly, we have over recent months been in discussion with the Comptroller about settling these claims.  We have over the past few weeks devoted first priority to these discussions, with the expectation that this priority would result in a settlement with the Comptroller prior to issuing our year-end 2009 financial statements.

On April 15, 2010, the Bank executed an Agreement and Order containing the general terms outlined as follows:

•	deposit $5.1 million for consumer restitution charged by the merchants to eligible consumers;
•	Provide for a civil money penalty of $100 thousand;
•	require the Bank to retain an independent claims administrator to locate and arrange for the issuance of individual consumer checks to the identified eligible consumers;
•	terminate the 2008 Order;
•	require the Bank to establish a capital plan which, among other provisions, details the Bank’s plan to achieve tier 1 capital ratio of 9% and total risk based capital ratio of 11.5%;
•	require the Bank to develop a written program designed to reduce the level of criticized assets;
•	require the Bank to develop and implement an asset liquidity enhancement plan designed to increase the amount of asset liquidity maintained by the Bank, including a loan to deposit ratio of 85%; and
•	require the Bank to develop a written profit plan to improve and sustain the earnings of the Bank.

Although we do not know at this time the precise amounts that would ultimately be payable by us under the terms of  the Agreement, we expect that any such settlement would ultimately require the Bank to, among other things, pay a significant and material restitution payment which we have estimated to be $2.4 million.  Further, there is no assurance that the Bank would be able to comply with all of the requirements of the Agreement and the Order, including meeting the stated capital requirements or loan to deposit ratio contained therein.  Nor is there assurance that, should the Bank pay significant and material amounts of restitution and/or civil money penalties, the short and long term financial condition, results of operations, liquidity, and/or prospects of the Bank, upon which the Company is dependent, will not be materially adversely, and irreparably, impacted. If the Bank is unable to satisfy the terms and conditions of the Agreement and Order or  the Bank under estimates the impact or effect of such terms and conditions, it may have a material adverse effect with respect to our financial condition, results of operations and future prospects.

If as a result of its review or examination of the Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, liquidity, earnings ability, or other aspects of its operations have worsened or that it or its management is violating or has violated the Agreement and Order or any law or regulation, various additional remedies are available to the Comptroller. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which would result in the seizure of the Bank by its regulators.

We have made estimates with respect to the amount of restitution that the Bank will ultimately be responsible to pay to consumers in connection with the Agreement with the Comptroller.

In determining the amount of funds that the Bank needs to reserve to make restitution payments to consumers under the Agreement, management has made certain assumptions regarding the number of consumers who elect to accept restitution checks and the ability of the Bank and its claim processor to locate consumers.  Based on such assumptions, management concluded that it is probable that the Bank will be liable for an amount that is up to $5.1 million.  However, the Agreement does not limit the liability to this amount.  Further, until the restitution process is fully investigated, formulated, and approved by the Comptroller, management has estimated that the amount of restitution would not exceed the $5.1 million set forth in the Agreement.  In addition, certain consumers purchased products or services from a merchant that is currently in litigation with the Federal Trade Commission, which management believes represents approximately $1.6 million of the $5.1 million set forth in the Agreement. In the event the Federal Trade Commission prevails in its litigation with such merchant and the merchant is required and pays restitution to its consumers, the Bank likely would not be obligated to make restitution payments to such consumers.

Based on the information available to management regarding actual historical rates that restitution checks are ultimately negotiated by consumers, management’s estimate is that approximately 68% of the total potential exposure will be realized. Therefore, management believes the appropriate reserve to accrue for restitution is 68% of $3.5 million, or $2.4 million.  If management’s estimates prove inaccurate, or the Bank is required to make restitution payments to the consumers of the merchant mentioned above, the Bank may be required to recognize additional payments on restitution checks.  As a result, our financial condition and results of operation may be materially adversely affected.

The Agreement with the Comptroller prevents us from being well capitalized under the system of prompt corrective action established by the Federal Deposit Insurance Corporation Improvement Act of 1991 which may inhibit our ability to retain and attract deposits.

The Bank’s capital ratios as of December 31, 2009 were 7.51% tier 1 leverage ratio and 11.33% total risk based capital ratio. Although the Bank’s capital ratios met the definition of well capitalized under the system of prompt corrective action, the Order prevents us from being considered well capitalized regardless of our capital ratios. Because of FDIC restrictions which took affect on January 1, 2010 for all insured banks which are considered not well capitalized, the Bank is restricted from offering rates in excess of .75% over the national average rate for various deposit terms as published weekly by the FDIC.  This may adversely and materially affect the Bank’s ability to attract and retain deposits which could have a negative impact on the Bank’s liquidity and impair its ability to comply with the Order.

Since we commenced operations in 2004, we have had a short and intermittent  history of experiencing profits.

Our profitability will depend on the Bank’s profitability and, while we were profitable in 2006 and 2007, we experienced significant and material losses in 2008 and 2009. Therefore we can give no assurance that we will be profitable in the future. We have incurred substantial start-up expenses associated with our organization and our public offering and sustained losses or achieved minimal profitability during our initial years of operations. At December 31, 2009, we had an accumulated deficit account of approximately $7.0 million, principally resulting from the organizational and pre-opening expenses that we incurred in connection with the opening of the Bank, losses on loans, and accrued reserves in connection with the Agreement and Order with the Comptroller. In addition, due to the extensive regulatory oversight to which we are subject, we expect to incur significant administrative costs. Our success will depend, in large part, on our ability to attract and retain deposits and customers for our services. If we are ultimately unsuccessful, you may lose part or all of the value of your investment.

Our results of operation and financial condition would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses.

Experience in the banking industry indicates that a portion of our loans in all categories of our lending business will become delinquent, and some may only be partially repaid or may never be repaid at all. Our methodology for establishing the adequacy of the allowance for loan losses depends on subjective application of risk grades as indicators of borrowers’ ability to repay. Deterioration in general economic conditions and unforeseen risks affecting customers may have an adverse effect on borrowers’ capacity to repay timely their obligations before risk grades could reflect those changing conditions. In times of improving credit quality, with growth in our loan portfolio, the allowance for loan losses may decrease as a percent of total loans. Changes in economic and market conditions may increase the risk that the allowance would become inadequate if borrowers experience economic and other conditions adverse to their businesses. Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses, which would materially affect our results of operations and capital adequacy. Recognizing that many of our loans individually represent a significant percentage of our total allowance for loan losses, adverse collection experience in a relatively small number of loans could require an increase in our allowance. Federal regulators, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. The regulatory agencies may require us to change classifications or grades on loans, increase the allowance for loan losses with large provisions for loan losses and to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition.

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

We may elect or be compelled to seek additional capital, but that capital may not be available or it may be dilutive.

We are required by the Agreement with the Comptroller to achieve and maintain a Tier 1 core capital ratio of 9% and a total risk-based capital ratio of 11.5% by a date determined by the Agreement which is the earlier of 90 days after the Comptroller determines the restitution process has been completed or the Comptroller notifies us of such requirement.  As of December 31, 2009, we did not meet these requirements and would have needed approximately $2.3 million in additional capital, based on average assets at such date to meet the requests.  The Company currently does not have any capital available to invest in the Bank and payment of restitution, civil money penalties as well as further increases to cover allowance for loan losses and operating losses which would negatively impact the Bank’s capital levels and make it more difficult to achieve the capital levels directed by the Comptroller.  We will look to raise additional capital through multiple avenues, including focused expense reductions, optimizing our balance sheet for loans and deposits and increasing net interest income and ultimately improving the overall earnings of the Company. A number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the negative impact of the mortgage loan market, non-agency mortgage-backed security market, and deteriorating economic conditions, which may diminish our ability to raise additional capital.

Our ability to raise capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed, on favorable terms or at all. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These outcomes could negatively impact our ability to operate or further expand our operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations. In addition, in order to raise additional capital, we may need to issue shares of our common stock that would dilute the book value of our common stock and reduce our shareholders’ percentage ownership interest to the extent they do not participate in future offerings. Also, if we are unable to raise additional capital, we may be required to take alterative actions which may include the sale of income-producing assets to meet our capital requirements, which could have an adverse impact on our operations and ability to generate income.

The success of our trust services is dependant upon market fluctuations and a non-diversified source for its growth.

Since August 2006, we have been offering traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, non profit organizations, employee benefit plans and organizations. The Bank received regulatory approval from the Comptroller to establish trust powers in February 2006. As of December 31, 2009, the Bank had approximately $773 million in trust assets under management. To date, virtually all of the growth in our assets under management relates to a registered investment advisor who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. Furthermore, the level of assets under management is significantly impacted by the market value of the assets which has increased in 2009 after the sharp decline during 2008. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

Certain of our investment advisory and wealth management contracts are subject to termination on short notice, and termination of a significant number of investment advisory contracts could have a material adverse impact on our revenue.

Certain of our investment advisory and wealth management clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, inflation, changes in investment preferences of clients, changes in our reputation in the marketplace, change in management or control of clients, loss of key investment management personnel and financial market performance. We cannot be certain that our trust operations will be able to retain all of its clients. If its clients terminate their investment advisory and wealth management contracts, our trust operations, and consequently we, could lose a substantial portion of our revenues and liquidity.

We have a loan concentration related to the acquisition and financing of dental practices.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2009, our commercial loan portfolio included $77.0 million of loans, approximately 62.6% of our total funded loans, to the dental industry, including practice acquisition loans, dental equipment loans, and dental facility loans. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental practice in general, we may incur significant losses in our loan portfolio as a result of this concentration.

Our operations are significantly affected by interest rate levels.

Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are affected by changes in general interest rate levels, which are currently at record low levels, and by other economic factors beyond our control. Prolonged periods of unusually low interest rates may have an adverse effect on earnings by reducing the value of demand deposits, stockholders’ equity and fixed rate liabilities with rates higher than available earning assets. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities and from mismatches in the timing and rate at which our assets and liabilities reprice. Although we have implemented strategies which we believe reduce the potential effects of changes in interest rates on our results of operations, these strategies will not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their costs since most of our loans have adjustable interest rates that reset periodically. If our borrowers’ ability to repay is affected, our level of non-performing assets would increase and the amount of interest earned on loans will decrease, thereby having an adverse effect on operating results. Any of these events could adversely affect our results of operations or financial condition.

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

Our per customer lending limit is approximately $1.9 million, subject to further reduction based on regulatory criteria. Accordingly, the size of loans which we can offer to potential customers is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

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

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”); however, we are unable to provide assurance that an active market will exist in the future or that shares can be liquidated without delay. The average daily trading volume in our stock was 426 in 2009.

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

The Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. Based on the information presently available, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business’s financial condition or results of operations of the Company on a consolidated basis.  On April 15, 2010, the Bank settled a threatened enforcement action by the Comptroller.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments - Regulatory Action.”

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
2009
Fourth Quarter	$5.38	$4.55
Third Quarter	$5.80	$3.75
Second Quarter	$6.00	$3.00
First Quarter	$7.25	$3.50

2008
Fourth Quarter	$7.50	$4.50
Third Quarter	$9.50	$5.07
Second Quarter	$9.50	$7.70
First Quarter	$10.25	$7.05

On March 31, 2010 we had 360 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))

Equity compensation plans approved by security holders	260,000	$10.03	53,500

Item 6.	Select Financial Data.

Because the registrant is a small business issuer, disclosure under this item is not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank The Bank opened for business on November 2, 2004.

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

2009 Executive Overview

Financial Highlights

The following were significant factors related to 2009 results as compared to 2008.

Total assets were slightly higher at December 31, 2009 as compared to December 31, 2008 at $139.4 million and $136.3 million, respectively. Asset categories with notable changes in 2009 compared to 2008 were:

•
Cash and equivalents at December 31, 2009 decreased by $1.2 million as compared to December 31, 2008; however, the Bank moved most of its Federal funds sold balances from private financial institutions into its interest bearing account at the Federal Reserve Bank of Dallas.

•
Securities available for sale were $4.0 million at December 31, 2009. The Bank had no securities available for sale at December 31, 2008. The increase was due to management’s decision to develop longer term balance sheet liquidity at higher yields than Federal funds sold. All of the securities are pledged to the Federal Home Loan Bank of Dallas as collateral for current and future borrowings.

•
Net loans declined by $2.0 million from December 31, 2008. Management maintained the loan portfolio at approximately level balances throughout the year to ensure the Bank was in compliance with the capital ratio requirements of the Consent Order dated July 9, 2008, discussed at “Business-Supervision and Regulation - Bank Secrecy Act.”

•
A significant increase in other assets is the result of increased other real estate owned to $1.6 million at December 31, 2009, compared to zero at the end of 2008. Further, in November 2009, the FDIC issued a rule requiring all institutions, with limited exceptions, to prepay their estimated insurance assessments for the fourth quarter 2009 and for all of 2010, 2011 and 2012 in order to improve the FDIC’s liquidity. In December 2009, the Bank paid $921,000 in prepaid assessments and is included in other assets.

Total liabilities were up $5.4 million at December 31, 2009 compared to December 31, 2008. While deposits were down $3.0 million, borrowings were up by $5.5 million due principally to a 7 day advance of $10.0 million from the Federal Home Loan Bank of Dallas which was paid in full on January 7, 2010.

Net interest income was up at year end 2009 by $241,000 compared to 2008. A decrease in trust income of $2.9 million was largely offset by a comparable decrease in trust expenses, resulting in a net decrease of $174,000 in net trust income for 2009 compared to 2008. This decrease is primarily due to the financial equities markets averaging lower in 2009 compared to the prior year, and both trust income and expenses correlate closely to the market value of assets in custody which are largely invested in the markets.

The Company recorded a provision for loan losses of approximately $1.4 million for the year ended December 31, 2009, an increase of $953,000, from the $417,000 provision for loan losses in 2008. The continuing recession contributed to declining credit quality during 2009 resulting in the inability of borrowers to service their debt. Net loan charge offs for 2009 were $1.3 million. Also, the allowance for loan loss to total loans percentage increased from 1.31% at December 31, 2008 to 1.39% at December 31, 2009, as well.  Ratios of nonperforming assets as a percentage of total assets increased from 3.36% at December 31, 2008 to 3.88% at December 31, 2009.

Net loss for 2009 was $3.8 million compared to net loss of $428,000 in 2008. The net loss for 2009 was primarily the result of $1.3 million in net loan charge-offs, a charge of $2.4 million to establish a reserve for consumer restitution in connection with the Agreement with the Comptroller, a reserve of $185,000 representing the estimated cost to administer the Restitution, and a charge of $100,000 for the civil money penalty e imposed by the Comptroller in connection with the Order (see Item 1A “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments - Regulatory Action.”).

Recent Developments

Regulatory Action

The Bank was recently informed by the Comptroller that the Comptroller intended to institute an enforcement action for alleged violations of the Federal Trade Commission Act in connection with certain merchants and a payment processor that were Bank customers between September 1, 2006 and August 27, 2007.   The Comptroller proposed that the Bank enter into a formal agreement with the Comptroller (the “Agreement”) and a consent order for a civil money penalty (the “Order”) payable by the Bank to resolve the Comptroller’s allegations.

The Bank terminated all business relationships with the merchants and the payment processor on August 27, 2007. The Comptroller alleges that the merchants and the payment processor defrauded consumers and is seeking restitution of such consumers from the Bank, asserting that by accepting consumer payments for deposit from the merchants and introducing those payments into the payment clearing system, the Bank materially aided the merchants and the payment processor in the alleged fraudulent activity.

Because the cost of defending a regulatory enforcement action is likely to be significant, would likely take a protracted timeframe, and we cannot be certain of a favorable outcome to the Bank, we determined (and currently still believe) that negotiating a settlement with the Comptroller is in the best interest of the Bank.  Accordingly, we have over recent months been in discussion with the Comptroller about settling these claims.  We have over the past few weeks devoted first priority to these discussions, with the expectation that this priority would result in a settlement with the Comptroller prior to issuing our year-end 2009 financial statements. On April 15, 2010, the Bank executed an Agreement and Order containing the general terms outlined as follows:

•	deposit $5.1 million for consumer restitution charged by the merchants to eligible consumers;
•	Provide for a civil money penalty of $100,000;
•	require the Bank to retain an independent claims administrator to locate and arrange for the issuance of individual consumer checks to the identified eligible consumers;
•
terminate the Consent Order dated July 9, 2008, between the Bank and the Comptroller, which contained provisions requiring the Bank to establish a satisfactory program to ensure compliance with the Bank Secrecy Act and established minimum capital ratios;

•	require the Bank to establish a capital plan which, among other provisions, details the Bank’s plan to achieve tier 1 capital ratio of 9% and total risk based capital ratio of 11.5%;
•	require the Bank to develop a written program designed to reduce the level of criticized assets;
•	require the Bank to develop and implement an asset liquidity enhancement plan designed to increase the amount of asset liquidity maintained by the Bank, including a loan to deposit ratio of 85%; and
•	require the Bank to develop a written profit plan to improve and sustain the earnings of the Bank.

Although we do not know at this time the precise amounts that would ultimately be payable by us under the terms of the Agreement, we expect that any such settlement would ultimately require the Bank to, among other things, pay a significant and material restitution payment which we have estimated to be $2.4 million.  Further, there is no assurance that the Bank would be able to comply with all of the requirements of the Agreement and Order, including meeting the stated capital requirements contained therein.  Nor is there assurance that, should the Bank pay significant and material amounts of restitution and/or civil money penalties, the short and long term financial condition, results of operations, liquidity, and/or prospects of the Bank, upon which the Company is dependent, will not be materially adversely, and irreparably, impacted.

In determining the amount of funds that the Bank needs to reserve to make restitution payments to consumers under the Agreement, management has made certain assumptions regarding the number of consumers who elect to accept restitution checks and the ability of the Bank and its claim processor to locate consumers.  Based on such assumptions, management concluded that it is possible that the Bank will be liable for an amount that is up to $5.1 million, while the Agreement does not limit the liability to this amount.  However, until the restitution process is fully investigated, formulated, and approved by the Comptroller, the Company has estimated that the amount of restitution would not exceed the $5.1 million set forth in the Agreement.  In addition, certain consumers purchased products or services from a merchant that is currently in litigation with the Federal Trade Commission (“FTC”), which management believes represents approximately $1.6 million of the $5.1 million set forth in the Agreement.  We do not have enough information to estimate the probability of outcome of the FTC litigation with the merchant. Additionally, we cannot estimate the amount, if any, of restitution that the merchant or FTC may pay the consumers of this merchant which, if paid, would reduce the Bank’s possible liability to $3.5 million. Because our Agreement with the Comptroller stipulates that the Bank will not be responsible for the $1.6 million if the FTC or the merchant ultimately pay the consumers, we have not included this amount in our estimate of the appropriate reserve.

Based on the information available to management regarding actual historical rates that restitution checks are ultimately negotiated by consumers, management’s estimate is that approximately 68% of the total potential exposure will be realized. Therefore, management believes the appropriate reserve to accrue for restitution is 68% of $3.5 million, or $2.4 million.  We have estimated and accrued an expense of $185,000 representing the estimated cost to administer the restitution based on information  from our claims administrator, and accrued an expense of $100,000 for the civil money penalty to be imposed by the Comptroller in connection with the Order. This expected reserve and accrued expenses we believe represents a reasonable estimate under FASB ASC Topic 450 of liability based on the facts and circumstances as we understand them today.  However, we can not assure you that this estimate of the required reserve will not change due to the risk factors described in Item 1A. If management’s estimates prove inaccurate, the Bank may be required to recognize additional payments on restitution checks.  As a result, our financial condition and results of operation may be materially adversely affected.

Loan Losses

During the first quarter of 2010, we expect losses of approximately $1.16 million primarily related to one large loan and two smaller loans.  The events and factors leading to the expected losses on these loans occurred during the first quarter of 2010. We have written the loans down to an amount that Bank believes it can collect. This has resulted in a preliminary estimated addition to the provision for loan losses of  $1.3 million. This would  increase our allowance for loan losses  from 1.39% of total loans as of December 31, 2009 to 1.59% of total loans as of March 31, 2010.

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

Allowance for Credit Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the collectability of loans based on historical experience and the borrowers ability to repay, the nature and volume of the portfolio, information about specific borrower situations and the estimated value of any underlying collateral, economic conditions and other factors. The allowance consists of general and specific reserves. The specific component relates to loans that are individually evaluated and determined to be impaired. This evaluation is often based on significant estimates and assumptions due to the level of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to change. The general component relates to the entire group of loans that are evaluated in the aggregate based primarily on industry historical loss experience adjusted for current economic factors. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate. As of December 31, 2009, the allowance for loan loss was $1.7 million which represents approximately 1.39% of total loans.

Securities available for sale

Securities available for sale are evaluated periodically to determine whether a decline in their value is other than temporary. The term "other than temporary" is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.

The initial indication of OTTI for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, our intent to sell the investment, and if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. For marketable equity securities, we also consider the issuer's financial condition, capital strength, and near−term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of OTTI analysis, we also consider the cause of the price decline (general level of interest rates and industry− and issuer−specific factors), the issuer's financial condition, near−term prospects and current ability to make future payments in a timely manner, the issuer's ability to service debt, and any change in agencies' ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the security is segmented into credit− and noncredit−related components. Any impairment adjustment due to identified credit−related components is recorded as an adjustment to current period earnings, while noncredit−related fair value adjustments are recorded through other comprehensive income. In situations where we intend to sell or it is more likely than not that we will be required to sell the security, the entire OTTI loss must be recognized in earnings.

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Positions taken by the Company in preparing the consolidated federal tax return are subject to the review of the Internal Revenue Service or to reinterpretation based on management’s ongoing assessment of facts and evolving case law, and as such positions taken by management could result in a material adjustment to the financial statements.

Periodically and in the ordinary course of business, we are involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions we take in our tax returns. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. Still, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

Loan income recognition

Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes impaired. Any interest accrued to income in the year when interest accruals are discontinued is generally reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated the ability to pay and remain current. Payments on nonaccrual loans are generally applied to principal.

Real estate acquired through foreclosure

We record foreclosed real estate assets at the lower of cost or estimated fair value on the acquisition date and at the lower of such initial amount or estimated fair value less estimated selling costs thereafter. Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions, among other things. Because the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

Write−downs at time of transfer are made through the allowance for loan losses. Write−downs subsequent to transfer are included in our noninterest expenses, along with operating income, net of related expenses of such properties and gains or losses realized upon disposition.

Stock Based Compensation

We adopted FASB ASC Topic 718 using the modified-prospective-transition method. Accordingly, no compensation expense was recognized in our financial statements for years ended prior to January 1, 2006. For the years ended December 31, 2009 and 2008, we recorded expense of $103,000 and $96,000, respectively, for option grants.

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

Financial Condition

Total assets were slightly higher at December 31, 2009 as compared to December 31, 2008 at $139.4 million and $136.3 million, respectively. Asset categories with notable changes in 2009 compared to 2008 were:

•
Cash and equivalents at December 31, 2009 decreased by $1.2 million as compared to December 31, 2008; however, the Bank moved most of its Federal funds sold balances from private financial institutions into its interest bearing account at the Federal Reserve Bank of Dallas.

•
Securities available for sale were $4.0 million at December 31, 2009. The Bank had no securities available for sale at December 31, 2008. The increase was due to management’s decision to develop longer term balance sheet liquidity at higher yields than Federal funds sold. All of the securities are pledged to the Federal Home Loan Bank of Dallas as collateral for current and future borrowings.

•
Net loans declined by $2.0 million from December 31, 2008. Management maintained the loan portfolio at approximately level balances throughout the year to ensure the Bank was in compliance with the capital ratio requirements of the 2008 Order, discussed at “Business-Supervision and Regulation - Bank Secrecy Act.”

•
A significant increase in other assets is the result of increased other real estate owned to $1.6 million at December 31, 2009, compared to zero at the end of 2008. Further, in November 2009, the FDIC issued a rule requiring all institutions, with limited exceptions, to prepay their estimated insurance assessments for the fourth quarter 2009 and for all of 2010, 2011 and 2012 in order to improve the FDIC’s liquidity. In December 2009, the Bank paid $921,000 in prepaid assessments and is included in other assets.

Total liabilities were up $5.4 million at December 31, 2009 compared to December 31, 2008. While deposits were down $3.0 million, borrowings were up by $5.5 million due principally to a 7 day advance of $10.0 million from the Federal Home Loan Bank of Dallas which was paid in full on January 7, 2010.

Net interest income was up at year end 2009 by $241,000 compared to 2008. A decrease in trust income of $2.9 million was largely offset by a comparable decrease in trust expenses, resulting in a net decrease of $174,000 in net trust income for 2009 compared to 2008. This decrease is primarily due to the financial equities markets averaging lower in 2009 compared to the prior year, and both trust income and expenses correlate closely to the market value of assets in custody which are largely invested in the markets.

The Company recorded a provision for loan losses of approximately $1.4 million for the year ended December 31, 2009, an increase of $953,000, from the $417,000 provision for loan losses in 2008. The continuing recession contributed to declining credit quality during 2009 resulting in the inability of borrowers to service their debt. Net loan charge offs for 2009 were $1.3 million. Also, the allowance for loan loss to total loans percentage increased from 1.31% at December 31, 2008 to 1.39% at December 31, 2009, as well.  Ratios of nonperforming assets as a percentage of total assets increased from 3.36% at December 31, 2008 to 3.88% at December 31, 2009.

Net loss for 2009 was $3.8 million compared to net loss of $428,000 in 2008. The net loss for 2009 was primarily the result of $1.3 million in net loan charge-offs, a charge of $2.4 million to establish a reserve for consumer restitution in connection with the Agreement with the Comptroller, a reserve of $185,000 representing the estimated cost to administer the restitution, and a charge of $100,000 for the civil money penalty imposed by the Comptroller in connection with the Order (see Item 1A “Risk Factors”).

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

At December 31, 2009, securities available for sale consisted of mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consisted of a GNMA mortgage backed security having an amortized cost of $801,000 and a fair value of $830,000. Restricted securities consisted of Federal Reserve Bank Stock, having an amortized cost and fair value of $420,000, Federal Home Loan Bank stock, having an amortized cost and fair value of $861,000. The weighted average yield for the securities was 2.37% at December 31, 2009.

At December 31, 2008, securities held to maturity consisted of a GNMA mortgage backed security having an amortized cost of $981,000 and a fair value of $1,012,000. Restricted securities consisted of Federal Reserve Bank Stock, having an amortized cost and fair value of $420,000, Federal Home Loan Bank stock, having an amortized cost and fair value of $302,000. The weighted average yield for the securities was 3.28% at December 31, 2008.

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2009 and 2008:

	As of December 31,
	2009		2008
(000's)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities Available for Sale:
U.S. Government Agencies	$3,988	$4,005	$-	$-
Securities Held to Maturity:
U.S. Government Agencies	801	830	981	1,012
Securities, restricted:
Other	1,281	1,281	722	722
Total	$6,070	$6,116	$1,703	$1,734

Loan Portfolio Composition

Commercial loans comprise the largest group of loans in our portfolio amounting to $88.9 million, or 72.1% of the total loan portfolio, at December 31, 2009, which is up from $81.3 million, or 65.0%, at December 31, 2008. Commercial real estate loans comprise the second largest group of loans in the portfolio.  At December 31, 2009, commercial real estate loans totaled $32.5 million, or 26.4% of the total loan portfolio, compared to $40.0 million, or 32.0%, at year end in prior year. The following table sets forth the composition of our loan portfolio:

	As of December 31,
(000's)	2009		2008
Commercial and industrial	$88,920	72.1%	$81,342	65.0%
Consumer installment	1,852	1.5%	3,799	3.0%
Real estate — mortgage	25,464	20.7%	20,543	16.4%
Real estate — construction	7,045	5.7%	19,481	15.6%
Other	2	0.0%	12	0.0%
	$123,283	100.0%	$125,177	100.0%

Less allowance for loan losses	1,713		1,638
Less deferred loan fees	151		146

	$121,419		$123,393

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2009, our commercial loan portfolio included $77.0 million of loans, approximately 62.6% of our total funded loans, to the dental industry, as compared to $73.6 million, or 58.8%, at December 31, 2008. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated to replace loans which have paid off or reduced balances as a result of payments, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

As of December 31, 2009, 23.5% of the loan portfolio consisting of commercial, consumer and real estate loans, or $29.0 million, matures or re-prices within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding at December 31, 2009 and 2008, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2009
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$19,132	$5,950	$1,798	$30,948	$31,092	$88,920
Consumer installment	669	1,183	-	-	-	1,852
Real estate — mortgage	4,741	7,447	1,810	1,368	10,098	25,464
Real estate — construction	4,474	2,082	361	128	-	7,045
Other	2	-	-	-	-	2

Total	$29,018	$16,662	$3,969	$32,444	$41,190	$123,283

	As of December 31, 2008
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$12,618	$8,089	$515	$45,101	$15,019	$81,342
Consumer installment	1,117	793	-	1,889	-	3,799
Real estate — mortgage	3,480	6,897	782	4,827	4,557	20,543
Real estate — construction	15,832	280	1,179	1,440	750	19,481
Other	12	-	-	-	-	12

Total	$33,059	$16,059	$2,476	$53,257	$20,326	$125,177

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is less than their average contractual terms due to prepayments.

Nonperforming Assets

Our primary business is making commercial, real estate, and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While the Company has instituted underwriting guidelines and credit review procedures to protect it from avoidable credit losses, some losses will inevitably occur. Non-performing assets include non-accrual loans, accruing loans 90 or more days past due and other repossessed assets. Non-performing assets at December 31, 2009 increased $823,000 from December 31, 2008. Nonperforming loans decreased $823,000 to $3.8 million at December 31, 2009, as compared to $4.6 million at December 31, 2008.  Other real estate owned at December 31, 2009 was $1.6 million.  The Company had no other real estate owned at December 31, 2008.  The Company had no loans past due 90 days and still accruing interest at December 31, 2009 compared to $1.3 million at December 31, 2008.

Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. The following table sets forth certain information regarding nonaccrual loans and 90 days or more past due loans by type, including ratio of such loans to total assets as of the dates indicated:

	As of December 31,
(000's)	2009		2008
Allocated:	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets

Commercial and industrial	$2,155	1.55%	$137	0.10%
Real estate — mortgage	-	-%	1,666	1.22%
Real estate — construction	1,633	1.17%	2,778	2.04%
Consumer and other	-	-%	-	-%
Total nonperforming loans	3,788	2.72%	4,581	3.36
Other real estate owned	1,616	1.16%	-	-%
Total non-performing assets	$5,404	3.88%	$4,581	3.36%

Credit Risk Management

Credit risk is the risk of loss arising from the inability of a borrower to meet its obligations. We manage credit risk by evaluating the risk profile of the borrower, repayment sources, the nature of the underlying collateral, and other support given current events, conditions, and expectations. We attempt to manage the risk characteristics of our loan portfolio through various control processes, such as credit evaluation of borrowers, establishment of lending limits, and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. However, we seek to rely primarily on the cash flow of our borrowers as the principal source of repayment. Although credit policies and evaluation processes are designed to minimize our risk, management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of our loan portfolio, as well as general and regional economic conditions.

We provide for loan losses through the establishment of an allowance for loan losses by provisions charged against earnings. Our allowance represents an estimated reserve for existing losses in the loan portfolio. We deploy a systematic methodology for determining our allowance that includes a quarterly review process, risk rating, and adjustment to our allowance. We classify our portfolios as either consumer or commercial and monitor credit risk separately as discussed below. We evaluate the adequacy of our allowance continually based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that we believe require special attention.

The allowance consists of two elements: (1) specific reserves and valuation allowances for individual credits; (2) general reserves for types or portfolios of loans based on historical loan loss experience, judgmentally adjusted for current conditions and credit risk concentrations. All outstanding loans are considered in evaluating the adequacy of the allowance.

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

The allowance for loan losses amounted to $1.7 million at December 31, 2009 and $1.6 million at December 31, 2008. During the year ended December 31, 2009, the Bank had charge-offs of $1.3 million compared to $451,000 for the year ended December 31, 2008. The Bank did not experience any charge-offs prior to 2008.  The total reserve percentage increased to 1.39% at year-end 2009 from 1.31% of loans at December 31, 2008 as a result of the effects of economic conditions on borrowers and values of assets pledged as collateral. Based on an analysis performed by management at December 31, 2009, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

The following table sets forth the specific allocation of the allowance for years ended December 31, 2009 and 2008 and the percentage of allocated possible loan losses in each category to total gross loans:

	As of December 31,
(000's)	2009		2008
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans

Commercial and industrial	$1,285	75.0%	$1,064	65.0%
Consumer installment	23	1.3%	49	3.0%
Real estate — mortgage	318	18.6%	269	16.4%
Real estate — construction	87	5.1%	256	15.6%
Total allowance for loan losses	$1,713	100.00%	$1,638	100.00%
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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Bank’s attractive rates, are attracted from across the nation. The Bank offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week, and a survey of rates among competitors and other financial institutions. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank can not be considered well capitalized, regardless of its capital ratios. Because of FDIC restrictions which took affect on January 1, 2010 for all insured banks which are not well capitalized, the Bank is restricted from offering rates in excess of .75% over the national average rate for various deposit terms as published weekly by the FDIC.  This further affects the Bank’s ability to attract and retain deposits. (See Item A “Risk Factors” for additional discussion regarding our ability to attract and retain deposits).

The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits:

	As of December 31,
	2009			2008
	Average Balance	Percent of Deposits	Average Yield	Average Balance		Average Yield
Noninterest bearing deposits	$9,931	8.4%	0.00%	$13,649	10.0%	0.00%
NOW accounts	1,876	1.6%	0.74%	1,792	1.3%	1.04%
Money market accounts	48,249	40.8%	1.40%	46,722	34.4%	2.62%
Savings accounts	197	0.2%	1.07%	162	0.1%	1.46%
Certificates of deposit less than $100,000	18,607	15.7%	4.34%	27,646	20.4%	4.98%
Certificates of deposit $100,000 or more	39,298	33.3%	4.57%	45,908	33.8%	5.03%

Total average deposits	$118,158	100.00%	3.04%	$135,879	100.00%	4.03%

The following table presents maturity of our time deposits of $100,000 or more at December 31, 2009 and 2008:

	As of December 31,
(000's)	2009	2008

Three months or less	$8,869	$3,345
Over three months through 12 months	10,315	7,557
Over one year through three years	25,724	21,031
Over three years	1,126	5,307

Total	$46,034	$37,240

Liquidity

Our liquidity is its ability to maintain a steady flow of funds to support its ongoing operating, investing and financing activities. Our Board establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective as well as from an asset and liability perspective. We monitor liquidity through a regular review of loan and deposit maturities and forecasts, incorporating this information into a detailed projected cash flow model.

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

The Bank had cash and cash equivalents of $7.3 million, or 5.2% of total assets at December 31, 2009. In addition to the on balance sheet liquidity available, the Bank has lines of credit with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”), which provides the Bank with a source of off-balance sheet liquidity. As of December 31, 2009, the Bank’s established credit line with the FHLB was $18.3 million, or 13.1% of assets, of which $16.0 million was utilized or outstanding. However, a 7 day  advance of $10 million from the FHLB was paid in full on January 7, 2010. The established credit line with the FRB was $22.7 million, or 16.3% of assets, of which none was utilized at December 31, 2009.  The Bank’s trust operations serve in a fiduciary capacity for approximately $773 million in total market value of assets. Some of these custody assets are invested in cash. This cash is maintained either in a third party money market mutual fund (invested predominately in U.S. Treasury securities and other high grade investments) or in a Bank money market account. Only cash which is fully insured by the FDIC is maintained at the Bank. This cash can be moved readily between the Bank and the third party money market mutual fund.  As of December 31, 2009, there was $39.1 million of cash at the third party money market mutual fund available to transfer to the Bank which would be fully FDIC insured for the trust customers of the Bank.

Net Interest Income

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

	2009 vs 2008			2008 vs 2007
(000's)	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Total

Federal Funds Sold	$(197)	$26	$(171)	$(589)	$(205)	$(794)
Securities	(29)	115	86	(23)	7	(16)
Loans, net of reserve	(593)	(670)	(1,263)	(1,532)	1,868	336
Total earning assets	(819)	(529)	(1,348)	(2,144)	1,670	(474)

NOW	(6)	1	(5)	(2)	2	-
Money Market	(573)	21	(552)	(1,021)	(409)	(1,430)
Savings	(1)	-	(1)	0	(2)	(2)
Certificates of deposit $100,000 or less	(171)	(391)	(562)	(127)	659	532
Certificates of deposit $100,000 or more	(213)	(302)	(515)	(200)	1,092	892
Other Borrowings	(2)	48	46	-	3	3
Total Interest-bearing liabilities	(966)	(623)	(1,589)	(1,350)	1,345	(5)

Changes in net interest income	$147	$94	$241	$(794)	$325	$(469)

Net interest income for 2009 increased $241,000, or 4.9%, compared to 2008.  The increase primarily resulted from a decrease in the average interest yield for interest-bearing liabilities and was partly offset by the average yield of earning assets.  The average yield on interest-bearing liabilities decreased to 2.64% for 2009, compared to 4.02% for 2008.

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

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity decreased $2.2 million during 2009 to $11.6 million at December 31, 2009 from $$13.8 million at December 31, 2008. The decrease was primarily due to a net loss for 2009 of $3.8 million. The net loss for 2009 was primarily the result of $1.3 million in net loan charge-offs, a charge of $2.4 million to establish a reserve for consumer restitution in connection with the Agreement with the Comptroller, a reserve of $185,000 representing the estimated cost to administer the restitution, and a charge of $100,000 for the civil money penalty imposed by the Comptroller in connection with the Order (see Item 1A “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments - Regulatory Action.”).

On December 31, 2008, the Company completed its rights offering for 237,504 shares of common stock at a price of $7.50 per share for a total of $1.8 million.  The proceeds from the offering were held in receivership at year end and deposited with the Company on January 7, 2009, partially offsetting the impact of the net losses.

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

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$12,640	11.33%	$8,925	>	8.00%	$11,156	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	11,242	10.08%	4,462	>	4.00%	6,694	>	6.00%

Tier 1 Capital (to Average Assets)	11,242	7.51%	5,988	>	4.00%	7,485	>	5.00%

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$14,400	12.05%	$9,558	>	8.00%	$11,947	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,905	10.80%	4,779	>	4.00%	7,168	>	6.00%

Tier 1 Capital (to Average Assets)	12,905	9.21%	5,603	>	4.00%	7,004	>	5.00%

On July 9, 2008, the Bank announced that it entered into the Stipulation and the 2008 Order with the Comptroller. The 2008 Order was replaced with the Order dated  April 15, 2010 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments - Regulatory Action.”) in which the Bank has agreed to maintain specific capital ratios, among other provisions.. Regardless of the Bank’s capital position, the requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements, irrespective of the Bank’s actual capital ratios. Furthermore, the capital ratios required by the Order are 11.5% total capital to risk weighted assets and 9.00% tier 1 capital to average assets. As of December 31, 2009, the Bank was not in compliance with this requirement with capital ratios of  11.33% and 7.51%, respectively.  In order to comply with those capital ratios, the Bank would have needed an additional $2.3 million of capital based on our average  assets for the quarter ending December 31, 2009.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 2009, the Company had commitments to extend credit and standby letters of credit of approximately $6.8 million and $15,000, respectively.

The following is a summary of the Company’s contractual obligations, including certain on-balance-sheet obligations, at December 31, 2009:

	As of December 31, 2009
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Unused lines of credit	$6,085	$-	$-	$764
Standby letters of credit	15	-	-	-
Operating Leases	292	488	328	145
Certificates of Deposit	27,915	32,765	1,860	-
Total	$34,307	$33,253	$2,188	$909

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

Net interest income was $5.2 million and $4.9 million for the years ended December 31, 2009 and December 31, 2008, respectively. Net interest margin was 3.4% and 3.3% for the years ended December 31, 2009 and 2008, respectively. The increase in net interest income and net interest margin is primarily the result of a decrease in deposit interest rates and increase in borrowed funds with low interest rates.

Total interest income was $8.5 million and $9.8 million for the years ended December 31, 2009 and 2008, respectively. The decrease in interest income was primarily a result of a decrease in interest rates and transfer of approximately $9.7 million in loans to lower yielding securities and fed funds sold. Total average loans and average yield for the year ended December 31, 2009 was $121.0 million and 6.7% compared with $130.7 million and 7.3% for the year ended December 31, 2008.

Total interest expense was $3.3 million and $4.9 million for the year ended December 31, 2009 and 2008, respectively. The decrease in interest expense was a result of a decrease in deposit interest rates and increased volume in low yielding borrowed funds. The average interest rate for interest-bearing liabilities was 2.6% for the year ended December 31, 2009, compared to 4.0% for the same period in 2008.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the years ended December 31, 2009 and 2008.

	Twelve Months Ended December 31,
(000'S)	2009			2008
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve	$120,991	$8,239	6.72%	$130,713	$9,502	7.27%
Federal funds sold	17,930	114	0.63%	13,405	285	2.12%
Securities and other	8,322	145	1.71%	1,680	59	3.51%
Total earning assets	147,243	8,498	5.69%	145,798	9,846	6.75%
Cash and other assets	4,385			4,476
Total assets	$151,628			$150,274

Interest-bearing liabilities
NOW accounts	$1,875	$14	0.74%	$1,792	$19	1.06%
Money market accounts	48,249	673	1.40%	46,722	1,225	2.62%
Savings accounts	197	2	1.07%	162	2	1.23%
Certificates of deposit less than $100,000	18,608	807	4.34%	27,646	1,378	4.98%
Certificates of deposit $100,000 or greater	39,299	1,795	4.57%	45,908	2,302	5.01%
Total interest bearing deposits	108,228	3,291	3.04%	122,230	4,926	4.03%
Borrowed funds	18,379	49	0.27%	268	3	1.11%
Total interest bearing liabilities	126,607	3,340	2.64%	122,498	4,929	4.02%
Noninterest bearing deposits	9,931			13,649
Other liabilities	637			1,035
Stockholders equity	14,453			13,092
Total liabilities and stockholders' equity	$151,628			$150,274

Net interest income		5,158			4,917
Net interest spread			3.05%			2.73%
Net interest margin			3.45%			3.33%

Provision for Loan Losses

The Bank establishes provision for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. For additional information concerning this determination, see the section of this discussion and analysis captioned   “Allowance for Loan and Lease Losses.”

The provision for loan losses for the years ended December 31, 2009 and 2008 were $1.4 million and $417,000, respectively.

Noninterest Income

The components of non-interest income for the years ended December 31, 2009 and 2008 were as follows:

	Year ended December 31,
	2009	2008
Service charges and fees	$116	$203
Trust services	6,846	9,718

	$6,962	$9,921

Non-interest income for the year-ended December 31, 2009 decreased $3.0 million or 29.8%, as compared to 2008. The decrease is due primarily to trust income attributable to the general decline in the market values of assets in trust accounts on which the fees are based.

Noninterest Expenses

For the fiscal year ended December 31, 2009, the Company’s expenses totaled $14.6 million, compared to $14.8 million for 2008.

Salaries and employee benefits remained unchanged at $3.1 million for the year ended December 31, 2009 and 2008.  We had 28 full-time equivalent employees as of December 31, 2009, and 31 employees as of December 31, 2008.

Occupancy and equipment expenses totaled $1.3 million for the year ended December 31, 2009, as compared to $1.2 million for 2008. Expense in both periods is attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Expenses related to trust consulting services were $5.8 million for the year ended December 31, 2009, compared to $8.5 million for 2008. Advisory fees are based on total assets held in custody and are paid to a fund advisor to manage the assets in the trust. Similar to trust income, the decrease in trust expense is directly attributable to the general decline in the market values in trust accounts.

Professional fees were $640,000 for the year ended December 31, 2009, compared to $597,000 for 2008.

Data processing fees were $268,000 for the year ended December 31, 2009, compared to $521,000 for 2008. The $253,000 decrease from prior year is due primarily to lower processing volumes.

Deposit insurance costs increased due to an increase in our rates assessed by the FDIC, including total special assessments of approximately $62,000 in 2009. Our regular FDIC rates have increased due to our capital adequacy levels and financial condition.

Other expenses were $3.5 million for the year ended December 31, 2009, compared to $959,000 for 2008.  The $2.5 million increase from prior year is due to the reserve for consumer restitution in connection with the Agreement with the Comptroller and related accrued expenses (see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Recent Developments - Regulatory Action.”).
Income Taxes

No federal tax expense has been recorded for the fiscal years ended December 31, 2009 and 2008 based upon prior net operating losses and the Company’s carry-forward of those losses. The Company has fully reserved the federal tax benefit of these losses. Cumulative net operating loss available to carry forward for tax purposes amounted to approximately $1.8 million as of December 31, 2009. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Because the registrant is a small business issuer, disclosure under this item is not required.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders

We have audited the accompanying consolidated balance sheets of T Bancshares, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T Bancshares, Inc. as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
April 15, 2010

T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 and 2008

(000's)	2009	2008

ASSETS

Cash and due from banks	$1,216	$1,002
Interest-bearing deposits	5,526	240
Federal funds sold	550	7,215
Total cash and cash equivalents	7,292	8,457

Securities available for sale at estimated fair value	4,005	-
Securities held to maturity at amortized cost	801	981
Securities, restricted at cost	1,281	722
Loans, net of allowance for loan losses of $1,713 and $1,638, respectively	121,419	123,393
Bank premises and equipment, net	793	1,169
Other real estate owned	1,616	-
Other assets	2,204	1,528
Total assets	$139,411	$136,250

LIABILITIES

Demand Deposits:
Noninterest-bearing	$9,428	$10,077
Interest-bearing	36,157	42,407
Time deposits $100,000 and over	46,034	37,240
Other time deposits	16,506	21,372
Total deposits	108,125	111,096

Borrowed funds	16,000	10,500
Other liabilities	3,695	860
Total liabilities	127,820	122,456

SHAREHOLDERS’ EQUITY

Common Stock, $ .01 par value; 10,000,000 shares authorized; 1,941,305 shares issued and outstanding	19	17
Additional paid-in capital	18,537	16,915
Retained deficit	(6,982)	(3,138)
Accumulated other comprehensive income	17	-
Total shareholders' equity	11,591	13,794
Total liabilities and shareholders' equity	$139,411	$136,250

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 and 2008

(000's), except per share amounts	2009	2008

Interest Income

Loan, including fees	$8,239	$9,502
Securities	139	59
Federal funds sold	114	285
Interest-bearing deposits	6	-
Total interest income	8,498	9,846

Interest Expense

Deposits	3,291	4,926
Borrowed funds	49	3
Total interest expense	3,340	4,929

Net interest income	5,158	4,917
Provision for loan losses	1,370	417
Net interest income after provision for loan losses	3,788	4,500

Noninterest Income

Trust income	6,846	9,718
Service fees	116	203
Total noninterest income	6,962	9,921

Noninterest Expense

Salaries and employee benefits	3,077	3,068
Occupancy and equipment	1,285	1,197
Trust expenses	5,809	8,507
Professional fees	640	597
Data processing	268	521
Other	3,515	959
Total noninterest expense	14,594	14,849

Net Loss	$(3,844)	$(428)

Loss per common share:

Basic	(1.99)	(0.25)
Diluted	(1.99)	(0.25)

Weighted average common shares outstanding	1,936,099	1,703,801
Weighted average diluted shares outstanding	1,936,099	1,703,801

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009 and 2008

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total

BALANCE, December 31, 2007	$17	$16,819	$(2,710)	$-	$14,126

Comprehensive loss:
Net loss — YTD			(428)		(428)
Total comprehensive loss					(428)

Stock based compensation		96			96
BALANCE, December 31, 2008	$17	$16,915	$(3,138)	$-	$13,794

Comprehensive loss:
Net loss — YTD			(3,844)		(3,844)
Change in accumulated gain on securities available for sale				17	17
Total comprehensive loss					(3,827)

Net proceeds from rights offering	2	1,519			1,521
Stock based compensation		103			103
BALANCE, December 31, 2009	$19	$18,537	$(6,982)	$17	$11,591

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 and 2008

(000's)	2009	2008

Cash Flows from Operating Activities
Net loss	$(3,844)	$(428)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Provision for loan losses	1,370	417
Depreciation and amortization	458	466
Securities premium amortization (discount accretion), net	57	(15)
Gain on sale of real estate	(1)	-
Stock based compensation	103	96
Change in operating assets and liabilities:
Other assets	(676)	(347)
Other liabilities	2,835	381
Net cash provided by operating activities	302	570

Cash Flows from Investing Activities
Purchase of securities held to maturity	-	(3,003)
Proceeds from principal payments and maturities of securities held to maturity	180	3,000
Purchase of securities available for sale	(56,685)	(50,000)
Proceeds from principal payments, calls and maturities of securities available for sale	2,640	29
Proceeds from sale of securities available for sale	50,000	50,000
Purchase of securities, restricted	(984)	(223)
Proceeds from sale of securities, restricted	425	-
Net change in loans	(1,388)	(3,886)
Proceeds from sale of other real estate	377	-
Purchases of premises and equipment	(82)	(34)
Net cash used in investing activities	(5,517)	(4,117)

Cash Flows from Financing Activities
Net change in demand deposits	(6,899)	(13,707)
Net change in time deposits	3,928	(8,107)
Proceeds from borrowed funds	236,517	10,500
Repayment of borrowed funds	(231,017)	(242)
Net proceeds from rights offering	1,521	-
Net cash (used in) provided by financing activities	4,050	(11,556)

Net change in cash and cash equivalents	(1,165)	(15,103)
Cash and cash equivalents at beginning of period	8,457	23,560

Cash and cash equivalents at end of period	$7,292	$8,457

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$3,316	$4,958
Income taxes	$-	$-
Non-cash transactions:
Transfers from loans to other real estate owned	$1,992	$-

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

The Bank provides a full range of banking services to individuals and corporate customers with two banking facilities serving North Dallas, Addison, Plano, Frisco and surrounding area communities. Additionally, the Bank maintains a loan production office in Southlake. The Bank’s primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, and a variety of consumer loans. At December 31, 2009, the Bank’s loan portfolio consisted of approximately $77.0 million, or 62.6% of the loan portfolio, in loans to dentists and dental practices. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

The Bank also offers traditional fiduciary services primarily to clients of Cain Watters & Associates P.C. The Bank, Cain Watters & Associates P.C., and III:I Financial Management Research, L.P. have entered into an advisory services agreement related to the trust operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period, as well as the disclosures provided. Changes in assumptions or in market conditions could significantly affect the estimates. The determination of the allowance for loan losses, the fair value of stock options, the fair values of financial instruments and other real estate owned, and the status of contingencies are particularly susceptible to significant change in recorded amounts.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to significant credit risk on cash and cash equivalents.

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, deposits with other financial institutions, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions.

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

As a result of applying FASB ASC Topic 718, the Company recorded $103,000 and $96,000 in compensation expense for the years ended December 31, 2009 and December 31, 2008, respectively, in connection with the Stock Incentive Plan. This amount is not reduced by related deferred tax assets since all deferred tax assets are impaired as of December 31, 2009 (see Note 10). As of December 31, 2009 there was $149,000 of total unrecognized compensation cost related to non-vested equity-based compensation awards expected to vest.

Income Taxes

The Company accounts for income taxes utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has provided a 100% valuation allowance for its net deferred tax asset due to the Company’s net operating loss carry-forward of approximately $1.8 million as of December 31, 2009.

The Company accounts for uncertainties in income taxes in accordance with current accounting guidance which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. No uncertain tax positions have been recognized.

The Company files income tax returns in the U.S. federal jurisdiction and the Texas state jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.

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

The Company reported a net loss for the year ended December 31, 2009. The dilutive effect of 195,500 outstanding options and 96,750 outstanding warrants for the year ended December 31, 2009, is not considered in the per share calculations for these periods as the impact would have been anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity.  Accumulated comprehensive income (loss), net for the year ended December 31, 2009 and 2008 is reported in the accompanying consolidated statements of changes in stockholders’ equity.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements, except that expanded disclosure has been made as reflected in Note 15.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 15 - Fair Value Measurements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Subsequently, ASU 2010-09 “Amendments to Certain Recognition and Disclosure Requirements” was issued.  This guidance, as amended, defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Corporation’s financial statements for periods ending after June 15, 2009.  ASU 2010-09 was adopted upon issuance.  Adoption did not have a significant impact on the Corporation’s financial statements.

NOTE 2. SECURITIES

Year-end securities held to maturity and available for sale consisted of the following:

	December 31, 2009
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale:
U.S. Government Agencies	$3,988	$20	$3	$4,005

Securities Held to Maturity:
U.S. Government Agencies	$801	$29	$-	$830

Securities, restricted
Other	$1,281	$-	$-	$1,281

	December 31, 2008
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities Held to Maturity:
U.S. Government Agencies	$981	$31	$-	$1,012

Securities, restricted:
Other	$722	$-	$-	$722

Securities, restricted consists of Federal Reserve Bank stock and Federal Home Loan Bank stock and are carried at cost.

Securities with a carrying value of $601,000 and $981,000 at December 31, 2009 and 2008 were pledged to the Company’s trust department.  Securities with a carrying value of $4.2 million at December 31, 2009 were pledged to secure borrowings at the Federal Home Loan Bank in Dallas.  No securities were pledged to secure borrowings at December 31, 2008.

The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2009 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Management does not believe any of the securities are impaired due to reasons of credit quality.

	Held to Maturity				Available for Sale
(000's)	Amortized Cost		Estimated Fair Value		Amortized Cost	Estimated Fair Value

Due in one year or less	$		$		$1,002	$1,003
Due after one year through five years:					1,000	1,003
Due after five years through ten years		-		-	-	-
Due after ten years
Mortgage-backed securities		801		830	1,986	1,999

Total		$801		$830	$3,988	$4,005

NOTE 3. LOANS

Major classifications of loans are as follows:

(000's)	December 31, 2009	December 31, 2008

Commercial and industrial	$88,920	$81,342
Consumer installment	1,852	3,799
Real estate — mortgage	25,464	20,543
Real estate — construction	7,045	19,481
Other	2	12

	123,283	125,177

Less allowance for loan losses	1,713	1,638
Less deferred loan fees	151	146

Net loans	$121,419	$123,393

The change in the allowance for loan losses is as follows:

(000's)	December 31, 2009	December 31, 2008

Balance at beginning of period	$1,638	$1,600
Provision charged to operations	1,369	417
Loans charged off	1,303	451
Recoveries of loans previously charged off	9	72

Balance at end of period	$1,713	$1,638

	December 31,	December 31,
(000's)	2009	2008

Impaired loans were as follows:
Year end loans with allowance allocated	$1,426	$409
Year end loans with no allowance allocated	3,637	-
Impaired loans	5,063	409

Amount of allowance allocated	180	53

Average of impaired loans during the year	4,392	268

Interest income recognized during impairment	121	-

Loans past due 90 days still on accrual	-	1,328
Non-accrual loans	3,788	3,253
Total non-performing loans	$3,788	$4,581

NOTE 4. BANK PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

(000's)	December 31, 2009	December 31, 2008

Leasehold improvements	$929	$929
Furniture and equipment	1,876	1,794
	2,805	2,723

Less: accumulated depreciation	2,012	1,554
Balance at end of period	$793	$1,169

Depreciation expense, including amortization of leasehold improvements, was $458,000 and $466,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE 5. OTHER ASSETS

Other assets, including accrued interest receivable, as of December 31, 2009 and 2008, were as follows:

(000's)	December 31, 2009	December 31, 2008

Prepaid assets	1,136	267
Accounts receivable – trust fees	640	509
Accrued interest receivable	397	472
Capitalized rights offering costs	-	242
Other	31	38
Total	$2,204	$1,528

NOTE 6. DEPOSITS

Deposits at December 31, 2009 and 2008 are summarized as follows:

(000's)	December 31, 2009		December 31, 2008

Noninterest bearing demand	$9,428	9%	$10,077	9%
Interest bearing demand (NOW)	1,960	2%	1,899	2%
Money market accounts	34,006	31%	40,333	36%
Savings accounts	191	0%	175	0%
Certificates of deposit, less than $100,000	16,506	15%	21,372	19%
Certificates of deposit, greater than $100,000	46,034	43%	37,240	34%
Total	$108,125	100%	$111,096	100%

At December 31, 2009, the scheduled maturities of certificates of deposit were as follows:

2010	27,915
2011	22,960
2012	9,805
2013	1,549
2014	311
Total	$62,540

NOTE 7. BORROWED FUNDS

Borrowed funds as of December 31, 2009 and December 31, 2008, were as follows:

(000's)	December 31, 2009	December 31, 2008

Federal Home Loan Bank	$16,000	$-
Federal Reserve Bank	-	10,500
	$16,000	$10,500

At December 31, 2009, borrowed funds consisted of a $3.0 million advance and a $13.0 million advance from the Federal Home Loan Bank. The loans have a term of 1 year and 7 days and mature on October 28, 2010 and January 7, 2010, respectively. The interest rates for the loans are fixed at 0.47% and 0.10%. The Company has a $22.7 million credit line with the Federal Reserve Bank, secured by $39.6 million in pledged commercial and industrial loans, and an $18.3 million credit line with the Federal Home Loan Bank, secured by $14.1 million in pledged real estate loans and $4.2 million in pledged securities.

NOTE 8. OTHER LIABILITIES

Other liabilities as of December 31, 2009 and December 31, 2008, were as follows:

(000's)	December 31, 2009	December 31, 2008

Reserve for OCC Settlement	$2,685	$-
Trust Advisor Fees Payable	522	453
Interest Payable	101	125
Incentive Compensation	51	67
Audit Fees	38	97
Franchise & Property Taxes	37	37
Legal	28	-
Other Accruals	233	81

	$3,695	$860

NOTE 9. BENEFIT PLANS

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. In 2007, the Company implemented a 401K plan, which provides for contributions by employees. As of December 31, 2009, the Company had no plans to match employee contributions.

NOTE 10. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

(000s)	2009	2008

Income tax expense (benefit) was as follows:
Current federal taxable income	$-	$-
NOL utilized	-	-
Total current taxes due	-	-

Deferred federal tax provision (benefit)	1,296	24
Valuation allowance	(1,296)	(24)
	$-	$-

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2009 and 2008:

U.S. statutory rate	34.0%
Valuation Allowance	-34.0%

Effective tax rate	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(000s)	2009	2008

Deferred tax assets:
Organizational costs	$-	$66
Stock-based compensation	114	80
Allowance for loan losses	583	557
FAS91 fees	51	50
Accrued liabilities	913	-
Net operating loss carryforward	599	258
Total deferred tax asset	2,260	1,011
Deferred tax liabilities:
Depreciation and amortization	(70)	(117)
	2,190	894
Less valuation allowance for net deferred tax asset	(2,190)	(894)
	$-	$-

Management has provided a 100% valuation allowance for its net deferred tax asset. For year ended December 31, 2009, the Company had a taxable loss of $1.0 million, which increased the net tax operating loss carry-forward to $1.8 million.  The net operating loss carry-forward will fully expire in 2029 if not used. For year ended December 31, 2008, the Company produced taxable loss of $453,000.

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2009, management believes it is more likely than not that the Company will not realize the benefits of those deductible differences.

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

As of December 31, 2009 and December 31, 2008, options to purchase a total of 195,500 and 205,500 had been issued with an average exercise price of $10.03 and $9.87, respectively. These options vest through September 2013.

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

The following is a summary of activity in the Company’s Stock Incentive Plan for 2009 and 2008:

	2009		2008
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the year	205,500	$9.87	196,000	$10.44
Granted	-	-	32,000	6.53
Exercised	-	-	-	-
Expired / forfeited	10,000	6.75	22,500	10.06

Outstanding at end of period	195,500	$10.03	205,500	$9.87
Exercisable at end of period	155,900	$10.13	116,800	$10.16
Available for grant at end of period	53,500		43,500

	2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1	88,700	$2.78	101,900	$2.93
Granted	-	-	32,000	1.96
Vested	39,100	2.37	34,700	2.58
Forfeited	10,000	2.01	10,500	2.54

Nonvested at December 31	39,600	$3.24	88,700	$2.78

There were no options granted during 2009. The weighted average grant date fair value per option granted during 2008 was $1.96. The Company has 53,500 options available for grant at December 31, 2009. As of December 31, 2009 approximately $149,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements to be recognized over the average vesting period of 2.9 years.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2009	2008

Risk-free interest rate	n/a	2%
Dividend yield	n/a	0%
Expected stock price volatility	n/a	25%
Expected term	n/a	6.5 years

All options carry exercise prices ranging from $6.00 to $13.00. At December 31, 2009, there were 155,900 exercisable options with no intrinsic value as the exercise price exceeded the stock price.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and remain outstanding at December 31, 2009. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014.

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

At December 31, 2009, the Company had commitments to extend credit and standby letters of credit of approximately $6.8 million and $15,000, respectively. At December 31, 2008, the Company had commitments to extend credit and standby letters of credit of approximately $6.5 million and $12,000, respectively.

The Company has three lease agreements, which expire on or before 2014. In addition to the leases for office space, the Company also leases various pieces of office equipment under short-term agreements. The following table summarizes loan commitments and minimum rental commitments for office space leases as of December 31, 2009:

	As of December 31, 2009
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Unused lines of credit	$6,085	$-	$-	$764
Standby letters of credit	15	-	-	-
Operating Leases	292	488	328	145
Total	$6,392	$488	$328	$909

Lease expense for the years ended December 31, 2009 and 2008 was $286,000 and $285,000, respectively.

Employment Agreements

The Company has entered into employment agreements with two officers of the Bank, Steve Jones and Patrick Howard. The agreements are for an initial one-year term and are automatically renewable for an additional one-year term unless either party elects not to renew.

The agreement for Mr. Howard provides for compensation and benefits including the issuance of options to acquire up to 25,000 shares of the Company’s common stock at $13.00 per share, exercisable within ten years from the date of grant. At December 31, 2009, these options were issued and outstanding under the stock option plan disclosed in Note 11.

NOTE 13. RELATED PARTIES

The Company purchased corporate insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. Premiums paid totaled $91,000 and $73,000 for the years ended December 31, 2009 and 2008, respectfully.

The Company purchased employee benefit insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the years ended December 31, 2009 and 2008 those premiums totaled $212,000 and $214,000 respectively.

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

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "Order") with the Comptroller (the "OCC"). The Stipulation and the Order were based on the Comptroller's findings during its examination as of September 30, 2007. As part of the Order, the Bank has agreed to strengthen its Bank Secrecy Act ("BSA") internal controls, revise and implement changes to its internal BSA audit program, maintain specific capital ratios and correct any violations of law. Therefore, regardless of the Bank’s capital position, the requirement in the Order to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of December 31, 2009. The capital ratios required by the Order are 11.5% Total Capital to Risk Weighted Assets and 9.00% Tier 1 Capital to Average Assets. As of December 31, 2009, the Bank was in compliance with both ratios.

To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$12,640	11.33%	$8,925	>	8.00%	$11,156	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	11,242	10.08%	4,462	>	4.00%	6,694	>	6.00%

Tier 1 Capital (to Average Assets)	11,242	7.51%	5,988	>	4.00%	7,485	>	5.00%

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$14,400	12.05%	$9,558	>	8.00%	$11,947	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	12,905	10.80%	4,779	>	4.00%	7,168	>	6.00%

Tier 1 Capital (to Average Assets)	12,905	9.21%	5,603	>	4.00%	7,004	>	5.00%

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes financial and nonfinancial assets measured at fair value as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. government agencies and corporations	$—	$4,005	$—	$4,005
Other Assets:
OREO	—	1,616	—	1,616

Non-financial assets measured at fair value on a non-recurring basis include OREO. Certain OREO assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the OREO asset. The fair value of an OREO asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data.  In connection with the measurement and initial recognition of the OREO assets, the Company recognized charge-offs of the allowance for loan losses totaling $1.4 million, which has been recorded on the consolidated statement of income through the provision for loan losses.

Carrying amount and estimated fair values of financial instruments were as follows at year end:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$7,292	$7,292	$8,457	$8,457
Securities available for sale	4,005	4,005	-	-
Loans, net	121,419	120,702	123,393	122,694
Accrued interest receivable	397	397	472	472

Financial liabilities
Deposits	108,125	108,685	111,096	111,424
Accrued interest payable	101	101	125	125

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

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEET

(000's)	December 31, 2009	December 31, 2008

ASSETS

Cash and due from banks	$367	$333
Due from subsidiary	-	333
Other assets	-	242
Investment in subsidiary	11,259	12,905

Total assets	$11,626	$13,813

LIABILITIES AND CAPITAL

Accounts payable	35	19
Capital	11,591	13,794

Total liabilities and capital	$11,626	$13,813

T BANCSHARES, INC.
CONDENSED STATEMENT OF INCOME
YEARS ENDED DECEMBER 31,

(000's)	2009	2008

Equity in (loss) income from subsidiary	$(3,663)	$(189)

Noninterest expense:
Professional and administrative	78	143
Stock options	103	96
Total noninterest expenses	181	239

Net (loss) income	$(3,844)	$(428)

NOTE 17. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS cont’d

T BANCSHARES, INC.
CONDENSED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31,

(000's)	2009	2008

Cash Flows from Operating Activities

Net Income	$(3,844)	$(428)
Adjustments to reconcile net income to net cash used by operating activities:

Equity in loss (earnings) of Bank	3,663	189
Stock based compensation	103	96
Net change in other assets	333	(44)
Net change in other liabilities	16	19
Net cash used by operating activities	271	(168)

Cash Flows from Investing Activities

Proceeds from sale of premises and equipment	-	-
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities

Proceeds from rights offering	1,763	-
Contribution to bank	(2,000)	-
Payment of capitalized rights offering costs	-	(242)
Net cash provided by financing activities	(237)	(242)

Net change in cash and cash equivalents	34	(410)
Cash and cash equivalents at beginning of period	333	743

Cash and cash equivalents at end of period	$367	$333

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

NOTE 18. SUBSEQUENT EVENTS

In preparing the financial statements, the Company has evaluated, for potential disclosure, events or transactions subsequent to the end of the most recent annual period through the issuance date of these financial statements.

Regulatory Action
The Bank was recently informed by the Comptroller that the Comptroller intended to institute an enforcement action for alleged violations of the Federal Trade Commission Act in connection with certain merchants and a payment processor that were Bank customers between September 1, 2006 and August 27, 2007.   The Comptroller proposed that the Bank enter into a formal agreement with the Comptroller (the “Agreement”) and a consent order for a civil money penalty (the “Order”) payable by the Bank to resolve the Comptroller’s allegations.

The Bank terminated all business relationships with the merchants and the payment processor on August 27, 2007. The Comptroller alleges that the merchants and the payment processor defrauded consumers and is seeking restitution of such consumers from the Bank, asserting that by accepting consumer payments for deposit from the merchants and introducing those payments into the payment clearing system, the Bank materially aided the merchants and the payment processor in the alleged fraudulent activity.

Because the cost of defending a regulatory enforcement action is likely to be significant, would likely take a protracted timeframe, and we cannot be certain of a favorable outcome to the Bank, we determined (and currently still believe) that negotiating a settlement with the Comptroller is in the best interest of the Bank.  Accordingly, we have over recent months been in discussion with the Comptroller about settling these claims.  We have over the past few weeks devoted first priority to these discussions, with the expectation that this priority would result in a settlement with the Comptroller prior to issuing our year-end 2009 financial statements.

On April 15, 2010, the Bank executed an Agreement and Order containing the general terms outlined as follows:

•	deposit $5.1 million for consumer restitution charged by the merchants to eligible consumers;
•	Provide for a civil money penalty of $100,000;
•	require the Bank to retain an independent claims administrator to locate and arrange for the issuance of individual consumer checks to the identified eligible consumers;
•
terminate the Consent Order dated July 9, 2008, between the Bank and the Comptroller, which contained provisions requiring the Bank to establish a satisfactory program to ensure compliance with the Bank Secrecy Act and established minimum capital ratios;

•	require the Bank to establish a capital plan which, among other provisions, details the Bank’s plan to achieve tier 1 capital ratio of 9% and total risk based capital ratio of 11.5%;
•	require the Bank to develop a written program designed to reduce the level of criticized assets;
•	require the Bank to develop and implement an asset liquidity enhancement plan designed to increase the amount of asset liquidity maintained by the Bank, including a loan to deposit ratio of 85%; and
•	require the Bank to develop a written profit plan to improve and sustain the earnings of the Bank.

Although we do not know at this time the precise amounts that would ultimately be payable by us under the terms of the Agreement, we expect that any such settlement would ultimately require the Bank to, among other things, pay a significant and material restitution payment which we have estimated to be $2.4 million.  Further, there is no assurance that the Bank would be able to comply with all of the requirements of the Agreement and Order, including meeting the stated capital requirements contained therein.  Nor is there assurance that, should the Bank pay significant and material amounts of restitution and/or civil money penalties, the short and long term financial condition, results of operations, liquidity, and/or prospects of the Bank, upon which the Company is dependent, will not be materially adversely, and irreparably, impacted.

In determining the amount of funds that the Bank needs to reserve to make restitution payments to consumers under the Agreement, management has made certain assumptions regarding the number of consumers who elect to accept restitution checks and the ability of the Bank and its claim processor to locate consumers.  Based on such assumptions, management concluded that it is possible that the Bank will be liable for an amount that is up to $5.1 million, while the Agreement does not limit the liability to this amount.  However, until the restitution process is fully investigated, formulated, and approved by the Comptroller, the Company has estimated that the amount of restitution would not exceed the $5.1 million set forth in the Agreement.  In addition, certain consumers purchased products or services from a merchant that is currently in litigation with the Federal Trade Commission (“FTC”), which management believes represents approximately $1.6 million of the $5.1 million set forth in the Agreement.  We do not have enough information to estimate the probability of outcome of the FTC litigation with the merchant. Additionally, we cannot estimate the amount, if any, of restitution that the merchant or FTC may pay the consumers of this merchant which, if paid, would reduce the Bank’s possible liability to $3.5 million. Because our Agreement with the Comptroller stipulates that the Bank will not be responsible for the $1.6 million if the FTC or the merchant ultimately pay the consumers, we have not included this amount in our estimate of the appropriate reserve.

Based on the information available to management regarding actual historical rates that restitution checks are ultimately negotiated by consumers, management’s estimate is that approximately 68% of the total potential exposure will be realized. Therefore, management believes the appropriate reserve to accrue for restitution is 68% of $3.5 million, or $2.4 million.  We have estimated and accrued an expense of $185,000 representing the estimated cost to administer the restitution based on information  from our claims administrator, and accrued an expense of $100,000 for the civil money penalty to be imposed by the Comptroller in connection with the Order. This expected reserve and accrued expenses we believe represents a reasonable estimate under FASB ASC Topic 450 of liability based on the facts and circumstances as we understand them today.  However, we can not assure you that this estimate of the required reserve will not change due to the risk factors described in Item 1A. If management’s estimates prove inaccurate, the Bank may be required to recognize additional payments on restitution checks.  As a result, our financial condition and results of operation may be materially adversely affected.

As a result of the impact on the financial statements and capital of the Bank of the settlement with the OCC, we will look to raise additional capital through multiple avenues, including focused expense reductions, optimizing our balance sheet for loans and deposits and increasing net interest income and ultimately improving the overall earnings of the Company. A number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the negative impact of the mortgage loan market, non-agency mortgage-backed security market, and deteriorating economic conditions, which may diminish our ability to raise additional capital.

We will conduct a comprehensive review of the operational expenses of the Bank to identify targeted opportunities where expenses can be reduced without adversely impacting operational effectiveness, which may result in improvements to net operating income. We will review assets and liabilities for strategic enhancements to the balance sheet structure, focusing on enhancing net interest income. We will evaluate opportunities to retain existing earning assets against available asset acquisition strategies to determine if, within acceptable risk tolerance levels, higher yielding assets can replace lower yielding assets without effecting balance sheet growth. We will continue to pursue our aggressive strategy in place to address non-performing and classified loans to reduce the levels of those assets or, alternatively to return the loans to performing status.

Loan Losses
During the first quarter of 2010, we expect losses of approximately $1.16 million primarily related to one large loan and two smaller loans.  The events and factors leading to the expected losses on these loans occurred during the first quarter of 2010. We have written the loans down to an amount that Bank believes it can collect. This has resulted in a preliminary estimated addition to the provision for loan losses of  $1.3 million. This would  increase our allowance for loan losses  from 1.39% of total loans as of December 31, 2009 to 1.59% of total loans as of March 31, 2010.

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

Our management, including the principal executive officer and acting co-principal financial officers, does not expect that our Disclosure Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our chief executive officer and acting co-principal financial officers have concluded that our Disclosure Controls are effective at a reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of December 31, 2009, the Company’s internal controls over financial reporting are effective.

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

Information concerning the Company’s directors and executive officers will appear in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees of the Company and the Bank. The Code of Conduct and Ethics will appear in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption “Code of Ethics.” Such information is incorporated herein by reference.

Section 16A Beneficial Ownership Reporting Compliance

Item 11.	Executive Compensation.

Information in response to this item will appear in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information concerning security ownership of certain beneficial owners and management will appear in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information concerning certain relationships and related transactions will appear in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information concerning principal accounting fees and services will appear in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws of Registrant (1)
10.1	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) 2005 Incentive Plan (2)(3)
10.2	Form of Incentive Stock Option Agreement (2)(3)
10.3	Form of Non-Qualified Stock Option Agreement (2)(3)
10.4	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Organizers' Warrant Agreement dated November 2, 2004 (1)
10.5	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Shareholders' Warrant Agreement dated November 2, 2004 (1)

10.6	Extension of term of initial Shareholder Warrants (1)
10.7	Form of Employment Agreement by and between T Bancshares, Inc. and Patrick Howard (1)(3)
10.8	Form of Employment Agreement by and between T Bancshares, Inc. and Steve Jones (1)(3)
10.9	Agreement between T Bank, N.A. and the Office of the Comptroller of the Currency, dated April 15, 2010*
10.10	Consent Order for Civil Money Penalty of T Bank, N.A., dated April 15, 2010*
21	Subsidiaries of T Bancshares, Inc. (2) *
23	Consent of Weaver and Tidwell L.L.P.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act*

(1)	Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 and as amended on June 11, 2007 (file no. 333-111153).

(2)	Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant with the SEC on September 20, 2005 (file no. 333-128456).

(3)	Indicates a compensatory plan or contract.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Dated:	April 15, 2010	By:	/s/ Patrick G. Adams
Patrick G. Adams

Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick G. Adams	Director and Principal Executive	April 15, 2010
Patrick G. Adams	Officer

/s/ Stanley E. Allred	Director	April 15, 2010
Stanley E. Allred

/s/ Dan Basso	Director	April 15, 2010
Dan Basso

/s/ Frankie Basso	Director	April 15, 2010
Frankie Basso

/s/ David Carstens	Director	April 15, 2010
David Carstens

/s/ Ron Denheyer	Director	April 15, 2010
Ron Denheyer

/s/ Patrick Howard	Director	April 15, 2010
Patrick Howard

/s/ Eric Langford	Director	April 15, 2010
Eric Langford

/s/ Steven M. Lugar	Director	April 15, 2010
Steven M. Lugar, CFP

SIGNATURE	TITLE	DATE

/s/ Charles M. Mapes, III	Director	April 15, 2010
Charles M. Mapes, III

/s/ Thomas McDougal	Director	April 15, 2010
Thomas McDougal, DDS

/s/ Anthony Pusateri	Director	April 15, 2010
Anthony Pusateri

/s/ Gordon R. Youngblood	Director	April 15, 2010
Gordon R. Youngblood

/s/ Cyvia Noble	Director	April 15, 2010
Cyvia Noble

/s/ Steven Jones	Director	April 15, 2010
Steven Jones