Form 10-Q
period 2010-03-31
T Bancshares, Inc.
filed 2010-05-17
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the issuer’s Common Stock as of May 13, 2010, was 1,941,305 shares.

Transitional Small Business Disclosure Format (check one)   Yes  ☐ No  ☒

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000's)	March 31, 2010	December 31, 2009
	(unaudited)

ASSETS

Cash and due from banks	$1,631	$1,216
Interest-bearing deposits	1,835	5,526
Federal funds sold	110	550
Total cash and cash equivalents	3,576	7,292

Securities available for sale at estimated fair value	2,729	4,005
Securities held to maturity at amortized cost	753	801
Securities, restricted at cost	1,282	1,281
Loans, net of allowance for loan losses of $1,956 and $1,713, respectively	120,609	121,419
Bank premises and equipment, net	723	793
Other real estate owned	1,616	1,616
Other assets	2,228	2,204
Total assets	$133,516	$139,411

LIABILITIES

Demand Deposits:
Noninterest-bearing	$8,811	$9,428
Interest-bearing	35,241	36,157
Time deposits $100,000 and over	41,906	46,034
Other time deposits	14,522	16,506
Total deposits	100,480	108,125

Borrowed funds	19,000	16,000
Other liabilities	3,615	3,695
Total liabilities	123,095	127,820

SHAREHOLDERS’ EQUITY

Common Stock, $ .01 par value; 10,000,000 shares authorized; 1,941,305 shares issued and outstanding	19	19
Additional paid-in capital	18,548	18,537
Retained deficit	(8,162)	(6,982)
Accumulated other comprehensive income	16	17
Total shareholders' equity	10,421	11,591
Total liabilities and shareholders' equity	$133,516	$139,411

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(000's) except earnings per share	Three Months Ended March 31,
	2010	2009
Interest Income

Loan, including fees	$1,998	$2,073
Securities	35	19
Federal funds sold	-	20
Interest-bearing deposits	6	-
Total interest income	2,039	2,112

Interest Expense

Deposits	718	836
Borrowed funds	5	14
Total interest expense	723	850

Net interest income	1,316	1,262
Provision for loan losses	1,303	118

Net interest income after provision for loan losses	13	1,144

Noninterest Income

Trust income	1,891	1,556
Service fees	39	24
Total noninterest income	1,930	1,580

Noninterest Expense

Salaries and employee benefits	750	812
Occupancy and equipment	276	298
Trust expenses	1,606	1,354
Professional fees	250	99
Data processing	59	116
Other	182	217
Total noninterest expense	3,123	2,896

Net Income (Loss)	$(1,180)	$(172)

Earning (Loss) per common share:
Basic	(0.61)	(0.09)
Diluted	(0.61)	(0.09)

Weighted average common shares outstanding	1,941,305	1,920,194
Weighted average diluted shares outstanding	1,941,305	1,920,194

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2009	$17	$16,915	$(3,138)	$-	$13,794

Comprehensive loss:
Net loss — YTD			(3,844)		(3,844)
Change in accumulated gain on securities available for sale				17	17
Total comprehensive loss					(3,827)

Net proceeds from rights offering	2	1,519			1,521
Stock based compensation		103			103
BALANCE, December 31, 2009	$19	$18,537	$(6,982)	$17	$11,591

BALANCE, January 1, 2010	$19	$18,537	$(6,982)	$17	$11,591

Comprehensive loss:
Net loss — YTD			(1,180)		(1,180)
Change in accumulated gain on securities available for sale				-	-
Total comprehensive loss					(1,180)
Stock based compensation		10			10
BALANCE, March 31, 2010	$19	$18,547	$(8,162)	$17	$10,421

See accompanying notes to consolidated financial statements

 T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(000's)	2010	2009
Cash Flows from Operating Activities
Net loss	$(1,180)	$(172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,303	118
Depreciation and amortization	84	118
Net amortization/(accretion) of securities	18	-
Stock based compensation	10	27
Net change in other assets	(24)	321
Net change in other liabilities	(80)	28

Net cash provided by operating activities	131	440

Cash Flows from Investing Activities
Principal payments and maturities of securities held to maturity	48	30
Purchase of securities available for sale	(1,000)	(1,000)
Principal payments, calls and maturities of securities available for sale	2,258	-
Purchase of securities, restricted, net	(1)	(402)
Net change in loans	(493)	126
Proceeds from sale of other real estate owned	-	-
Purchases of premises and equipment	(14)	(79)

Net cash provided by (used in) investing activities	798	(1,325)

Cash Flows from Financing Activities
Net change in demand deposits	(1,533)	(10,877)
Net change in time deposits	(6,112)	(3,372)
Proceeds from borrowed funds	16,000	70,950
Repayment of borrowed funds	(13,000)	(58,450)
Net proceeds from rights offering	-	1,521

Net cash used in financing activities	(4,645)	(228)

Net change in cash and cash equivalents	(3,716)	(1,113)
Cash and cash equivalents at beginning of period	7,292	8,457

Cash and cash equivalents at end of period	$3,576	$7,344

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$745	$810
Income taxes	$-	$-
Non-cash transactions:
Transfers from loans to other real estate owned	$-	$955

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

Certain reclassifications have been made to the 2009 financial statements from their original presentation to conform with the 2010 financial statement presentation.  These reclassifications had no effect on shareholders’ equity or net loss for the three months ended March 31, 2009.

In preparing these condensed consolidated interim financial statements, the Company has evaluated, for potential recognition or disclosure, events or transactions subsequent to the end of the most recent quarterly period through the issuance date of these condensed consolidated interim financial statements.  No such transactions or events resulted in additional recognition or disclosure.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Subsequently, ASU 2010-09 “Amendments to Certain Recognition and Disclosure Requirements” was issued.  This guidance, as amended, defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009.  ASU 2010-09 was adopted upon issuance.  Adoption did not have a significant impact on the Company’s financial statements.

NOTE 3.  LOANS

Loans held in portfolio consisted of the following:

(000's)	March 31, 2010	December 31, 2009
Commercial and industrial	$88,798	$88,920
Consumer installment	1,133	1,852
Real estate — mortgage	24,780	25,464
Real estate — construction	8,007	7,045
Other	2	2

Total loans	122,720	123,283

Less allowance for loan losses	1,956	1,713
Less deferred loan fees	155	151

Net loans	$120,609	$121,419

The change in the allowance for loan losses is as follows:

(000's)	March 31, 2010	December 31, 2009
Balance at beginning of period	$1,713	$1,638
Provision charged to operations	1,303	1,369
Loans charged off	(1,090)	(1,303)
Recoveries of loans previously charged off	30	9

Balance at end of period	$1,956	$1,713

At March 31, 2010, there were $4.7 million of nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest, and at December 31, 2009, there were $3.8 million of nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest.

NOTE 4. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	March 31, 2010
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities Available for Sale:
U.S. Government Agencies	$2,713	$18	$2	$2,729

Securities Held to Maturity:
U.S. Government Agencies	$753	$37	$-	$790

Securities, restricted
Other	$1,282	$-	$-	$1,282

	December 31, 2009
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities Available for Sale:
U.S. Government Agencies	$3,988	$20	$-	$4,005

Securities Held to Maturity:
U.S. Government Agencies	$801	$29	$3	$830

Securities, restricted:
Other	$1,281	$-	$-	$1,281

At March 31, 2010 securities with market value of $2.7 million were pledged against borrowed funds at the Federal Home Loan Bank of Dallas, and one security with market value of $790,000 was pledged against trust deposit balances held at the bank.   Our subsidiary, T Bank, N.A. (the “Bank”), held Federal Reserve Bank of Dallas stock in the amount of $420,000 at March 31, 2010 and December 31, 2009. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $861,700 and $861,000 at March 31, 2010 and December 31, 2009, respectively. Both stocks are carried at cost and are reported as securities, restricted in the table above.

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts has terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at March 31, 2010 and December 31, 2009 were as follows:

(000's)	March 31, 2010	December 31, 2009
Leasehold improvements	$929	$929
Furniture and equipment	1,890	1,876
	2,819	2,805
Less: accumulated depreciation	2,096	2,012
Balance at end of period	$723	$793

NOTE 7. OTHER REAL ESTATE OWNED AND OTHER ASSETS

Other assets consisted of the following at March 31, 2010 and December 31, 2009:

(000's)	March 31, 2010	December 31, 2009
Accounts receivable – trust fees	639	640
Accrued interest receivable	400	397
Prepaid assets	1,163	1,136
Capitalized rights offering costs	-	-
Other	26	31
	$2,228	$2,204

Other Real Estate Owned (“OREO”) consists of two properties at March 31, 2010, which are recorded at lower of cost or fair value.  The OREO assets are actively being marketed, and disposal of the assets is anticipated to occur prior to December 31, 2010.

NOTE 8. DEPOSITS

Deposits are summarized as follows: [The highlighted balances seemed switched from one quarter to the next]

(000's)	As of March 31, 2010		As of December 31, 2009
Noninterest bearing demand	$8,811	9%	$9,428	9%
Interest bearing demand (NOW)	2,418	2%	1,960	2%
Money market accounts	32,629	32%	34,006	31%
Savings accounts	194	0%	191	0%
Certificates of deposit, $100,000 and greater	41,906	42%	46,034	43%
Certificates of deposit, less than $100,000	14,522	15%	16,506	15%
	$100,480	100%	$108,125	100%

At March 31, 2010, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2010	$15,921
2011	27,093
2012	11,481
2013	1,620
2014	313
Total	$56,428

NOTE 9.  BORROWED FUNDS

Borrowed funds as of March 31, 2010 and December 31, 2009, were as follows:

(000's)	March 31, 2010	December 31, 2009
Federal Home Loan Bank Advance	$15,000	$16,000
Federal Reserve Bank Advance	4,000	-
Total	$19,000	$16,000

At March 31, 2010, borrowed funds consisted of a $3.0 million advance and a $12.0 million advance from the Federal Home Loan Bank of Dallas. The loans have a term of 1 year and 1 day and mature on October 28, 2010 and April 1, 2010, respectively. The interest rates for the loans are fixed at 0.47% and 0.12%, respectively.  The Bank also had a $4.0 million advance from the Federal Reserve Bank of Dallas at March 31, 2010.  The loan had a term of 1 day and a fixed rate of 0.75%. The Company has a $24.2 million credit line with the Federal Reserve Bank, which is secured by $37.5 million in pledged commercial and industrial loans, and $17.8 million credit line with the Federal Home Loan Bank which is secured by $21.7 million in pledged real estate loans and $2.7 million in securities.

NOTE 10. OTHER LIABLITIES

The following comprised other liabilities at March 31, 2010 and December 31, 2009:

(000's)	March 31, 2010	December 31, 2009
Reserve for OCC Settlement	$2,685	$2,685
Trust Advisor Fees Payable	531	522
Interest Payable	123	101
Audit Fees	35	38
Incentive Compensation	40	51
Legal	140	28
Franchise & Property Taxes	20	37
Other Accruals	41	233
	$3,615	$3,695

NOTE 11. INCOME TAXES

No federal income tax expense has been recorded for the quarter ended March 31, 2010, as net operating losses are being used to offset taxable income. Based upon the Company’s limited operating history, the federal income tax benefit of these losses has a valuation allowance equal to the amount of the benefit. As of December 31, 2009, the Company had net tax operating loss carry forwards of approximately $1.8 million that will ultimately expire in 2028 if not used. This amount is lower than the losses reflected in the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 12. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan at the annual shareholder meeting held on June 2, 2005. The plan authorizes the granting of options to purchase up to 260,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The plan has a term of 10 years. The plan is administered by the Board of Directors. As of March 31, 2010 and December 31, 2009, options to purchase a total of 195,500 had been issued with a weighted average exercise price of $10.03. These options vest through December 2013. These options could potentially dilute earnings per share, but were not included in the earnings (loss) per share computations because their effect was anti-dilutive for the three months ended March 31, 2010 and 2009.

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

The following is a summary of activity in the Company’s stock option plan at March 31, 2010:

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the year	195,500	$10.03
Granted	-	-
Exercised	-	-
Expired / forfeited	-	-

Outstanding at end of period	195,500	$10.03
Exercisable at end of period	159,400	$10.14
Available for grant at end of period	53,500

The weighted average remaining contractual life of options outstanding at March 31, 2010 was 6.1 years.

The following is a summary of the Company’s nonvested options at March 31, 2010:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2010	39,600	$3.24
Granted	-	-
Vested	3,500	2.39
Forfeited	-	-

Nonvested at March 31,2010	36,100	$3.32

As of March 31, 2010, there was approximately $101,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements to be recognized over the vesting period.

NOTE 13. STOCK WARRANTS

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at March 31, 2010. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the three months ended March 31, 2010, no warrants were exercised.

There were no additional warrants issued during the three months ended March 31, 2010.  The outstanding warrants could potentially dilute earnings per share, but were not included in the earnings (loss) per share computations because their effect was anti-dilutive for the respective three months ended March 31, 2010 and 2009.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2010, the Company had commitments to extend credit and standby letters of credit of approximately $7.7 million and $15,000, respectively. At December 31, 2009, the Company had commitments to extend credit and standby letters of credit of approximately $6.8 million and $15,000, respectively.

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

On July 9, 2008, the Bank announced that it entered into a Stipulation and Consent to the Issuance of a Consent Order (the "Stipulation") and a Consent Order (the "2008 Order") with the Comptroller. The 2008 Order contained provisions requiring, among other things, the Bank to strengthen its internal controls, policies, and procedures related to the BSA. The 2008 Order was terminated by the Agreement, dated April 15, 2010, entered into by the Bank with the Comptroller and the Stipulation and Consent to the Issuance of a Consent Order for Civil Money Penalties (collectively, the “Agreement”). Because the Agreement does not have any provisions related to the BSA, we believe the Bank is in substantial compliance with the requirements of the BSA.

On April 15, 2010, the Bank executed the Agreement with the Comptroller  (the “Agreement”) containing the general terms outlined as follows:

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

Although we do not know at this time the precise amounts that would ultimately be payable by us under the terms of the Agreement, we expect that any such settlement would ultimately require the Bank to, among other things, pay a significant and material restitution payment which we have estimated to be $2.4 million.  Further, there is no assurance that the Bank would be able to comply with all of the requirements of the Agreement, including meeting the stated capital requirements contained therein.  Nor is there assurance that, should the Bank pay significant and material amounts of restitution and/or civil money penalties, the short and long term financial condition, results of operations, liquidity, and/or prospects of the Bank, upon which the Company is dependent, will not be materially adversely, and irreparably, impacted.

In determining the amount of funds that the Bank needs to reserve to make restitution payments to consumers under the Agreement, management has made certain assumptions regarding the number of consumers who elect to accept restitution checks and the ability of the Bank and its claim processor to locate consumers.  Based on such assumptions, management concluded that it is possible that the Bank will be liable for an amount that is up to $5.1 million, while the Agreement does not limit the liability to this amount.  However, until the restitution process is fully investigated, formulated, and approved by the Comptroller, the Company has estimated that the amount of restitution would not exceed the $5.1 million set forth in the Agreement.  In addition, certain consumers purchased products or services from a merchant that is currently in litigation with the Federal Trade Commission (“FTC”), which management believes represents approximately $1.6 million of the $5.1 million set forth in the Agreement.  We do not have enough information to estimate the probability of outcome of the FTC litigation with the merchant. Additionally, we cannot estimate the amount, if any, of restitution that the merchant or FTC may pay the consumers of this merchant which, if paid in full, would reduce the Bank’s possible liability to $3.5 million. Because our Agreement with the Comptroller stipulates that the Bank will not be responsible for the $1.6 million if the FTC or the merchant ultimately pay the consumers, we have not included this amount in our estimate of the appropriate reserve.

Based on the information available to management regarding actual historical rates that restitution checks are ultimately negotiated by consumers, management’s estimate is that approximately 68% of the total potential exposure will be realized. Therefore, management believes the appropriate reserve to accrue for restitution is 68% of $3.5 million, or $2.4 million.  We have estimated and accrued an expense of $185,000 representing the estimated cost to administer the restitution based on information from our claims administrator, and accrued an expense of $100,000 for the civil money penalty to be imposed by the Comptroller in connection with the Consent Order for a Civil Money Penalty, dated April 15, 2010, which was issued by the Comptroller in connection with the execution of the Agreement. This expected reserve and accrued expenses we believe represents a reasonable estimate under FASB ASC Topic 450 of liability based on the facts and circumstances as we understand them today.  However, we can not assure you that this estimate of the required reserve will not change due to the risk factors described in Item 1A. If management’s estimates prove inaccurate, the Bank may be required to recognize additional payments on restitution checks.  As a result, our financial condition and results of operation may be materially adversely affected.

To be categorized as well-capitalized under prompt corrective action provisions, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. However,  regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of March 31, 2010. The capital ratios required by the Agreement are 11.5% Total Capital to Risk Weighted Assets and 9.00% Tier 1 Capital to Average Assets. As of March 31, 2010, the Bank’s Total Capital to Risk Weighted Assets ratio and Tier 1 Capital to Average Assets ratio of 10.35% and 7.05%, respectively, were below the requirements set forth in the Agreement. Under the terms of the Agreement, the Bank has until the earlier of 90 days after the Bank receives notice from the Assistant  Deputy Comptroller that the restitution process has been completed or written notice from the OCC that the Bank’s capital is materially deficient to achieve the capital ratios stated in the Agreement. As of March 31, 2010, the Bank has not received either communication from the OCC, and therefore is not in breach of this provision of the Agreement.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2010
Total Capital (to Risk Weighted Assets)	$11,475	10.35%	$8,868	>	8.00%	$11,086	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,082	9.09%	4,434	>	4.00%	6,651	>	6.00%

Tier 1 Capital (to Average Assets)	10,082	7.05%	5,724	>	4.00%	7,155	>	5.00%

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$12,640	11.33%	$8,925	>	8.00%	$11,156	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	11,242	10.80%	4,462	>	4.00%	6,694	>	6.00%

Tier 1 Capital (to Average Assets)	11,242	7.51%	5,988	>	4.00%	7,485	>	5.00%

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(000's)	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$322	$367
Due from subsidiary	-	-
Capitalized servicing rights	-	-
Investment in subsidiary	10,099	11,259

Total Assets	$10,421	$11,626

LIABILITIES AND CAPITAL
Other Liabilities	-	35
Capital	10,421	11,591

Total Liabilities and Capital	$10,421	$11,626

T BANCSHARES, INC.
CONDENSED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31,
(000's)	2010	2009
Equity in income (loss) from subsidiary	$(1,160)	$(149)

Noninterest expense:
Professional and administrative	10	(4)
Stock based compensation	10	27
Total noninterest expenses	20	23

Net income (loss)	$(1,180)	$(172)

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(000's)	2010	2009
Cash Flows from Operating Activities
Net loss	$(1,180)	$(172)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in (earnings) loss of Bank	1,160	149
Stock based compensation	10	27
Net change in other assets	-	333
Net change in other liabilities	(35)	(14)
Net cash provided (used) by operating activities	(45)	323

Cash Flows from Investing Activities
Proceeds from sale of premises and equipment	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Net proceeds from rights offering	-	1,763
Contribution to bank	-	(2,000)
Net cash used in financing activities	-	(237)

Net change in cash and cash equivalents	(45)	86
Cash and cash equivalents at beginning of period	367	333

Cash and cash equivalents at end of period	$322	$419

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

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

The following table summarizes financial and nonfinancial assets measured at fair value as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. government agencies and corporations	$—	$2,729	$—	$2,729
Other Assets:
OREO	—	1,616	—	1,616

Non-financial assets measured at fair value on a non-recurring basis include OREO. Certain OREO assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the OREO asset. The fair value of an OREO asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data.  In connection with the measurement and initial recognition of the OREO assets, the Company recognized charge-offs of the allowance for loan losses totaling $1.1 million for the three months ended March 31, 2010, which has been recorded on the consolidated statement of income through the provision for loan losses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of March 31, 2010 and December 31, 2009, and our consolidated results of operations for the three months ended March 31, 2010 and 2009. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, including the following:

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

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2009 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement reflects only information known to us as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise.

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake and the neighboring Texas communities. As of March 31, 2010, we had, on a consolidated basis, total assets of $133.5 million, net loans of $120.6 million, total deposits of $100.5 million, and shareholders’ equity of $10.4 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.  We also have a loan production office located at 850 E. State Highway 114, Suite 200, Southlake, Texas.

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

The following discussion focuses on our financial condition at March 31, 2010 and December 31, 2009, and our results of operations for the three ended March 31, 2010 and 2009.

Recent Developments

On May 5, 2010, the Bank received written notice from the Comptroller that it had completed its obligation as it relates to the payment of civil money penalties in the amount of $100,000 as required by the Agreement (See Item 1. Note 15. Regulatory Matters).

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

	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Number of Days	Total
Federal funds sold	$(14)	$(6)	$-	$(20)
Securities and other	(13)	35	-	22
Loans, net of reserve (1)	(89)	14	-	(75)

Total earning assets	(116)	43	-	(73)

NOW accounts	-	-	-	-
Money market accounts	(92)	8		(84)
Certificates of deposit $100,000 or less	(22)	(48)	-	(70)
Certificates of deposit $100,000 or more	(40)	76	-	36
Borrowed funds	(7)	(2)	-	(9)

Total Interest-bearing liabilities	(161)	34	-	(127)

Changes in net interest income	$45	$9	$-	$54

(1)	Average loans include loans on non-accrual status.

Net interest income for the three months ended March 31, 2010 increased $54,000, or 4.3%, compared to the same period in the prior year.  The increase was due primarily to a decline in the average interest yield for interest-bearing liabilities, which was partially offset by a decrease in average interest yield for interest-earning assets.

Total interest income for the three months ended March 31, 2010 decreased $73,000, or 3.5%, compared to the same period in 2009. For the three month period ended March 31, 2010, the average interest yield for interest-earning assets fell to 5.9%, or 4.4%, compared to 6.2% for the same period in 2009. Average earning asset volume increased $1.4 million, or 1.0%, to $137.3 million for the three months ended March 31, 2010, compared to $135.9 million for the same period in the prior year.

Total interest expense for the three months ended March 31, 2010 decreased $127,000, or 14.9%, compared to the same period in 2009. For the three month-period ended March 31, 2010, the average interest yield for interest-bearing liabilities fell to 2.4%, or 17.0%, compared to 3.0% for the same period in 2009. Average interest bearing deposit volume increased $6.3 million, or 6.1%, to $109.1 million for the three months ended March 31, 2010, compared to $102.8 million for the same period in 2009. However, the increase in deposits was offset by a decrease of borrowed funds.  Average borrowed funds volume decreased $3.5 million, or 28.9%, to $8.6 million for the three months ended March 31, 2010, compared to $12.1 million for the same period in 2009. The average interest yield for borrowed funds fell to 0.2% for the three months ended March 31, 2010, compared to an average interest yield of 0.5% in the same period in 2009.

Key Performance Indicators at March 31, 2010

The following were key indicators of our performance and results of operations through the first quarter of 2010:

•
total assets was $133.5 million at the end of the first quarter of 2010, representing a decrease of $5.9 million, or 4.2%, from $139.4 million at the end of 2009. The majority of the decrease was in cash and cash equivalents, and was due to management’s attempt to comply with the capital ratio requirements of the Consent Order dated July 9, 2008;

•	total loans, net of allowance for loan losses, was $120.6 million at the end of the first quarter of 2010, representing a decrease of $810,000, or 0.7%, from $121.4 million at the end of 2009;

•	total deposits was $100.5 million at the end of the first quarter of 2010, representing a decrease of $7.6 million, or 7.1%, from $108.1 million at the end of 2009;

•	total revenue was $4.0 million for the three months ended March 31, 2010, compared to $3.7 million for the same period in the prior year, representing an increase of 7.5%, or $277,000;

•
For the three months ended March 31, 2010, total additions to the provision for loan losses were $1.3 million compared to $118,000 for the same period last year. The increase was primarily related to three loans which were partially or fully charged off in March 2010; and

•
net loss was $1.2 million for the three months ended March 31, 2010, compared to net loss of $172,000 for the same period in the prior year. The increase was primarily related to three loans which were partially or fully charged off in March 2010.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended March 31,
	2010			2009
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve	$123,107	$1,998	6.5%	$122,268	$2,073	6.8%
Federal funds sold	634	-	0.2%	11,624	20	0.7%
Securities and other	13,589	41	1.2%	2,026	19	3.8%
Total earning assets	137,330	2,039	5.9%	135,918	2,112	6.2%
Cash and other assets	5,760			4,341
Total assets	$143,090			$140,259

Interest-bearing liabilities
NOW accounts	$2,069	4	0.7%	$1,965	4	0.8%
Money market accounts	47,052	100	0.9%	43,264	184	1.7%
Savings accounts	194	1	0.9%	179	1	1.3%
Certificates of deposit less than $100,000	15,341	151	4.0%	20,260	221	4.5%
Certificates of deposit $100,000 or greater	44,456	462	4.2%	37,110	426	4.7%
Total interest bearing deposits	109,112	718	2.7%	102,778	836	3.3%
Borrowed funds	8,622	5	0.2%	12,148	14	0.5%
Total interest bearing liabilities	117,734	723	2.5%	114,926	850	3.0%
Non-interest bearing deposits	10,765			9,903
Other liabilities	3,162			685
Stockholders equity	11,429			14,745
Total liabilities and stockholders' equity	$143,090			$140,259

Net interest income		1,316			1,262
Net interest spread			3.4%			3.2%
Net interest margin			3.8%			3.7%

Provision for loan loss		1,303			118
Non-interest income		1,930			1,580
Non-interest expense		3,123			2,896
Loss before income taxes		(1,180)			(172)
Income taxes expense (benefit)		-			-
Net loss		$(1,180)			$(172)

Earnings (loss) per share		(0.61)			(0.09)
Return on average equity		(41.30)%			(1.17)%
Return on average assets		(3.30)%			(0.12)%
Equity to assets ratio		7.99%			10.51%

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The provision for loan losses totaled $1.3 million for the three months ended March 31, 2010, compared to $118,000 for the three months ended March 31, 2009. The provision amounts are directly related to loan volumes and loan losses. We had charge-offs of $1.1 million and recoveries of $30,000 during the three months ended March 31, 2010.  We had charge-offs of $146,000 and recoveries of $7,000 during the three months ended March 31, 2009.

Non-interest Income

Non-interest income was primarily attributable to fee income generated by the Company for trust services and service charges on depository accounts.

Total non-interest income increased $350,000, or 22.1%, to $1.9 million for the three months ended March 31, 2010, compared to $1.6 million for the same period in the prior year. The increase is directly attributable to an increase in trust income.

Trust income is earned on the value of managed and non-managed assets held in custody.  For the three months ended March 31, 2010, trust income totaled $1.9 million, compared to $1.6 million for the same period in the prior year.  The increase in trust income is directly attributable to the general rise in the market values of assets in trust accounts on which the fees are based.

Service fees were $39,000 the three months ended March 31, 2010, compared to $24,000 for the same period in the prior year.

Non-interest Expense

Total non-interest expense increased $227,000, or 7.8%, to $3.1 million for the three months ended March 31, 2010, compared to $2.9 million for the same period in the prior year.

Salaries and employee benefits decreased $62,000, or 7.6%, to $750,000 for the three months ended March 31, 2010, compared to $812,000 for the same period in the prior year.  The decrease is attributable to a reduction of full-time equivalent employees subsequent to the first quarter of 2009.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.  For the three months ended March 31, 2010, occupancy and equipment expense decreased $22,000, or 7.4%, to $276,000, compared to $298,000 for the same period in the prior year.

Trust expenses are advisory fees paid to a fund advisor to manage certain assets held in the trust department and are based on the value of the assets held in custody.  For the three months ended March 31, 2010, trust expenses increased $252,000, or 18.6%, to $1.6 million, compared to $1.4 million for the same period in the prior year.  Similar to trust income, the increase in trust expense is directly attributable to the general rise in the market values of assets in trust accounts.

Professional fees increased $151,000, or 152.5%, to $250,000 for the three months ended March 31, 2010, compared to $99,000 for the same period in the prior year. The increase was due to legal fees for the OCC investigation.

Data processing fees decreased $57,000, or 49.1%, to $59,000 for the three months ended March 31, 2010, compared to $116,000 for the same period in the prior year. The decrease was due to lower fees negotiated with the Bank’s data processing vendors.

Other expenses decreased $35,000, or 16.1%, to $182,000 for the three months ended March 31, 2010, compared to $217,000 for the same period in the prior year.

Income Taxes

No federal income tax expense was recorded for the three months ended March 31, 2010, based upon prior operating losses and the Company’s carry-forward of those losses.  The Company has fully reserved the federal tax benefit of these losses. Cumulative net operating loss available to carry forward for tax purposes amounted to approximately $1.8 million as of December 31, 2009.

Financial Condition

Our total assets as of March 31, 2010 were $133.6 million, compared to $139.4 million as of December 31, 2009. Deposits were $100.5 million as of March 31, 2010, compared to $108.1 million as of December 31, 2009. Borrowed funds as of March 31, 2010 were $19.0 million, compared to $16.0 million as of December 31, 2009.  The decrease in deposits is primarily a result of management’s decision to not replace matured certificates of deposits in the first quarter of 2010, replacing them with trust custodial money market funds which are moved to third a third party mutual fund at each quarter end to effect a reduction in deposit insurance premiums (See Liquidity Management in ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.).

As of March 31, 2010, our shareholders’ equity was $10.4 million, compared to $11.6 million as of December 31, 2009.  The $1.2 million decrease in equity is due to the $1.2 million loss recognized through the first three months of 2010.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At March 31, 2010, we had $1.8 million in interest-bearing deposits and $110,000 in federal funds sold. At December 31, 2009, we had $5.5 million in interest-bearing deposits and $550,000 in federal funds sold. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

At March 31, 2010, our securities included Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost of $420,000 and $861,700, respectively, with an estimated fair value that approximated cost. We also had government agency securities with amortized cost and fair value of $3.5 million. Weighted average yield of the securities portfolio at March 31, 2010 was 2.9%.  Securities with market value of $2.7 million were pledged against borrowed funds at the Federal Home Loan Bank of Dallas, and one security with market value of $790,000 was pledged against trust deposit balances held at the Bank.

At December 31, 2009, our securities consisted of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost and fair value of $420,000 and $861,000, respectively. We also had government agency securities with amortized cost and fair value of $4.8 million.  Weighted average yield of the securities portfolio at December 31, 2009 was 2.5%

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of	As of
(000's)	March 31, 2010	December 31, 2009
Commercial and industrial	$88,798	$88,920
Consumer installment	1,133	1,852
Real estate — mortgage	24,780	25,464
Real estate — construction	8,007	7,045
Other	2	2
Total loans	122,720	123,283

Less allowance for loan losses	1,956	1,713
Less deferred loan fees	155	151
Total net loans	$120,609	$121,419

As of March 31, 2010 and December 31, 2009, our total net loans were $120.6 million and $121.4 million, respectively. Total loans, net of reserves and deferred fees, as a percentage of total assets were 90.3% as of March 31, 2010, and 87.1% as of December 31, 2009. The decrease is the combined result of softening overall loan demand in our local market as well as our strategy to reduce the risk in the loan portfolio by reducing overall exposure to real estate construction loans by tightened our underwriting guidelines.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients businesses. At March 31, 2010 and December 31, 2009, commercial loans totaled $88.8 million and $88.9 million, representing approximately 72.4% and 72.1% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At March 31, 2010 and December 31, 2009, consumer loans totaled $1.1 million and $1.9 million, approximately 0.9% and 1.5% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and short-term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Short-term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At March 31, 2010 and December 31, 2009, real estate loans totaled $32.8 million and $32.5 million, approximately 26.7% and 26.4% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2010, our commercial loan portfolio included $75.2 million of loans, approximately 61.3% of our total funded loans, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of March 31, 2010:

	As of March 31, 2010
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial *	$22,612	$4,644	$31,550	$29,177	$815	$88,798
Consumer installment	527	606	-	-	-	1,133
Real estate — mortgage	6,926	8,044	5,159	1,357	3,294	24,780
Real estate — construction*	5,527	2,040	-	440	-	8,007
Other	2	-	-	-	-	2
Total	$35,594	$15,334	$36,709	$30,974	$4,109	$122,720

*Includes nonaccrual and other loans at March 31, 2010.

Nonperforming Loans and Assets

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. The impact of foreclosures and distressed sales is impacting the value of real estate and the overall economy broadly. This economic downturn has affected our real estate portfolio. As of March 31, 2010, we had no loans 90 days or more past due and still accruing interest, $4.7 million in loans on nonaccrual status and $1.6 million in OREO. At December 31, 2009, we had no loans 90 days or more past due and still accruing interest, $3.8 million in loans on nonaccrual status and $1.6 million in OREO.  Total nonperforming assets as of March 31, 2010 was $6.3 million, an increase of 14.8% compared to $5.4 million as of December 31, 2009.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At March 31, 2010 the Company had $1.6 million in special mention loans, $11.4 million in substandard loans and no loans classified as doubtful, compared to $1.4 million in special mention loans, $12.5 million in substandard loans and no loans classified as doubtful loans at December 31, 2009.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $2.0 million, or 1.6% of total funded loans, at March 31, 2010, compared to $1.7 million, or 1.4% at December 31, 2009.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. With the current downturn in the economy, charge-offs in our portfolio have increased. We had charge-offs of $1.1 million, primarily representing three credits, and recoveries of $30,000 during the three months ended March 31, 2010. During the year ended December 31, 2009, we had charge-offs of $1.3 million and recoveries of $9,000.

The following table sets forth the specific allocation of the allowance for the periods indicated and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses. Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. The current downturn in the economy or higher unemployment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

(000's)	As of March 31, 2010		As of December 31, 2009
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,415	72.4%	$1,285	75.0%
Consumer installment	18	0.9%	23	1.3%
Real estate — mortgage	395	20.2%	318	18.6%
Real estate — construction	128	6.5%	87	5.1%
Total allowance for loan losses	$1,956	100.0%	$1,713	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $723,000 at March 31, 2010 and $793,000 at December 31, 2009.

Deposits

Deposits are our primary source of funding. Total average deposits at March 31, 2010 and December 31, 2009 were $119.9 million and $118.2 million, respectively, representing an increase of $1.7 million, or 1.4%, during the three-month period ended March 31, 2010. We continue to seek ways to attract additional deposits. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	For the three months ended
(000's)	March 31, 2010			March 31, 2009
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$10,765	9.0%	0.0%	$9,903	8.8%	0.0%
NOW accounts	2,069	1.7%	0.7%	1,965	1.7%	.8%
Money market accounts	47,052	39.2%	0.9%	43,264	38.4%	1.7%
Savings accounts	194	.2%	0.9%	179	.2%	1.3%
Certificates of deposit, less than $100,000	15,341	12.8%	4.0%	20,260	18.0%	4.5%
Certificates of deposit, $100,000 or greater	44,456	37.1%	4.2%	37,110	32.9%	4.7%

Total deposits	$119,877	100.00%	2.4%	$112,681	100.0%	3.0%

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	March 31, 2010	December 31, 2009
Three months or less	$7,082	$8,869
Over three months through 12 months	5,051	10,315
Over one year through three years	29,540	25,724
Over three years	233	1,126

Total	$41,906	$46,034

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at March 31, 2010. See Note 14 to the financial statements included in this report. In addition to the on balance sheet liquidity available, the Bank has a line of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of March 31, 2010, our established credit line with the Federal Home Loan Bank was $17.8 million, or 13.3% of assets, of which $15.0 million was utilized. As of March 31, 2010, our established credit line with the Federal Reserve Bank was $24.2 million, or 18.1% of assets, of which $4,000 was utilized. Additionally, we serve as trustee or custodian for $71.5 million in cash deposits held in a Blackrock money market mutual fund, of which approximately $40.0 million could be held at the Bank in deposit accounts fully insured by the FDIC.

 Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. On April 15, 2010, the Bank entered into the Agreement with the Comptroller requiring, among other provisions, that the Bank ultimately achieve and maintain certain capital ratios (See Item 1, Note 15, Regulatory Matters). The capital ratios required by the Agreement are 11.5% Total Capital to Risk Weighted Assets and 9.00% Tier 1 Capital to Average Assets. Therefore, regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of March 31, 2010. As of March 31, 2010, the Bank’s Total Capital to Risk Weighted Assets ratio and Tier 1 Capital to Average Assets ratio of 10.35% and 7.05%, respectively, were below the requirements set forth in the Agreement. Under the terms of the Agreement, the Bank has until the earlier of 90 days after the Bank receives notice from the Assistant Deputy Comptroller that the restitution process has been completed or written notice from the OCC that the Bank’s capital is materially deficient to achieve the capital ratios stated in the Agreement. As of March 31, 2010, the Bank has not received either communication from the OCC, and therefore is not in breach of this provision of the Agreement.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2010
Total Capital (to Risk Weighted Assets)	$11,475	10.35%	$8,868	>	8.00%	$11,086	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,082	9.09%	4,434	>	4.00%	6,651	>	6.00%

Tier 1 Capital (to Average Assets)	10,082	7.05%	5,724	>	4.00%	7,155	>	5.00%

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$12,640	11.33%	$8,925	>	8.00%	$11,156	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	11,242	10.80%	4,462	>	4.00%	6,694	>	6.00%

Tier 1 Capital (to Average Assets)	11,242	7.51%	5,988	>	4.00%	7,485	>	5.00%

Liquidity Management

At March 31, 2010, the Company (excluding the Bank) had approximately $322,000 in cash proceeds, which includes $108,000 of initial shareholder warrant and option exercises. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated.

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

At March 31, 2010, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $7.7 million and $15,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $18.0 million at March 31, 2010.

The Bank’s significant contractual obligations and other potential funding needs at March 31, 2010 consist of:

	As of March 31, 2010
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$292	$469	$292	$127

Certificates of deposit	$18,007	$38,002	$419	$-

The Bank had cash and cash equivalents of $3.6 million, or 2.7% of total assets, at March 31, 2010. In addition to the on-balance sheet liquidity available, the Bank has lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of March 31, 2010, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $17.8, million or 13.3% of assets, of which $15.0 million was utilized.  The established credit line with the Federal Reserve Bank of Dallas was $24.2 million, or 18.1% of assets, of which $4.0 million was utilized at March 31, 2010.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of March 31, 2010, the loan to deposit ratio was 120%.  Although this deposit ratio is high, it is not reflective of the Bank’s liquidity position.  With the low rates available from the Federal Home Loan Bank and the Federal Reserve Bank ranging from 0.10% to 0.75%, the Bank, at quarter end, transfers money market deposits available to the Bank through the Bank’s trust department to third party trust investment funds and replaces them with borrowed funds from the Federal Home Loan Bank and Federal Reserve Bank.  This reduces the expense of FDIC insurance to the Bank. Trust money market deposits available to the Bank as of March 31, 2010, are approximately $40 million. With additional advances available from the Federal Home Loan Bank and Federal Reserve Bank and the money market deposits available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of no less than 40% of total assets as of March 31, 2010.  We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well-capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. As noted in the  Capital Resources and Capital Adequacy Requirements  section of this discussion, regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. (Removed and Revised)

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

T BANCSHARES, INC.

Date: May 17, 2010	By:	/s/ Patrick G. Adams

Patrick G. Adams
President and Chief Executive Officer
Principal Executive Officer
Acting Co-Principal Financial Officer

Date: May 17, 2010	By:	/s/ Ken Bramlage

Ken Bramlage
Vice President and Controller
Acting Co-Principal Financial Officer