Form 10-Q
period 2010-06-30
T Bancshares, Inc.
filed 2010-08-16
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer’s Common Stock as of August 13, 2010, was 1,941,305 shares.

Transitional Small Business Disclosure Format (check one)   Yes  ☐ No  ☒

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000's) except shares information	June 30, 2010	December 31, 2009
	(unaudited)

ASSETS

Cash and due from banks	$1,026	$1,216
Interest-bearing deposits	2,120	5,526
Federal funds sold	185	550
Total cash and cash equivalents	3,331	7,292

Securities available for sale at estimated fair value	3,618	4,005
Securities held to maturity at amortized cost	720	801
Securities, restricted at cost	1,078	1,281
Loans, net of allowance for loan losses of $1,820 and $1,713, respectively	101,949	121,419
Bank premises and equipment, net	662	793
Other real estate owned	1,657	1,616
Other assets	2,034	2,204
Total assets	$115,049	$139,411

LIABILITIES

Demand Deposits:
Noninterest-bearing	$9,644	$9,428
Interest-bearing	20,596	36,157
Time deposits $100 and over	42,612	46,034
Other time deposits	13,788	16,506
Total deposits	86,640	108,125

Borrowed funds	14,000	16,000
Other liabilities	3,526	3,695
Total liabilities	104,166	127,820

SHAREHOLDERS’ EQUITY

Common Stock, $ .01 par value; 10,000,000 shares authorized; 1,941,305 shares issued and outstanding	19	19
Additional paid-in capital	18,558	18,537
Retained deficit	(7,708)	(6,982)
Accumulated other comprehensive income	14	17
Total shareholders' equity	10,883	11,591
Total liabilities and shareholders' equity	$115,049	$139,411

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's) except earnings (loss) per share and shares outstanding	2010	2009	2010	2009

Interest Income

Loan, including fees	$1,982	$2,058	$3,980	$4,131
Securities, restricted	36	36	71	55
Federal funds sold	-	42	1	61
Interest-bearing deposits	2	-	9	-
Total interest income	2,020	2,136	4,061	4,247

Interest Expense

Deposits	635	802	1,353	1,638
Borrowed funds	7	22	12	35
Total interest expense	642	824	1,365	1,673

Net interest income	1,378	1,312	2,696	2,574
Provision for loan losses	(118)	40	1,185	158

Net interest income after provision for loan losses	1,496	1,272	1,511	2,416

Noninterest Income

Trust income	1,922	1,625	3,812	3,182
Service fees	38	22	76	46
Total noninterest income	1,960	1,647	3,888	3,228

Noninterest Expense

Salaries and employee benefits	706	794	1,456	1,606
Occupancy and equipment	226	340	502	682
Trust consulting services	1,646	1,396	3,252	2,751
Professional fees	155	118	406	217
Data processing	64	67	123	139
Other	205	227	386	444
Total noninterest expense	3,002	2,942	6,125	5,839

Net Income (Loss)	$454	$(23)	$(726)	$(195)

Earning (loss) per common share:
Basic	0.23	(0.01)	(0.37)	(0.10)
Diluted	0.23	(0.01)	(0.37)	(0.10)

Weighted average common shares outstanding	1,941,305	1,941,305	1,941,305	1,930,808
Weighted average diluted shares outstanding	1,941,305	1,941,305	1,941,305	1,930,808

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2009	$17	$16,915	$(3,138)	$-	$13,794

Comprehensive loss:
Net loss — YTD			(195)		(195)
Change in accumulated gain on securities available for sale				3	3
Total comprehensive loss					(192)

Net proceeds from rights offering	2	1,519			1,521
Stock based compensation		50			50
BALANCE, June 30, 2009	$19	$18,484	$(3,333)	$3	$15,173

BALANCE, January 1, 2010	$19	$18,537	$(6,982)	$17	$11,591

Comprehensive loss:
Net loss — YTD			(726)		(726)
Change in accumulated gain on securities available for sale				(3)	(3)
Total comprehensive loss					(729)
Stock based compensation		21			21
BALANCE, June 30, 2010	$19	$18,558	$(7,708)	$14	$10,883

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(000's)	2010	2009
Cash Flows from Operating Activities
Net loss	$(726)	$(195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,185	158
Depreciation and amortization	151	241
Net amortization/(accretion) of securities	26	14
Gain on sale of other real estate owned	-	(1)
Stock based compensation	21	50
Net change in other assets	129	299
Net change in other liabilities	(169)	83

Net cash provided by operating activities	617	649

Cash Flows from Investing Activities
Principal payments and maturities of securities held to maturity	81	76
Purchase of securities available for sale, net	(2,069)	(5,685)
Principal payments, calls and maturities of securities available for sale	2,427	110
Purchase of securities, restricted, net	(263)	(902)
Proceeds from sale of securities, restricted	466	425
Net change in loans	18,285	2,729
Proceeds from sale of other real estate owned	-	377
Purchases of premises and equipment	(20)	(79)

Net cash provided by (used in) investing activities	18,907	(2,949)

Cash Flows from Financing Activities
Net change in demand deposits	(15,345)	(9,824)
Net change in time deposits	(6,140)	(1,820)
Proceeds from borrowed funds	27,000	124,450
Repayment of borrowed funds	(29,000)	(110,950)
Net proceeds from rights offering	-	1,521

Net cash provided by (used in) financing activities	(23,485)	3,377

Net change in cash and cash equivalents	(3,961)	1,077
Cash and cash equivalents at beginning of period	7,292	8,457

Cash and cash equivalents at end of period	$3,331	$9,534

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,346	$1,637
Income taxes	$-	$-
Non-cash transactions:
Transfers from loans to other real estate owned	$-	$955

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

Certain reclassifications have been made to the 2009 financial statements from their original presentation to conform with the 2010 financial statement presentation.  These reclassifications had no effect on shareholders’ equity or net loss for the six months ended June 30, 2009.

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

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” -  In 2010, the Financial Accounting Standards Board issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized, and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by the new guidance became effective on January 1, 2010. The Company does not expect the adoption of this authoritative guidance to have a significant effect on the financial condition and results of operations; however, it will increase the amount of disclosure in the notes to the consolidated financial statements.

ASU No. 2010-20, “Receivables (Topic 830) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” -  In 2010, the FASB issued authoritative guidance that requires entities to provide enhanced disclosures in the financial statements about their loans including credit risk exposures and the allowance for loan losses. While some of the required disclosures are already included in the management discussion and analysis section of our interim and annual filings, the new guidance will require inclusion in the notes to the financial statements. Included in the new guidance are credit quality information, impaired loan information, loan modification information and nonaccrual and past due information. The period-end information will be required to be disclosed for the year ending December 31, 2010 and the activity-related information will be required to be disclosed beginning with the first quarter of 2011. The Company does not expect the adoption of this authoritative guidance to have a significant effect on the financial condition and results of operations; however, it will increase the amount of disclosure in the notes to the consolidated financial statements.

NOTE 3.  LOANS

Loans held in portfolio consisted of the following:

(000's)	June 30, 2010	December 31, 2009
Commercial and industrial	$72,473	$88,920
Consumer installment	850	1,852
Real estate — mortgage	22,773	25,464
Real estate — construction	7,795	7,045
Other	12	2

Total loans	103,903	123,283

Less allowance for loan losses	1,820	1,713
Less deferred loan fees	134	151

Net loans	$101,949	$121,419

The change in the allowance for loan losses is as follows:

(000's)	June 30, 2010	December 31, 2009
Balance at beginning of period	$1,713	$1,638
Provision charged to operations	1,185	1,369
Loans charged off	(1,345)	(1,303)
Recoveries of loans previously charged off	267	9

Balance at end of period	$1,820	$1,713

At June 30, 2010, there were $3.3 million of nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest, and at December 31, 2009, there were $3.8 million of nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest.

NOTE 4. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	June 30, 2010
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities Available for Sale:
U.S. Government Agencies	$3,604	$19	$5	$3,618

Securities Held to Maturity:
U.S. Government Agencies	$720	$55	$-	$775

Securities, restricted
Other	$1,078	$-	$-	$1,078

	December 31, 2009
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities Available for Sale:
U.S. Government Agencies	$3,988	$20	$-	$4,005

Securities Held to Maturity:
U.S. Government Agencies	$801	$29	$3	$830

Securities, restricted:
Other	$1,281	$-	$-	$1,281

At June 30, 2010, securities with market value of $3.5 million were pledged against borrowed funds at the Federal Home Loan Bank of Dallas, and one security with market value of $724,000 was pledged against trust deposit balances held at our subsidiary, T Bank, N.A. (the “Bank”).   The Bank held Federal Reserve Bank of Dallas stock in the amount of $420,000 at June 30, 2010 and December 31, 2009. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $658,400 and $861,000 at June 30, 2010 and December 31, 2009, respectively. Both of the Federal Reserve Bank of Dallas stock and the Federal Home Loan Bank of Dallas stock are carried at cost and are reported as “Securities, restricted” in the table above.

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts has terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at June 30, 2010 and December 31, 2009 were as follows:

(000's)	June 30, 2010	December 31, 2009
Leasehold improvements	$929	$929
Furniture and equipment	1,896	1,876
	2,825	2,805
Less: accumulated depreciation	2,163	2,012
Balance at end of period	$662	$793

NOTE 7. OTHER REAL ESTATE OWNED AND OTHER ASSETS

Other assets consisted of the following at June 30, 2010 and December 31, 2009:

(000's)	June 30, 2010	December 31, 2009
Accounts receivable – trust fees	647	640
Accrued interest receivable	318	397
Prepaid assets	1,048	1,136
Other	21	31
	$2,034	$2,204

Other Real Estate Owned (“OREO”) of $1.7 million consists of two properties at June 30, 2010, which are recorded at lower of cost or fair value.  The OREO assets are actively being marketed, and disposal of the assets is anticipated to occur prior to December 31, 2010.

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of June 30, 2010		As of December 31, 2009
Noninterest bearing demand	$9,644	11%	$9,428	9%
Interest bearing demand (NOW)	2,054	3%	1,960	2%
Money market accounts	18,366	21%	34,006	31%
Savings accounts	176	0%	191	0%
Certificates of deposit, $100,000 and greater	42,612	49%	46,034	43%
Certificates of deposit, less than $100,000	13,788	16%	16,506	15%
	$86,640	100%	$108,125	100%

At June 30, 2010, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2010	$7,368
2011	32,628
2012	14,070
2013	2,007
2014	315
2015	12
Total	$56,400

NOTE 9.  BORROWED FUNDS

Borrowed funds as of June 30, 2010 and December 31, 2009, were as follows:

(000's)	June 30, 2010	December 31, 2009
Federal Home Loan Bank Advance	$14,000	$16,000

Total	$14,000	$16,000

At June 30, 2010, borrowed funds consisted of two $3.0 million loans and an $8.0 million overnight advance from the Federal Home Loan Bank of Dallas. The loans have a term of 1 year and mature on October 28, 2010 and April 13, 2011, respectively. The interest rates for the loans are fixed at 0.47% and 0.54%, respectively.  The interest rate for the overnight advance was 0.05%. The Company has a $21.8 million credit line with the Federal Reserve Bank, which is secured by $35.5 million in pledged commercial and industrial loans, and $18.1 million credit line with the Federal Home Loan Bank which is secured by $18.1 million in pledged real estate loans and $3.6 million in securities. The $8.0 million overnight advance from the Federal Home Loan Bank of Dallas was repaid on July 1, 2010.
NOTE 10. OTHER LIABLITIES

The following comprised other liabilities at June 30, 2010 and December 31, 2009:

(000's)	June 30, 2010	December 31, 2009
Reserve for Comptroller Settlement	$2,585	$2,685
Trust Advisor Fees Payable	538	522
Interest Payable	120	101
Audit Fees	55	38
Incentive Compensation	42	51
Legal	49	28
Franchise & Property Taxes	72	37
Other Accruals	65	233
	$3,526	$3,695

NOTE 11. INCOME TAXES

No federal income tax expense has been recorded for the quarter ended June 30, 2010, as net operating losses are being used to offset taxable income. Based upon the Company’s limited operating history, the federal income tax benefit of these losses has a valuation allowance equal to the amount of the benefit. As of December 31, 2009, the Company had net tax operating loss carry forwards of approximately $1.8 million that will ultimately expire in 2028, if not used. This amount is lower than the losses reflected in the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 12. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan (the “Plan”) at the annual shareholder meeting held on June 2, 2005. The Plan authorizes the granting of options to purchase up to 260,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The Plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the Plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The Plan has a term of 10 years. The Plan is administered by the Board of Directors. As of June 30, 2010 and December 31, 2009, options to purchase a total of 212,500 and 195,500, respectively, had been issued with a weighted average exercise price of $9.14 and $10.03, respectively These options vest through May 2015. These options could potentially dilute earnings per share, but were not included in the earnings (loss) per share computations because their effect was anti-dilutive for the three and six months ended June 30, 2010 and 2009.

The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Company’s stock option plan at June 30, 2010:

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the year	195,500	$10.03
Granted	27,000	1.79
Exercised	-	-
Expired / forfeited	10,000	6.75

Outstanding at end of period	212,500	$9.14
Exercisable at end of period	157,400	$10.18
Available for grant at end of period	36,500

The weighted average remaining contractual life of options outstanding at June 30, 2010 was 6.2 years.

The following is a summary of the Company’s nonvested options at June 30, 2010:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2010	39,600	$3.24
Granted	27,000	0.98
Vested	3,500	2.39
Forfeited	8,000	2.01

Nonvested at June 30, 2010	56,100	$2.36

As of June 30, 2010, there was approximately $100,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements to be recognized over the vesting period.

NOTE 13. STOCK WARRANTS

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20.00 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at June 30, 2010. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the six months ended June 30, 2010, no warrants were exercised.

There were no additional warrants issued during the six months ended June 30, 2010.  The outstanding warrants could potentially dilute earnings per share, but were not included in the earnings (loss) per share computations because their effect was anti-dilutive for the respective three and six months ended June 30, 2010 and 2009.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2010, the Company had commitments to extend credit and standby letters of credit of approximately $7.4 million and $5,000, respectively. At December 31, 2009, the Company had commitments to extend credit and standby letters of credit of approximately $6.8 million and $15,000, respectively.

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

Employment Agreements

The Company entered into employment agreements with two officers of the Bank, Steve Jones and Patrick Howard, on October 3, 2007 and September 4, 2007, respectively. The agreements are for an initial one-year term and are automatically renewable for an additional one-year term unless either party elects not to renew.

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

On April 15, 2010, the Bank executed a written agreement (the “Agreement”) with the Comptroller of the Currency (the “Comptroller”) containing the general terms outlined as follows:

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

Based on the information available to management regarding actual historical rates that restitution checks are ultimately negotiated by consumers, management’s estimate is that approximately 68% of the total potential exposure will be realized. Therefore, management believes the appropriate reserve to accrue for restitution is 68% of $3.5 million, or $2.4 million.  We have estimated and accrued an expense of $185,000 representing the estimated cost to administer the restitution based on information from our claims administrator, and accrued an expense of $100,000 for the civil money penalty to be imposed by the Comptroller in connection with the Consent Order for a Civil Money Penalty, dated April 15, 2010, which was issued by the Comptroller in connection with the execution of the Agreement. We paid $100,000 for the civil money penalty on April 15, 2010. On May 5, 2010, the Bank received written notice from the Comptroller that it had completed its obligation as it relates to the payment of civil money penalties in the amount of $100,000 as required by the Agreement.  We believe this expected reserve and accrued expenses represents a reasonable estimate under FASB ASC Topic 450 of liability based on the facts and circumstances as we understand them today.  However, we can not assure you that this estimate of the required reserve will not change. If management’s estimates prove inaccurate, the Bank may be required to recognize additional payments on restitution checks.  As a result, our financial condition and results of operation may be materially adversely affected.

To be categorized as well capitalized under prompt corrective action provisions, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. However, regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of June 30, 2010. The capital ratios required by the Agreement are 11.5% Total Capital to Risk Weighted Assets and 9.00% Tier 1 Capital to Average Assets. As of June 30, 2010, the Bank’s Total Capital to Risk Weighted Assets ratio and Tier 1 Capital to Average Assets ratio of 11.22% and 8.03%, respectively, were below the requirements set forth in the Agreement. Under the terms of the Agreement, the Bank has until the earlier of 90 days after the Bank receives notice from the Assistant  Deputy Comptroller that the restitution process has been completed or written notice from the Comptroller that the Bank’s capital is materially deficient to achieve the capital ratios stated in the Agreement. As of June 30, 2010, the Bank has not received either communication from the Comptroller, and therefore does not consider itself in breach of this provision of the Agreement.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2010
Total Capital (to Risk Weighted Assets)	$11,927	11.22%	$8,504	>	8.00%	$10,629	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,592	9.96%	4,252	>	4.00%	6,378	>	6.00%

Tier 1 Capital (to Average Assets)	10,592	8.03%	5,279	>	4.00%	6,598	>	5.00%

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$12,640	11.33%	$8,925	>	8.00%	$11,156	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	11,242	10.80%	4,462	>	4.00%	6,694	>	6.00%

Tier 1 Capital (to Average Assets)	11,242	7.51%	5,988	>	4.00%	7,485	>	5.00%

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(000's)	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$300	$367
Due from subsidiary	-	-
Capitalized servicing rights	-	-
Investment in subsidiary	10,606	11,259

Total Assets	$10,906	$11,626

LIABILITIES AND CAPITAL
Other Liabilities	23	35
Capital	10,883	11,591

Total Liabilities and Capital	$10,906	$11,626
T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2010	2009	2010	2009

Equity in income (loss) from subsidiary	$510	$28	$(650)	$(121)

Noninterest expense:
Professional and administrative	45	29	55	24
Stock based compensation	11	22	21	50
Total noninterest expenses	56	51	76	74

Net income (loss)	$454	$(23)	$(726)	$(195)

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(000's)	2010	2009
Cash Flows from Operating Activities
Net loss	$(726)	$(195)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in (earnings) loss of Bank	650	121
Stock based compensation	21	50
Net change in other assets	-	333
Net change in other liabilities	(12)	(15)
Net cash provided (used) by operating activities	(67)	294

Cash Flows from Investing Activities
Proceeds from sale of premises and equipment	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Net proceeds from rights offering	-	1,763
Contribution to bank	-	(2,000)
Net cash used in financing activities	-	(237)

Net change in cash and cash equivalents	(67)	57
Cash and cash equivalents at beginning of period	367	333

Cash and cash equivalents at end of period	$300	$390

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

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

The following table summarizes financial and nonfinancial assets measured at fair value as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. government agencies	$—	$3,618	$—	$3,618
Other Assets:
OREO	—	1,657	—	1,657

Non-financial assets measured at fair value on a non-recurring basis include OREO. Certain OREO assets, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the OREO asset. The fair value of an OREO asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data.  In connection with the measurement and initial recognition of the OREO assets, the Company recognized charge-offs of the allowance for loan losses totaling $1.1 million for the six months ended June 30, 2010, which has been recorded on the consolidated statement of income through the provision for loan losses.

Carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$3,331	$3,331	$7,292	$7,292
Securities available for sale	3,618	3,618	4,005	4,005
Loans, net	101,949	101,107	121,419	120,702
Accrued interest receivable	317	317	397	397

Financial liabilities
Deposits	86,640	89,931	108,125	108,685
Accrued interest payable	120	120	101	101

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of June 30, 2010 and December 31, 2009, and our consolidated results of operations for three months and six months ended June 30, 2010 and 2009. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•
if we fail to adequately address formal administrative actions with the Comptroller, including, without limitation, the Agreement, this may have an adverse impact on the Company’s operating results or financial condition;

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

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake and the neighboring Texas communities. As of June 30, 2010, we had, on a consolidated basis, total assets of $115.0 million, net loans of $101.9 million, total deposits of $86.6 million, and shareholders’ equity of $10.9 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.

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

The following discussion focuses on our financial condition at June 30, 2010 and December 31, 2009, and our results of operations for the three months and six months ended June 30, 2010 and 2009.

Recent Developments

On July 21, 2010, President Obama signed into law the Dodd−Frank Wall Street Reform and Consumer Protection Act (the “Dodd−Frank Act”). Although certain provisions of the Dodd−Frank Act will not apply to banking organizations with less than $10 billion of assets, such as the Company and the Bank, the changes resulting from the legislation will impact our business. The Dodd-Frank Act will permit us to pay interest on business checking accounts, which could (i) cause the Federal Reserve Board to amend its Regulation D establishing reserve requirements for depository institutions, and (ii) significantly reduce or eliminate the need for depository institutions to offer sweep account products. We are currently in the process of evaluating this regulatory change, but have not fully quantified the full impact. Compliance with the Dodd−Frank Act’s provisions may curtail our revenue opportunities, increase our operating costs, require us to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect our business or financial results in the future. Our management is actively reviewing the provisions of the Dodd−Frank Act and assessing its probable impact on our business, financial condition, and result of operations. However, because many aspects of the Dodd−Frank Act are subject to future rulemaking, no assurance can be given as to the ultimate effect that the Dodd-Frank Act or any of its provisions may have on the Company, the financial services industry or the nation’s economy.

On May 5, 2010, the Bank received written notice from the Comptroller that it had completed its obligation as it relates to the payment of civil money penalties in the amount of $100,000 as required by the Agreement.

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

	Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Number of Days	Total
Federal Funds Sold	$(29)	$(13)	$-	$(42)
Securities	(4)	6	-	2
Loans, net of reserve (1)	(44)	(32)	-	(76)

Total earning assets	(77)	(39)	-	(116)

NOW	-	1	-	1
Money Market	(77)	(5)		(82)
Certificates of deposit $100,000 or less	(30)	(45)	-	(75)
Certificates of deposit $100,000 or more	(44)	33	-	(11)
Borrowed Funds	9	(24)	-	(15)

Total interest-bearing liabilities	(142)	(40)	-	(182)

Changes in net interest income	$65	$1	$-	$66

	Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Number of Days	Total
Federal Funds Sold	$(42)	$(18)	$-	$(60)
Securities	(15)	40	-	25
Loans, net of reserve (1)	(132)	(19)	-	(151)

Total earning assets	(189)	3	-	(186)

NOW	(1)	1	-	-
Money Market	(168)	3	-	(165)
Certificates of deposit $100,000 or less	(51)	(94)	-	(145)
Certificates of deposit $100,000 or more	(85)	110	-	25
Borrowed Funds	(3)	(20)	-	(23)

Total interest-bearing liabilities	(308)	-	-	(308)

Changes in net interest income	$119	$3	$-	$122

(1) Average loans include loans on non-accrual status.

Net interest income for the three months ended June 30, 2010 increased $66,000, or 5.0%, compared to the same period in the prior year.  The increase was due primarily to a decline in the average interest yield for interest-bearing liabilities, which was partially offset by a decrease in average interest yield for interest-earning assets.

Total interest income for the three months ended June 30, 2010 decreased $116,000, or 5.4%, compared to the same period in 2009. For the three month period ended June 30, 2010, the average interest yield for interest-earning assets increased to 6.3%, or 12.5%, compared to 5.6% for the same period in 2009. Average earning asset volume decreased $25.3 million, or 16.7%, to $126.5 million for the three months ended June 30, 2010, compared to $151.8 million for the same period in the prior year. The decrease is primarily attributable to a reduction in Fed funds sold during the period.

Total interest expense for the three months ended June 30, 2010 decreased $182,000, or 22.1%, compared to the same period in 2009. For the three month-period ended June 30, 2010, the average interest yield for interest-bearing liabilities fell to 2.4%, or 4.0%, compared to 2.5% for the same period in 2009. Average interest bearing deposit volume fell $3.5 million, or 3.3%, to $101.4 million for the three months ended June 30, 2010, compared to $104.9 million for the same period in 2009.

Net interest income for the six months ended June 30, 2010 increased $122,000, or 4.7%, compared to the same period in the prior year.  The increase was due primarily to a decrease in average interest yield for interest bearing deposits.

Total interest income decreased $186,000, or 4.4%, to $4.1 million for the six months ended June 30, 2010, compared to $4.2 million for the same period in the prior year. The average interest yield increased to 6.1%, or 5.1%, for the six months ended June 30, 2010, compared to 5.9% for the same period in the prior year.  Average earning asset volume fell $11.7 million, or 8.1%, to $131.9 million for the six months ended June 30, 2010, compared to $143.6 million for the same period in the prior year.

Total interest expense decreased by $308,000, or 18.4%, to $1.4 million for the six months ended June 30, 2010, compared to $1.7 million for the six months ended June 30, 2009.  The decrease in interest expense is due to a decrease in the average rate paid for interest bearing deposits.  For the six month period ended June 30, 2010, the average rate paid for interest earning deposits fell to 2.6% as compared to 3.2% for the same period in the prior year.  Average interest bearing deposit volume increased $1.4 million, or 1.4%, to $105.2 million for the six months ended June 30, 2010, compared to $103.8 million for the same period in the prior year.  Average borrowed funds decreased $11.4 million, or 61.4%, to $7.2 million for the six months ended June 30, 2010, compared to $18.6 million for the same period in the prior year.

Key Performance Indicators at June 30, 2010

The following were key indicators of our performance and results of operations through the first two quarters of 2010:

•	total assets was $115.0 million at the end of the second quarter of 2010, representing a decrease of $24.4 million, or 17.5%, from $139.4 million at the end of 2009;

•
total loans, net of allowance for loan losses, decreased to $101.9 million at the end of the second quarter of 2010, representing a decrease of  $19.5 million, or 16.0%, from $121.4 million at the end of 2009;

•	total deposits decreased to $86.6 million at the end of the second quarter of 2010, representing a decrease of $21.5 million, or 19.9%, from $108.1 million at the end of 2009;

•	total revenue was $7.9 million for the six months ended June 30, 2010, compared to $7.5 million for the same period in the prior year, representing an increase of 6.3%, or $474,000.

•	net income was $454,000 for the three months ended June 30, 2010, compared to net loss of $23,000 for the same period in the prior year.

•	net loss was $726,000 for the six months ended June 30, 2010, compared to net loss of $195,000 for the same period in the prior year.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three and six months ended June 30, 2010 and 2009.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended June 30,
	2010			2009
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve	$117,647	$1,982	6.7%	$119,541	$2,058	6.8%
Federal funds sold	648	-	0.2%	25,458	42	0.6%
Securities and other	8,152	38	1.8%	6,884	36	2.1%
Total earning assets	126,447	2,020	6.3%	151,833	2,136	5.6%
Cash and other assets	5,506			4,278
Total assets	$131,953			$156,111

Interest-bearing liabilities
NOW accounts	$2,029	$3	0.7%	$1,671	$3	0.7%
Money market accounts	44,761	85	0.8%	47,000	167	1.4%
Savings accounts	179	-	0.9%	194	-	1.1%
Certificates of deposit less than $100,000	14,118	132	3.7%	18,972	207	4.4%
Certificates of deposit $100,000 or greater	40,336	415	4.1%	37,070	425	4.6%
Total interest bearing deposits	101,423	635	2.5%	104,906	802	3.1%
Borrowed funds	5,725	7	0.5%	24,901	22	0.3%
Total interest bearing liabilities	107,148	642	2.4%	129,807	824	2.5%
Noninterest bearing deposits	11,100			10,274
Other liabilities	3,090			619
Stockholders equity	10,615			15,411
Total liabilities and stockholders' equity	$131,953			$156,111

Net interest income		1,378			1,312
Net interest spread			3.9%			3.1%
Net interest margin			4.3%			3.5%

Provision for loan loss		(118)			40
Non-interest income		1,960			1,647
Non-interest expense		3,002			2,942
Loss before income taxes		454			(23)
Income taxes expense (benefit)		-			-
Net income/loss		$454			$(23)

Earnings (loss) per share		0.23			(0.01)
Return on average equity		17.11%			(0.60)%
Return on average assets		1.38%			(0.06)%
Equity to assets ratio		8.04%			9.87%

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Six Months Ended June 30,
	2010			2009
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve	$120,362	$3,980	6.6%	$120,897	$4,131	6.8%
Federal funds sold	642	1	0.2%	18,579	61	0.7%
Securities	10,855	80	1.5%	4,143	55	2.7%
Total earning assets	131,859	4,061	6.1%	143,619	4,247	5.9%
Cash and other assets	5,632			4,316
Total assets	$137,491			$147,935

Interest-bearing liabilities
NOW accounts	$2,049	$7	0.7%	$1,817	$7	0.8%
Money market accounts	45,900	186	0.8%	45,142	351	1.6%
Savings accounts	186	1	0.9%	186	1	1.2%
Certificates of deposit less than $100,000	14,726	283	3.9%	19,612	428	4.4%
Certificates of deposit $100,000 or greater	42,385	876	4.2%	37,090	851	4.6%
Total interest bearing deposits	105,246	1,353	2.6%	103,847	1,638	3.2%
Borrowed funds	7,166	12	0.4%	18,560	35	0.4%
Total interest bearing liabilities	112,412	1,365	2.4%	122,407	1,673	2.7%
Noninterest bearing deposits	9,206			10,090
Other liabilities	1,805			652
Stockholders equity	14,068			14,786
Total liabilities and stockholders' equity	$137,491			$147,935

Net interest income		2,696			2,574
Net interest spread			3.7%			3.2%
Net interest margin			4.1%			3.6%

Provision for loan loss		1,185			158
Non-interest income		3,888			3,228
Non-interest expense		6,125			5,839
Loss before income taxes		(726)			(195)
Income taxes expense (benefit)		-			-
Net loss		$(726)			$(195)

Earnings (loss) per share		(0.37)			(0.10)
Return on average equity		(10.32)%			(1.32)%
Return on average assets		(1.06)%			(0.13)%
Equity to assets ratio		10.23%			9.99%

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The provision for loan losses totaled $1.2 million for the six months ended June 30, 2010, compared to $158,000 for the six months ended June 30, 2009. The provision amounts are directly related to loan volumes and losses. We had charge-offs of $1.3 million and recoveries of $267,000 during the six months ended June 30, 2010, compared to charge-offs of $157,000 and recoveries of $9,000 for the same period in the prior year.

Non-interest Income

Non-interest income was primarily attributable to fee income generated by the Company for trust services and service charges on depository accounts.

Total non-interest income increased $313,000, or 19.0%, to $2.0 million for the three months ended June 30, 2010, compared to $1.6 million for the same period in the prior year. The increase is directly attributable to an increase in trust income.

Total non-interest income increased $660,000, or 20.4% to $3.9 million for the six months ended June 30, 2010, compared to $3.2 million for the same period in the prior year. The increase is directly attributable to an increase in trust income.

Trust income is earned on the value of managed and non-managed assets held in custody.  For the three and six months ended June 30, 2010, trust income totaled $1.9 million and $3.8 million, respectively, compared to $1.6 million and $3.2 million for the same period in the prior year. The increase in trust income is directly attributable to the general rise in the market values of assets in trust accounts on which the fees are based.

Service fees were $38,000 and $76,000 for the three and six months ended June 30, 2010, respectively, compared to $22,000 and $46,000 for the same periods in the prior year.

Noninterest Expense

Total non-interest expense increased $60,000, or 2.0%, to $3.0 million for the three months ended June 30, 2010, compared to $2.9 million for the same period in the prior year. Changes in the components of non-interest expense for the three months ending June 30, 2010 and 2009 are discussed below.

Salaries and employee benefits decreased $88,000, or 11.1%, to $706,000 for the three months ended June 30, 2010, compared to $794,000 for the same period in the prior year.  The decrease was related to reduction of full-time equivalent employees and to decrease in bonus expense.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.  For the three months ended June 30, 2010, occupancy and equipment expense decreased $114,000, or 33.5%, to $226,000, compared to $340,000 for the same period in the prior year. The decrease was due to decreases in depreciation, telephone, equipment rental and property taxes.

Trust expenses are advisory fees paid to a fund advisor to manage certain assets held in the trust department and are based on the value of the assets held in custody.  For the three months ended June 30, 2010, trust expenses increased $250,000, or 17.9%, to $1.6 million as compared to $1.4 million for the same period in the prior year.  Similar to trust income, the increase in trust expense is directly attributable to the general rise in the market values of assets in trust accounts.

Professional fees increased $37,000, or 31.4%, to $155,000 for the three months ended June 30, 2010, compared to $118,000 for the same period in the prior year. The increase was primarily due to an increase in audit expense.

Data processing fees decreased $3,000, or 4.5%, to $64,000 for the three months ended June 30, 2010, compared to $67,000 for the same period in the prior year.

Other expenses decreased $22,000, or 9.7%, to $205,000 for the three months ended June 30, 2010, compared to $227,000 for the same period in the prior year.

Total non-interest expense increased $286,000, or 4.9%, to $6.1 million for the six months ended June 30, 2010, compared to $5.8 million for the same period in the prior year. Changes in the components of non-interest expense for the six months ending June 30, 2010 and 2009 are discussed below.

Salaries and employee benefits decreased $150,000, or 9.3%, to $1.5 million for the six months ended June 30, 2010, compared to $1.6 million for the same period in the prior year.   The decrease was related to reduction of full-time equivalent employees and to decrease in bonus expense.

Occupancy and equipment expense decreased $180,000, or 26.4%, to $502,000, compared to $682,000 for the same period in the prior year. The decrease was due to decreases in depreciation, telephone, equipment rental and property taxes.

Trust expenses increased $501,000, or 18.2%, to $3.3 million for the six months ended June 30, 2010, compared to $2.8 million for the same period in the prior year.  Similar to trust income, the increase in trust expense is directly attributable to the general rise in the market values of assets in trust accounts.

Professional fees increased $189,000, or 87.1%, to $406,000 for the six months ended June 30, 2010, compared to $217,000 for the same period in the prior year. The increase was largely due to legal fees associated with the Agreement with the Comptroller.

Data processing fees decreased $16,000, or 11.5%, to $123,000 for the six months ended June 30, 2010, compared to $139,000 for the same period in the prior year.

Other expenses decreased $58,000, or 13.1%, to $386,000 for the six months ended June 30, 2010, compared to $444,000 for the same period in the prior year. The decrease is primarily attributable to a $47,000 decrease in Federal Deposit Insurance assessment and decrease in public relations expenditures.

Income Taxes

No federal income tax expense was recorded for the six months ended June 30, 2010, due to available operating losses to offset taxable income.  Based upon the Company’s limited operating history, the federal tax benefit of these losses has a valuation allowance equal to the benefit.  Cumulative net operating loss available to carry forward for tax purposes is approximately $1.8 million as of December 31, 2009.

Financial Condition

Our total assets as of June 30, 2010 were $115.0 million, compared to $139.4 million as of December 31, 2009. Deposits were $86.6 million as of June 30, 2010, compared to $108.1 million as of December 31, 2009. The decrease in deposits is primarily a result of the withdrawal of one deposit account that fully secured a $14 million loan which was paid off. Borrowed funds as of June 30, 2010 were $14.0 million, compared to $16.0 million as of December 31, 2009.

As of June 30, 2010, our shareholders’ equity was $10.9 million, compared to $11.6 million as of December 31, 2009.  The $708,000 decrease in equity includes $726,000 net loss and $21,000 stock-based compensation expense recognized through the first six months of 2010.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At June 30, 2010, we had $2.1 million in interest-bearing deposits and $185,000 million in federal funds sold. At December 31, 2009, we had $5.5 million in interest-bearing deposits and $550,000 in federal funds sold. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

At June 30, 2010, our securities included Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost of $420,000 and $658,000, respectively, with an estimated fair value that approximated cost. We also had government agency securities with amortized cost of $4.3 million and fair value of $4.4 million. Weighted average yield of the securities portfolio at June 30, 2010 was 3.3%.  Securities with market value of $3.5 million were pledged against borrowed funds at the Federal Home Loan Bank of Dallas, and one security with market value of $724,000 was pledged against trust deposit balances held at the Bank.

At December 31, 2009, our securities consisted of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost and fair value of $420,000 and $861,000, respectively. We also had government agency securities with amortized cost and fair value of $4.8 million.  Weighted average yield of the securities portfolio at December 31, 2009 was 2.5%.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of	As of
(000's)	June 30, 2010	December 31, 2009
Commercial and industrial	$72,473	$88,920
Consumer installment	850	1,852
Real estate — mortgage	22,773	25,464
Real estate — construction	7,795	7,045
Other	12	2
Total loans	103,903	123,283

Less allowance for loan losses	1,820	1,713
Less deferred loan fees	134	151
Total net loans	$101,949	$121,419

As of June 30, 2010 and December 31, 2009, our total net loans were $101.9 million and $121.4 million, respectively. Total loans, net of reserves and deferred fees, as a percentage of total assets were 88.6% as of June 30, 2010, and 87.1% as of December 31, 2009. The $19.5 million decrease is primarily due to the payoff of a $14.0 million commercial loan which was fully secured by deposits. The remaining $5.5 million decrease is the combined result of softening overall loan demand in our local market as well as our strategy to reduce the risk in the loan portfolio by reducing overall exposure to real estate commercial loans to dental professionals.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients businesses. At June 30, 2010 and December 31, 2009, commercial loans totaled $72.5 million and $88.9 million, representing approximately 69.8% and 72.1% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At June 30, 2010 and December 31, 2009, consumer loans totaled $850,000 and $1.9 million, approximately 0.8% and 1.5% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and short-term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Short-term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At June 30, 2010 and December 31, 2009, real estate loans totaled $30.6 million and $32.5 million, approximately 29.4% and 26.4% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2010, our commercial loan portfolio included $73.6 million of loans, approximately 70.9% of our total funded loans, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of June 30, 2010:

	As of June 30, 2010
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial *	$7,132	$6,065	$30,430	$27,744	$1,091	$72,462
Consumer installment	244	606	-	-	-	850
Real estate — mortgage	2,584	6,736	6,727	1,920	4,805	22,772
Real estate — construction*	4,201	2,073	361	-	1,172	7,807
Other	12	-	-	-	-	12
Total	$14,173	$15,480	$37,518	$29,664	$7,068	$103,903

*Includes nonaccrual and other loans at June 30, 2010.

Nonperforming Loans and Assets

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (“OREO”), and other repossessed assets. The impact of foreclosures and distressed sales is impacting the value of real estate and the overall economy broadly. This economic downturn has affected our real estate portfolio. As of June 30, 2010, we had no loans 90 days or more past due and still accruing interest, $3.3 million in loans on nonaccrual status and $1.7 million in OREO. At December 31, 2009, we had no loans 90 days or more past due and still accruing interest, $3.8 million in loans on nonaccrual status and $1.6 million in OREO.  Total nonperforming assets as of June 30, 2010 was $4.4 million, a decrease of 18.5% compared to $5.4 million as of December 31, 2009.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At June 30, 2010 the Company had $3.7 million in special mention loans, $7.2 million in substandard loans and no loans classified as doubtful, compared to $1.4 million in special mention loans, $12.5 million in substandard loans and no loans classified as doubtful loans at December 31, 2009.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.8 million, or 1.7% of total funded loans, at June 30, 2010, compared to $1.7 million, or 1.4%, at December 31, 2009.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. With the downturn in the economy, charge-offs in our portfolio have increased. We had charge-offs of $1.3 million and recoveries of $267,000 during the six months ended June 30, 2010. During the year ended December 31, 2009, we had charge-offs of $1.3 million and recoveries of $9,000.

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

(000's)	As of June 30, 2010		As of December 31, 2009
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,269	68.0%	$1,285	75.0%
Consumer installment	15	2.0%	23	1.3%
Real estate — mortgage	399	21.5%	318	18.6%
Real estate — construction	137	8.5%	87	5.1%
Total allowance for loan losses	$1,820	100.0%	$1,713	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $662,000 at June 30, 2010 and $793,000 at December 31, 2009.

Deposits

Deposits are our primary source of funding. Total average deposits at June 30, 2010 and December 31, 2009 were $114.5 million and $118.2 million, respectively, representing a decrease of $3.7 million, or 3.1%, during the six month period ending June 30, 2010. We continue to seek ways to attract additional deposits.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended June 30, 2010 and 2009:

	For the six months ended
(000's)	June 30, 2010			June 30, 2009
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$9,206	11.1%	0.0%	$10,090	8.9%	0.0%
NOW accounts	2,049	2.4%	0.7%	1,817	1.6%	0.8%
Money market accounts	45,900	21.2%	0.8%	45,142	39.6%	1.6%
Savings accounts	186	0.2%	0.9%	186	0.2%	1.2%
Certificates of deposit, less than $100,000	14,726	15.9%	3.9%	19,612	17.2%	4.4%
Certificates of deposit, $100,000 or greater	42,385	49.2%	4.2%	37,090	32.5%	4.6%

Total deposits	$114,452	100.00%	2.4%	$113,937	100.00%	3.2%

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	June 30, 2010	December 31, 2009
Three months or less	$2,377	$8,869
Over three months through 12 months	12,566	10,315
Over one year through three years	27,434	25,724
Over three years	235	1,126

Total	$42,612	$46,034

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at June 30, 2010. See Note 14 to the financial statements included in this report. In addition to the on balance sheet liquidity available, the Bank has a line of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of June 30, 2010, our established credit line with the Federal Home Loan Bank was $18.1 million, or 15.7% of assets, of which $14.0 million was utilized. As of June 30, 2010, our established credit line with the Federal Reserve Bank was $21.8 million, or 18.9% of assets, none of which was utilized. On July 1, 2010, an $8.0 million overnight advance from the Federal Home Loan Bank of Dallas was repaid. Additionally, we serve as trustee or custodian for $56.4 million in cash deposits held at BlackRock, Inc. in a money market fund, of which approximately $38.0 million could be held at the Bank in deposit accounts fully insured by the FDIC.

 Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. On April 15, 2010, the Bank entered into the Agreement with the Comptroller requiring, among other provisions, that the Bank ultimately achieve and maintain certain capital ratios (See Item 1, Note 15, Regulatory Matters). The capital ratios required by the Agreement are 11.5% Total Capital to Risk Weighted Assets and 9.00% Tier 1 Capital to Average Assets. Therefore, regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of June 30, 2010. As of June 30, 2010, the Bank’s Total Capital to Risk Weighted Assets ratio and Tier 1 Capital to Average Assets ratio of 11.22% and 8.03%, respectively, were below the requirements set forth in the Agreement. Under the terms of the Agreement, the Bank has until the earlier of 90 days after the Bank receives notice from the Assistant Deputy Comptroller that the restitution process has been completed or written notice from the Comptroller that the Bank’s capital is materially deficient to achieve the capital ratios stated in the Agreement. As of June 30, 2010, the Bank has not received either communication from the Comptroller, and therefore does not consider itself in breach of this provision of the Agreement.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2010
Total Capital (to Risk Weighted Assets)	$11,927	11.22%	$8,504	>	8.00%	$10,629	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,592	9.96%	4,252	>	4.00%	6,378	>	6.00%

Tier 1 Capital (to Average Assets)	10,592	8.03%	5,279	>	4.00%	6,598	>	5.00%

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$12,640	11.33%	$8,925	>	8.00%	$11,156	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	11,242	10.80%	4,462	>	4.00%	6,694	>	6.00%

Tier 1 Capital (to Average Assets)	11,242	7.51%	5,988	>	4.00%	7,485	>	5.00%

Liquidity Management

At June 30, 2010, the Company (excluding the Bank) had approximately $300,000 in cash proceeds, which includes $108,000 of initial shareholder warrant and option exercises. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated and the Bank is no longer subject to the Agreement with the Comptroller.

The Bank’s liquidity is monitored by its management, the Investment/Asset-Liability Committee and the Board of Directors who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds will be retail, custodial, and commercial deposits, loan repayments, maturity of investment securities, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

At June 30, 2010, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $7.4 million and $5,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $20.0 million at June 30, 2010.

The Bank’s significant contractual obligations and other potential funding needs at June 30, 2010 consist of:

	As of June 30, 2010
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$292	$450	$255	$110

Certificates of deposit	$20,017	$35,949	$434	$-

The Bank had cash and cash equivalents of $3.3 million, or 2.9% of total assets, at June 30, 2010. In addition to the on-balance sheet liquidity available, the Bank has lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of June 30, 2010, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $18.1, million or 15.7% of assets, of which $14.0 million was utilized.  The established credit line with the Federal Reserve Bank of Dallas was $21.8 million, or 18.9% of assets, none of which was utilized at June 30, 2010.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of June 30, 2010, the loan to deposit ratio was 118%.  Although this deposit ratio is high, it is not reflective of the Bank’s liquidity position.  With the low rates available from the Federal Home Loan Bank and the Federal Reserve Bank ranging from 0.10% to 0.75%, the Bank, at quarter end, transfers money market deposits available to the Bank through the Bank’s trust department to third party trust investment funds and replaces them with borrowed funds from the Federal Home Loan Bank and Federal Reserve Bank.  This reduces the expense of FDIC insurance to the Bank. Trust money market deposits available to the Bank as of June 30, 2010, are approximately $38 million. With additional advances available from the Federal Home Loan Bank and Federal Reserve Bank and the money market deposits available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of no less than 40% of total assets as of June 30, 2010.  We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

Because the registrant is a small reporting company, disclosure under this item is not required.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4.  (Removed and Reserved).

ITEM 5. Other Information

Submission of Matters to a Vote of Security Holders

The 2010 Annual Meeting of Shareholders of the Bank was held at Bent Tree Country Club, 5201 Westgrove Drive, Dallas, Texas 75248 on June 23, 2010.

Routine items included the election of fifteen directors, and the vote was as set forth below.

Nominee	Votes For	Votes Against	Votes Withheld
Patrick Adams	720,810	0	17,500
Stanley Allred	720,810	0	17,500
Dan Basso	720,810	0	17,500
Frankie Basso	670,510	0	67,800
David Carstens	720,810	0	17,500
Ron Denheyer	720,810	0	17,500
Patrick Howard	671,310	0	67,000
Steven Jones	720,160	0	18,150
Eric Langford	720,810	0	17,500
Steven Lugar	720,810	0	17,500
Charles Mapes	720,810	0	17,500
Thomas McDougal	720,810	0	17,500
Cyvia Noble	720,810	0	17,500
Anthony Pusateri	670,510	0	67,800
Gordon Youngblood	720,810	0	17,500

In addition, the shareholders of the Company ratified the appointment of Weaver & Tidwell, LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2010 with 1,113,067 shares voting in favor, 38,745 shares voting against, and 16,500 shares abstaining from voting.

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

T BANCSHARES, INC.

Date: August 13, 2010	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Bylaws of Registrant (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 and as amended on June 11, 2007 (file no. 333-111153).