Form 10-Q
period 2010-09-30
T Bancshares, Inc.
filed 2010-11-15
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the issuer’s Common Stock as of November 15, 2010, was 1,941,305 shares.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000's) except shares information	September 30, 2010	December 31, 2009
	(unaudited)

ASSETS

Cash and due from banks	$1,777	$1,216
Interest-bearing deposits	3,439	5,526
Federal funds sold	115	550
Total cash and cash equivalents	5,331	7,292

Securities available for sale at estimated fair value	2,353	4,005
Securities held to maturity at amortized cost	687	801
Securities, restricted at cost	1,005	1,281
Loans, net of allowance for loan losses of $1,777 and $1,713, respectively	99,690	121,419
Bank premises and equipment, net	607	793
Other real estate owned	3,011	1,616
Other assets	2,099	2,204
Total assets	$114,783	$139,411

LIABILITIES

Demand Deposits:
Noninterest-bearing	$11,501	$9,428
Interest-bearing	22,307	36,157
Time deposits $100 and over	42,758	46,034
Other time deposits	12,648	16,506
Total deposits	89,214	108,125

Borrowed funds	12,200	16,000
Other liabilities	2,420	3,695
Total liabilities	103,834	127,820

SHAREHOLDERS’ EQUITY

Common stock, $ 0.01 par value; 10,000,000 shares authorized; 1,941,305 shares issued and outstanding	19	19
Additional paid-in capital	18,569	18,537
Retained deficit	(7,679)	(6,982)
Accumulated other comprehensive income	40	17
Total shareholders' equity	10,949	11,591
Total liabilities and shareholders' equity	$114,783	$139,411

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's) except earnings (loss) per share and shares outstanding	2010	2009	2010	2009

Interest Income

Loan, including fees	$1,834	$2,047	$5,814	$6,179
Securities	32	42	103	97
Federal funds sold	-	45	1	106
Interest-bearing deposits	2	-	11	-
Total interest income	1,868	2,134	5,929	6,382

Interest Expense

Deposits	620	831	1,973	2,470
Borrowed funds	8	7	20	42
Total interest expense	628	838	1,993	2,512

Net interest income	1,240	1,296	3,936	3,870
Provision for loan losses	(314)	1,085	871	1,243

Net interest income after provision for loan losses	1,554	211	3,065	2,627

Noninterest Income

Trust income	1,905	1,769	5,717	4,950
Service fees	46	32	122	78
Total noninterest income	1,951	1,801	5,839	5,028

Noninterest Expense

Salaries and employee benefits	640	757	2,096	2,363
Occupancy and equipment	254	314	757	996
Trust consulting services	1,623	1,503	4,874	4,253
Professional fees	127	91	533	307
Data processing	64	71	187	210
Other	768	207	1,154	651
Total noninterest expense	3,476	2,943	9,601	8,780

Net Income (Loss)	$29	$(931)	$(697)	$(1,125)

Earning (loss) per common share
Basic	0.01	(0.48)	(0.36)	(0.58)
Diluted	0.01	(0.48)	(0.36)	(0.58)

Weighted average common shares outstanding	1,941,305	1,941,305	1,941,305	1,934,345
Weighted average diluted shares outstanding	1,941,305	1,941,305	1,941,305	1,934,345

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2009	$17	$16,915	$(3,138)	$-	$13,794

Comprehensive loss:
Net loss — YTD			(1,125)		(1,125)
Change in accumulated gain on securities available for sale				9	9
Total comprehensive loss					(1,116)

Net proceeds from rights offering	2	1,519			1,521
Stock based compensation		77			77
BALANCE, September 30, 2009	$19	$18,511	$(4,263)	$9	$14,276

BALANCE, January 1, 2010	$19	$18,537	$(6,982)	$17	$11,591

Comprehensive loss:
Net loss — YTD			(697)		(697)
Change in accumulated gain on securities available for sale				23	23
Total comprehensive loss					(674)
Stock based compensation		32			32
BALANCE, September 30, 2010	$19	$18,569	$(7,679)	$40	$10,949

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(000's)	2010	2009
Cash Flows from Operating Activities
Net loss	$(697)	$(1,125)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for loan losses	871	1,243
Depreciation and amortization	217	356
Net amortization of securities	42	36
Gain on sale of other real estate owned	-	(1)
Stock based compensation	32	77
Net change in other assets	105	260
Net change in other liabilities	(1,275)	64

Net cash provided by (used in) operating activities	(705)	910

Cash Flows from Investing Activities
Principal payments and maturities of securities held to maturity	114	128
Purchase of securities available for sale, net	(2,069)	(6,685)
Principal payments, calls and maturities of securities available for sale	3,702	1,400
Purchase of securities, restricted, net	(453)	(943)
Proceeds from sale of securities, restricted	729	425
Net change in loans	19,463	548
Proceeds from sale of other real estate owned	-	376
Purchases of premises and equipment	(31)	(80)

Net cash provided by (used in) investing activities	21,455	(4,831)

Cash Flows from Financing Activities
Net change in demand deposits	(11,777)	(3,621)
Net change in time deposits	(7,134)	916
Proceeds from borrowed funds	37,400	145,050
Repayment of borrowed funds	(41,200)	(137,550)
Net proceeds from rights offering	-	1,521

Net cash provided by (used in) financing activities	(22,711)	6,316

Net change in cash and cash equivalents	(1,961)	2,395
Cash and cash equivalents at beginning of period	7,292	8,457

Cash and cash equivalents at end of period	$5,331	$10,852

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,978	$2,498
Income taxes	$-	$-
Non-cash transactions
Transfers from loans to other real estate owned	$1,395	$1,992

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

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The accounting and reporting policies of the Company reflect banking industry practice and conform to GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. The allowance for loan loss is the primary estimate by management, which is established through a provision for loan loss charge to expense. It is reasonably possible that actual results could differ significantly from those estimates.

Certain reclassifications have been made to the 2009 financial statements from their original presentation to conform with the 2010 financial statement presentation. These reclassifications had no effect on shareholders’ equity or net loss for the three or nine months ended September 30, 2009.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements. - In 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized, and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by the new guidance became effective on January 1, 2010. The Company does not expect the adoption of this authoritative guidance to have a significant effect on the financial condition and results of operations; however, it will increase the amount of disclosure in the notes to the consolidated financial statements.

FASB Accounting Standards Codification (“ASC”) 310 Receivables (“ASC 310”) was amended to enhance disclosures about credit quality of financing receivables and the allowance for credit losses. The amendments require an entity to disclose credit quality information, such as internal risk gradings, more detailed nonaccrual and past due information, and modifications of its financing receivables. The disclosures under ASC 310, as amended, will be effective for interim and annual reporting periods ending on or after December 15, 2010. We do not expect this amendment to have a significant impact on our financial results, but it will significantly expand the disclosures that we are required to provide.

NOTE 3. LOANS

Loans held in portfolio consisted of the following:

(000's)	September 30, 2010	December 31, 2009
Commercial and industrial	$70,315	$88,920
Consumer installment	1,116	1,852
Real estate — mortgage	22,558	25,464
Real estate — construction	7,624	7,045
Other	-	2

Total loans	101,613	123,283

Less allowance for loan losses	1,777	1,713
Less deferred loan fees	146	151

Net loans	$99,690	$121,419

The change in the allowance for loan losses is as follows:

(000's)	September 30, 2010	December 31, 2009
Balance at beginning of period	$1,713	$1,638
Provision charged to operations	871	1,369
Loans charged off	(1,354)	(1,303)
Recoveries of loans previously charged off	547	9

Balance at end of period	$1,777	$1,713

At September 30, 2010, there were $1.9 million of nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest, and at December 31, 2009, there were $3.8 million of nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest.

NOTE 4. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	September 30, 2010
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities Available for Sale:
U.S. Government Agencies	$2,313	$45	$5	$2,353

Securities Held to Maturity:
U.S. Government Agencies	$687	$54	$-	$741

Securities, restricted
Other	$1,005	$-	$-	$1,005

	December 31, 2009
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities Available for Sale:
U.S. Government Agencies	$3,988	$20	$3	$4,005

Securities Held to Maturity:
U.S. Government Agencies	$801	$29	$-	$830

Securities, restricted:
Other	$1,281	$-	$-	$1,281

At September 30, 2010, securities with market value of $2.2 million were pledged against borrowed funds at the Federal Home Loan Bank of Dallas, and one security with market value of $741,000 was pledged against trust deposit balances held at our subsidiary, T Bank, N.A. (the “Bank”). The Bank held Federal Reserve Bank of Dallas stock in the amount of $420,000 at September 30, 2010 and December 31, 2009. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $584,400 and $861,000 at September 30, 2010 and December 31, 2009, respectively. Both of the Federal Reserve Bank of Dallas stock and the Federal Home Loan Bank of Dallas stock are carried at cost and are reported as “Securities, restricted” in the table above.

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts has terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at September 30, 2010 and December 31, 2009 were as follows:

(000's)	September 30, 2010	December 31, 2009
Leasehold improvements	$929	$929
Furniture and equipment	1,907	1,876
	2,836	2,805
Less: accumulated depreciation	2,229	2,012
Balance at end of period	$607	$793

NOTE 7. OTHER REAL ESTATE OWNED AND OTHER ASSETS

Other assets consisted of the following at September 30, 2010 and December 31, 2009:

(000's)	September 30, 2010	December 31, 2009
Accounts receivable – trust fees	$651	$640
Accrued interest receivable	310	397
Prepaid assets	1,121	1,136
Other	17	31
	$2,099	$2,204

Other Real Estate Owned (“OREO”) totaled $3.0 million and $1.6 million at September 30, 2010 and December 31, 2009, respectively, which are recorded at lower of cost or fair value. In connection with the measurement and initial recognition of the additions to OREO for the nine months ended September 30, 2010, the Company recognized charge-offs of the allowance for loan losses totaling $57,500, which has been recorded on the consolidated statement of operations through the provision for loan losses. The OREO assets are actively being marketed, and disposal of the assets is anticipated to occur in the next 12 months.

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of September 30, 2010		As of December 31, 2009
Noninterest bearing demand	$11,501	13%	$9,428	9%
Interest bearing demand (NOW)	1,904	2%	1,960	2%
Money market accounts	20,223	23%	34,006	31%
Savings accounts	180	0%	191	0%
Certificates of deposit, $100,000 and greater	42,758	48%	46,034	43%
Certificates of deposit, less than $100,000	12,648	14%	16,506	15%
	$89,214	100%	$108,125	100%

At September 30, 2010, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2010	$3,997
2011	34,296
2012	14,660
2013	2,117
2014	314
2015	22
Total	$55,406

NOTE 9. BORROWED FUNDS

Borrowed funds as of September 30, 2010 and December 31, 2009, were as follows:

(000's)	September 30, 2010	December 31, 2009
Federal Home Loan Bank Advance	$12,200	$16,000

Total	$12,200	$16,000

At September 30, 2010, borrowed funds consisted of two $3.0 million loans and a $6.2 million overnight advance from the Federal Home Loan Bank of Dallas. The loans have a term of 1 year and mature on October 28, 2010 and April 13, 2011, respectively. The interest rates for the loans are fixed at 0.47% and 0.54%, respectively. The interest rate for the overnight advance was 0.04%. The Company has a $25.5 million credit line with the Federal Reserve Bank, which is secured by $41.1 million in pledged commercial and industrial loans, and $18.2 million credit line with the Federal Home Loan Bank which is secured by $19.8 million in pledged real estate loans and $2.3 million in securities. The $6.2 million overnight advance from the Federal Home Loan Bank of Dallas was renewed on October 1, 2010 and repaid on October 8, 2010.

NOTE 10. OTHER LIABLITIES

The following comprised other liabilities at September 30, 2010 and December 31, 2009:

(000's)	September 30, 2010	December 31, 2009
Reserve for Comptroller Settlement	$1,523	$2,685
Trust Advisor Fees Payable	545	522
Interest Payable	116	101
Audit Fees	21	38
Incentive Compensation	78	51
Legal	8	28
Franchise & Property Taxes	84	37
Other Accruals	45	233
	$2,420	$3,695

NOTE 11. INCOME TAXES

No federal income tax expense has been recorded for the quarter ended September 30, 2010, as net operating losses are being used to offset taxable income. Based upon the Company’s limited operating history, the federal income tax benefit of these losses has a valuation allowance equal to the amount of the benefit. As of December 31, 2009, the Company had net tax operating loss carry forwards of approximately $1.8 million that will ultimately expire in 2028, if not used. This amount is lower than the losses reflected in the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 12. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan (the “Plan”) at the annual shareholder meeting held on June 2, 2005. The Plan authorizes the granting of options to purchase up to 260,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The Plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the Plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The Plan has a term of 10 years. The Plan is administered by the Board of Directors. As of September 30, 2010 and December 31, 2009, options to purchase a total of 212,500 and 195,500 shares of common stock, respectively, had been issued with a weighted average exercise price of $9.14 and $10.03, respectively These options vest through May 2015. These options could potentially dilute earnings per share, but were not included in the earnings (loss) per share computations because their effect was anti-dilutive for the three and nine months ended September 30, 2010 and 2009.

The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Company’s stock option plan for the nine months ended September 30, 2010:

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the period	195,500	$10.03
Granted	27,000	1.79
Exercised	-	-
Expired / forfeited	10,000	6.75

Outstanding at end of period	212,500	$9.14
Exercisable at end of period	162,800	$10.26
Available for grant at end of period	36,500

The weighted average remaining contractual life of options outstanding at September 30, 2010 was 6.0 years.

The following is a summary of the Company’s nonvested options for the nine months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2010	39,600	$3.24
Granted	27,000	0.98
Vested	8,900	3.94
Forfeited	8,000	2.01

Nonvested at September 30, 2010	49,700	$2.08

As of September 30, 2010, there was approximately $91,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements to be recognized over the vesting period.

NOTE 13. STOCK WARRANTS

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20.00 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at September 30, 2010. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the nine months ended September 30, 2010, no warrants were exercised.

There were no additional warrants issued during the nine months ended September 30, 2010. The outstanding warrants could potentially dilute earnings per share, but were not included in the earnings (loss) per share computations because their effect was anti-dilutive for the respective three and nine months ended September 30, 2010 and 2009.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2010, the Company had commitments to extend credit and standby letters of credit of approximately $5.1 million and $14,600, respectively. At December 31, 2009, the Company had commitments to extend credit and standby letters of credit of approximately $6.8 million and $15,000, respectively.

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
Although we do not know at this time the precise amounts that would ultimately be payable by us under the terms of the Agreement, we expect that any such settlement would ultimately require the Bank to, among other things, pay a significant and material restitution payment which we have estimated to be $3.0 million. Further, the Bank may not be able to comply with all of the requirements of the Agreement, including meeting the stated capital requirements contained therein. In addition, should the Bank be required to pay significant and material amounts of restitution greater than estimated amounts, the short and long term financial condition, results of operations, liquidity, and/or prospects of the Bank, upon which the Company is dependent, may be materially adversely, and irreparably, impacted.

In determining the amount of funds that the Bank needs to reserve to make restitution payments to consumers under the Agreement, management has made certain assumptions regarding the number of consumers who elect to accept restitution checks and the ability of the Bank and its claim processor to locate consumers. The Comptroller approved the Bank’s Restitution Plan on July 6, 2010. In accordance with the approved Restitution Plan, the Bank issued 38,728 checks totaling $3.8 million on August 13, 2010. As of September 30, 2010, 16,000 checks totaling $1.5 million had been cashed, or 39% of the dollar amount of checks issued. The checks expire on November 13, 2010, after which date they will no longer be valid and cannot be negotiated. Based on this, as well as the daily rate at which checks were being cashed on and after September 30, 2010, management revised its original estimate from 68% to 55% of checks that it believes will actually be cashed by consumers. This reduced the prior estimate from $2.4 million to $2.1 million for twelve of the thirteen merchants listed in the Agreement. In addition, certain consumers purchased products or services from a merchant, Low Pay, Inc. (“Low Pay”), that was in litigation with the Federal Trade Commission (“FTC”) as of the date of the Agreement. These consumers represented $1.6 million of the Bank’s total obligation set forth in the Agreement. On September 10, 2010, the FTC entered into Consent Decrees with Low Pay and several related parties settling the litigation. Based on our review of this settlement, we have revised our estimate and increased the Bank’s reserve to incorporate 55% of the $1.6 million obligation to the Low Pay consumers, or $880 thousand. Because the Bank originally accrued an expense of $2.4 million for the twelve merchants, the excess accrued reserve partially offsets the estimated $880 thousand for the Low Pay obligation. As such, the Bank accrued an expense of $560 thousand as of September 30, 2010. Pursuant to the Agreement, we paid $100,000 for the civil money penalty on April 15, 2010. On May 5, 2010, the Bank received written notice from the Comptroller that it had completed its obligation as it relates to the payment of civil money penalties in the amount of $100,000 as required by the Agreement. We believe this expected reserve and accrued expense represents a reasonable estimate under FASB ASC Topic 450 of liability based on the facts and circumstances as we understand them today. However, we can not assure you that this estimate of the required reserve will not change. If management’s estimates prove inaccurate, the Bank may be required to recognize additional payments on restitution checks. As a result, our financial condition and results of operation may be materially adversely affected.

To be categorized as well capitalized under prompt corrective action provisions, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. However, regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of September 30, 2010. The capital ratios required by the Agreement are 11.5% Total Capital to Risk Weighted Assets and 9.00% Tier 1 Capital to Average Assets. As of September 30, 2010, the Bank’s Total Capital to Risk Weighted Assets ratio and Tier 1 Capital to Average Assets ratio of 11.36% and 9.24%, respectively, were below the requirements set forth in the Agreement. Under the terms of the Agreement, the Bank has until the earlier of 90 days after the Bank receives notice from the Assistant Deputy Comptroller that the restitution process has been completed or written notice from the Comptroller that the Bank’s capital is materially deficient to achieve the capital ratios stated in the Agreement. As of September 30, 2010, the Bank has not received either communication from the Comptroller, and therefore does not consider itself in breach of this provision of the Agreement.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2010
Total Capital (to Risk Weighted Assets)	$11,967	11.36%	$8,424	>	8.00%	$10,530	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,645	10.11%	4,212	>	4.00%	6,318	>	6.00%

Tier 1 Capital (to Average Assets)	10,645	9.24%	4,610	>	4.00%	5,762	>	5.00%

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$12,640	11.33%	$8,925	>	8.00%	$11,156	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	11,242	10.80%	4,462	>	4.00%	6,694	>	6.00%

Tier 1 Capital (to Average Assets)	11,242	7.51%	5,988	>	4.00%	7,485	>	5.00%

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(000's)	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$264	$367
Due from subsidiary	-	-
Capitalized servicing rights	-	-
Investment in subsidiary	10,685	11,259

Total Assets	$10,949	$11,626

LIABILITIES AND CAPITAL
Other Liabilities	$-	$35
Capital	10,949	11,591

Total Liabilities and Capital	$10,949	$11,626

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2010	2009	2010	2009

Equity in income (loss) from subsidiary	$53	$(884)	$(597)	$(1,005)

Noninterest expense:
Professional and administrative	13	17	68	43
Stock based compensation	11	28	32	77
Total noninterest expenses	24	45	100	120

Net income (loss)	$29	$(931)	$(697)	$(1,125)

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(000's)	2010	2009
Cash Flows from Operating Activities
Net loss	$(697)	$(1,125)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in loss of Bank	597	1,005
Stock based compensation	32	77
Net change in other assets	-	333
Net change in other liabilities	(35)	(10)
Net cash provided (used) by operating activities	(103)	280

Cash Flows from Investing Activities
Proceeds from sale of premises and equipment	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Net proceeds from rights offering	-	1,763
Contribution to bank	-	(2,000)
Net cash used in financing activities	-	(237)

Net change in cash and cash equivalents	(103)	43
Cash and cash equivalents at beginning of period	367	333

Cash and cash equivalents at end of period	$264	$376

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

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

The following table summarizes financial and nonfinancial assets measured at fair value as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2010
Securities available for sale:
U.S. government agencies	$—	$2,353	$—	$2,353
Other Assets:
OREO	—	3,011	—	3,011

As of December 31, 2009
Securities available for sale:
U.S. government agencies and corporations	$—	$4,005	$—	$4,005
Other Assets:
OREO	—	1,616	—	1,616

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

Carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$5,331	$5,331	$7,292	$7,292
Securities available for sale	2,353	2,353	4,005	4,005
Loans, net	99,690	99,816	121,419	120,702
Accrued interest receivable	310	310	397	397

Financial liabilities
Deposits	89,214	91,364	108,125	108,685
Accrued interest payable	116	116	101	101

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of September 30, 2010 and December 31, 2009, and our consolidated results of operations for three months and nine months ended September 30, 2010 and 2009. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•
we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete including the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III;

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

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake and the neighboring Texas communities. As of September 30, 2010, we had, on a consolidated basis, total assets of $114.8 million, net loans of $99.7 million, total deposits of $89.2 million, and shareholders’ equity of $10.9 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.

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

The following discussion focuses on our financial condition at September 30, 2010 and December 31, 2009, and our results of operations for the three months and nine months ended September 30, 2010 and 2009.

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

On November 8, 2010, the Bank closed on the sale of OREO property with a net book value of $562 thousand, recognizing a loss of $13,000, reducing total OREO balance to $2.5 million.

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

	Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Number of Days	Total
Federal Funds Sold	$(34)	$(11)	$-	$(45)
Securities and other	(10)	2	-	(8)
Loans, net of reserve (1)	168	(381)	-	(213)

Total earning assets	124	(390)	-	(266)

NOW	-	-	-	-
Money Market	(4)	(89)		(93)
Certificates of deposit $100,000 or less	(35)	(44)	-	(79)
Certificates of deposit $100,000 or more	(63)	24	-	(39)
Borrowed Funds	15	(14)	-	1

Total interest-bearing liabilities	(87)	(123)	-	(210)

Changes in net interest income	$211	$(267)	$-	$(56)

	Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Number of Days	Total
Federal Funds Sold	$(74)	$(31)	$-	$(105)
Securities and other	(37)	54	-	17
Loans, net of reserve (1)	13	(378)	-	(365)

Total earning assets	(98)	(355)	-	(453)

NOW	(1)	1	-	-
Money Market	(190)	(69)	-	(259)
Certificates of deposit $100,000 or less	(86)	(138)	-	(224)
Certificates of deposit $100,000 or more	(146)	132	-	(14)
Borrowed Funds	11	(33)	-	(22)

Total interest-bearing liabilities	(412)	(107)	-	(519)

Changes in net interest income	$314	$(248)	$-	$66

(1) Average loans include non-accrual .

Net interest income for the three months ended September 30, 2010 decreased $56,000, or 4.3%, compared to the same period in the prior year. The decrease was due primarily to a decline in average earning asset volume, which was partially offset by an increase in average interest yield for interest-earning assets.

Total interest income for the three months ended September 30, 2010 decreased $266,000, or 12.5%, compared to the same period in 2009. For the three month period ended September 30, 2010, the average interest yield for interest-earning assets increased to 6.7%, or 26.4%, compared to 5.3% for the same period in 2009. Average earning asset volume decreased $48.1 million, or 30.7%, to $108.3 million for the three months ended September 30, 2010, compared to $156.4 million for the same period in the prior year. The decrease is attributable to a reduction in Fed funds sold and loan volume during the period ended September 30, 2010.

Total interest expense for the three months ended September 30, 2010 decreased $210,000, or 25.1%, compared to the same period in 2009. For the three month-period ended September 30, 2010, the average interest yield for interest-bearing liabilities increased slightly to 2.7%, or 3.6%, compared to 2.4% for the same period in 2009. Average interest bearing deposit volume fell $34.5 million, or 29.1%, to $84.2 million for the three months ended September 30, 2010, compared to $118.7 million for the same period in 2009. The decrease was primarily attributable to maturing CDs. Average borrowed funds decreased $11.4 million, or 63.7%, to $6.5 million for the nine months ended September 30, 2010, compared to $17.8 million for the same period in the prior year.

Net interest income for the nine months ended September 30, 2010 increased $66,000, or 1.7%, compared to the same period in the prior year. The increase was due primarily to a decrease in average interest yield for interest bearing deposits.

Total interest income decreased $453,000, or 7.1%, to $5.9 million for the nine months ended September 30, 2010, compared to $6.4 million for the same period in the prior year. The average interest yield increased to 6.3%, or 10.5%, for the nine months ended September 30, 2010, compared to 5.7% for the same period in the prior year. Average earning asset volume fell $24.0 million, or 16.2%, to $123.9 million for the nine months ended September 30, 2010, compared to $147.9 million for the same period in the prior year. The decrease was primarily attributable to reductions in Fed Funds sold and loan pay-offs.

Total interest expense decreased by $519,000, or 20.7%, to $2.0 million for the nine months ended September 30, 2010, compared to $2.5 million for the nine months ended September 30, 2009. The decrease in interest expense is due to a decrease in the average rate paid for interest bearing deposits. For the nine month period ended September 30, 2010, the average rate paid for interest earning deposits fell to 2.5% as compared to 2.6% for the same period in the prior year. Average interest bearing deposit volume decreased $10.7 million, or 9.8%, to $98.2 million for the nine months ended September 30, 2010, compared to $108.9 million for the same period in the prior year. Average borrowed funds decreased $11.4 million, or 62.1%, to $6.9 million for the nine months ended September 30, 2010, compared to $18.3 million for the same period in the prior year.

Key Performance Indicators at September 30, 2010

The following were key indicators of our performance and results of operations through the first three quarters of 2010:

•	total assets was $114.8 million at the end of the third quarter of 2010, representing a decrease of $24.6 million, or 17.7%, from $139.4 million at the end of 2009;

•
total loans, net of allowance for loan losses, decreased to $99.7 million at the end of the third quarter of 2010, representing a decrease of $21.7 million, or 17.9%, from $121.4 million at the end of 2009;

•	total deposits decreased to $89.2 million at the end of the third quarter of 2010, representing a decrease of $18.9 million, or 17.5%, from $108.1 million at the end of 2009;

•
net income was $29,000 for the three months ended September 30, 2010 after accruing an expense of $560 thousand as a result of the FTC’s settlement with Low Pay, and our concomitant analysis performed to determine the adequacy of the reserve established at December 31, 2009 for consumer restitution in connection with the Agreement with the Comptroller, compared to net loss of $931,000 for the same period in the prior year.

•	net loss was $697,000 for the nine months ended September 30, 2010, compared to net loss of $1.1 million for the same period in the prior year.

•	total revenue was $11.8 million for the nine months ended September 30, 2010, compared to $11.4 million for the same period in the prior year, representing an increase of 3.1%, or $358,000.

•
Tier 1 capital to average assets and total capital ratios were 9.24% and 11.36% compared to 7.51% and 11.33% at December 31, 2009. The increases are primarily due to strategic reductions in assets and liabilities.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three and nine months ended September 30, 2010 and 2009.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended September 30,
	2010			2009
(000's) except earnings per share	Average Balance	Income/ Expense	Average Yield	Average Balance	Income/ Expense	Average Yield
Interest-earning assets

Loans, net of reserve	$100,272	$1,834	7.2%	$121,128	$2,047	6.6%
Federal funds sold	514	-	-%	28,268	45	0.6%
Securities and other	7,562	34	1.8%	7,049	42	2.3%
Total earning assets	108,348	1,868	6.7%	156,445	2,134	5.3%
Cash and other assets	6,884			4,863
Total assets	$115,232			$161,308

Interest-bearing liabilities
NOW accounts	$1,902	$3	0.7%	$1,993	$4	0.7%
Money market accounts	25,905	72	1.1%	57,821	164	1.1%
Savings accounts	178	1	0.9%	212	1	0.9%
Certificates of deposit less than $100,000	13,202	118	3.6%	18,056	197	4.3%
Certificates of deposit $100,000 or greater	43,003	426	3.9%	40,647	465	4.5%
Total interest bearing deposits	84,190	620	2.9%	118,729	831	2.8%
Borrowed funds	6,472	8	0.5%	17,812	7	0.2%
Total interest bearing liabilities	90,662	628	2.7%	136,541	838	2.4%
Noninterest bearing deposits	11,199			9,307
Other liabilities	2,533			664
Stockholders equity	10,838			14,796
Total liabilities and stockholders' equity	$115,232			$161,308

Net interest income		1,240			1,296
Net interest spread			4.0%			2.9%
Net interest margin			4.6%			3.3%

Provision for loan loss		(314)			1,085
Non-interest income		1,951			1,801
Non-interest expense		3,476			2,943
Loss before income taxes		29			(931)
Income taxes expense (benefit)		-			-
Net income/loss		$29			$(931)

Earnings (loss) per share		0.01			(0.48)
Return on average equity		0.27%			(6.29)%
Return on average assets		0.03%			(0.58)%
Equity to assets ratio		9.41%			9.17%

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Nine Months Ended September 30,
	2010			2009
(000's) except earnings per share	Average Balance	Income/ Expense	Average Yield	Average Balance	Income/ Expense	Average Yield
Interest-earning assets

Loans, net of reserve	$113,592	$5,814	6.7%	$120,975	$6,179	6.7%
Federal funds sold	598	1	0.2%	21,845	106	0.6%
Securities	9,746	114	1.5%	5,114	97	2.5%
Total earning assets	123,936	5,929	6.3%	147,934	6,382	5.7%
Cash and other assets	6,054			4,348
Total assets	$129,990			$152,282

Interest-bearing liabilities
NOW accounts	$2,000	$10	0.7%	$1,876	$10	0.7%
Money market accounts	39,161	258	0.9%	49,415	515	1.4%
Savings accounts	184	1	0.9%	195	2	1.1%
Certificates of deposit less than $100,000	14,212	401	3.8%	19,088	625	4.4%
Certificates of deposit $100,000 or greater	42,593	1,303	4.1%	38,288	1,318	4.6%
Total interest bearing deposits	98,150	1,973	2.7%	108,862	2,470	3.0%
Borrowed funds	6,932	20	0.4%	18,308	42	0.3%
Total interest bearing liabilities	105,082	1,993	2.5%	127,170	2,512	2.6%
Noninterest bearing deposits	9,708			9,826
Other liabilities	4,251			656
Stockholders equity	10,949			14,630
Total liabilities and stockholders' equity	$129,990			$152,282

Net interest income		3,936			3,870
Net interest spread			3.8%			3.1%
Net interest margin			4.2%			3.5%

Provision for loan loss		871			1,243
Non-interest income		5,839			5,028
Non-interest expense		9,601			8,780
Loss before income taxes		(697)			(1,125)
Income taxes expense (benefit)		-			-
Net loss		$(697)			$(1,125)

Earnings (loss) per share		(0.36)			(0.58)
Return on average equity		(6.37)%			(7.69)%
Return on average assets		(0.54)%			(7.39)%
Equity to assets ratio		8.42%			9.61%

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The provision for loan losses totaled $871,000 for the nine months ended September 30, 2010, compared to $1.2 million for the nine months ended September 30, 2009. The provision amounts are directly related to loan volumes and losses. We had charge-offs of $1.4 million and recoveries of $547,000 during the nine months ended September 30, 2010, compared to charge-offs of $1.1 million and recoveries of $9,000 for the same period in the prior year.

Non-interest Income

Non-interest income was primarily attributable to fee income generated by the Company for trust services and service charges on depository accounts.

Total non-interest income increased $150,000, or 8.3%, to $2.0 million for the three months ended September 30, 2010, compared to $1.8 million for the same period in the prior year. The increase is directly attributable to an increase in trust income.

Total non-interest income increased $811,000, or 16.1% to $5.8 million for the nine months ended September 30, 2010, compared to $5.0 million for the same period in the prior year. The increase is directly attributable to an increase in trust income.

Trust income is earned on the value of managed and non-managed assets held in custody. For the three and nine months ended September 30, 2010, trust income totaled $1.9 million and $5.7 million, respectively, compared to $1.8 million and $4.9 million for the same period in the prior year. The increase in trust income is directly attributable to the general rise in the market values of assets in trust accounts on which the fees are based.

Service fees were $46,000 and $122,000 for the three and nine months ended September 30, 2010, respectively, compared to $32,000 and $78,000 for the same periods in the prior year. The increase was primarily due to rental income received on two OREO properties foreclosed on in August 2009 and September 2010.

Non-interest Expense

Total non-interest expense increased $533,000, or 18.1%, to $3.5 million for the three months ended September 30, 2010, compared to $2.9 million for the same period in the prior year. Changes in the components of non-interest expense for the three months ending September 30, 2010 and 2009 are discussed below.

Salaries and employee benefits decreased $117,000, or 15.5%, to $640,000 for the three months ended September 30, 2010, compared to $757,000 for the same period in the prior year. The decrease was related to reduction of full-time equivalent employees and to decrease in bonus expense.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment. For the three months ended September 30, 2010, occupancy and equipment expense decreased $60,000, or 19.1%, to $254,000, compared to $314,000 for the same period in the prior year. The decrease was due primarily to a reduction in the depreciation of furniture, fixtures and equipment.

Trust expenses are advisory fees paid to a fund advisor to advise the Bank on the common investment funds held in the trust department and are based on the value of the assets held in custody. For the three months ended September 30, 2010, trust expenses increased $120,000, or 8.0%, to $1.6 million as compared to $1.5 million for the same period in the prior year. Similar to trust income, the increase in trust expense is directly attributable to the general rise in the market values of assets in trust accounts.

Professional fees increased $36,000, or 40.0%, to $127,000 for the three months ended September 30, 2010, compared to $91,000 for the same period in the prior year. The increase was primarily due to an increase in audit expense.

Data processing fees decreased $7,000, or 9.9%, to $64,000 for the three months ended September 30, 2010, compared to $71,000 for the same period in the prior year.

Other expenses increased $561,000, or 271.0%, to $768,000 for the three months ended September 30, 2010, compared to $207,000 for the same period in the prior year. The increase was due to a charge of $560,000 as a result of an analysis performed to determine the adequacy of the reserve established at December 31, 2009 for consumer restitution in connection with the Agreement with the Comptroller.

Total non-interest expense increased $821,000, or 9.4%, to $9.6 million for the nine months ended September 30, 2010, compared to $8.8 million for the same period in the prior year. Changes in the components of non-interest expense for the nine months ending September 30, 2010 and 2009 are discussed below.

Salaries and employee benefits decreased $267,000, or 11.3%, to $2.1 million for the nine months ended September 30, 2010, compared to $2.4 million for the same period in the prior year. The decrease was related to reduction of full-time equivalent employees and to decrease in bonus expense.

Occupancy and equipment expense decreased $239,000, or 24.0%, to $757,000, compared to $996,000 for the same period in the prior year. The decrease was due to decreases in depreciation, telephone, equipment rental and property taxes.

Trust expenses increased $621,000, or 14.6%, to $4.9 million for the nine months ended September 30, 2010, compared to $4.3 million for the same period in the prior year. Similar to trust income, the increase in trust expense is directly attributable to the general rise in the market values of assets in trust accounts.

Professional fees increased $226,000, or 73.6%, to $533,000 for the nine months ended September 30, 2010, compared to $307,000 for the same period in the prior year. The increase was largely due to legal fees associated with the Agreement with the Comptroller and audit fees.

Data processing fees decreased $23,000, or 11.0%, to $187,000 for the nine months ended September 30, 2010, compared to $210,000 for the same period in the prior year.

Other expenses increased $503,000, or 77.3%, to $1.2 million for the nine months ended September 30, 2010, compared to $651,000 for the same period in the prior year. The increase is primarily attributable to a charge of $560,000 as a result of an analysis performed to determine the adequacy of the reserve established at December 31, 2009 for consumer restitution in connection with the Agreement with the Comptroller, partially offset by a $60,000 decrease in Federal Deposit Insurance.

Income Taxes

No federal income tax expense was recorded for the nine months ended September 30, 2010, due to available operating losses to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has a valuation allowance equal to the benefit. Cumulative net operating loss available to carry forward for tax purposes is approximately $1.8 million as of December 31, 2009.

Financial Condition

Our total assets as of September 30, 2010 were $114.8 million, compared to $139.4 million as of December 31, 2009. Deposits were $89.2 million as of September 30, 2010, compared to $108.1 million as of December 31, 2009. The decrease in deposits is primarily a result of the withdrawal of one deposit account that fully secured a $14.0 million loan which was paid off. Borrowed funds as of September 30, 2010 were $12.2 million, compared to $16.0 million as of December 31, 2009. Of the $12.2 million in borrowed funds, a $6.2 million overnight advance from the Federal Home Loan Bank of Dallas was renewed on October 1, 2010 and repaid on October 8, 2010.

As of September 30, 2010, our shareholders’ equity was $10.9 million, compared to $11.6 million as of December 31, 2009. The $708,000 decrease in equity includes $697,000 net loss and $32,000 stock-based compensation expense recognized through the first nine months of 2010.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At September 30, 2010, we had $3.4 million in interest-bearing deposits and $115,000 in federal funds sold. At December 31, 2009, we had $5.5 million in interest-bearing deposits and $550,000 in federal funds sold. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

At September 30, 2010, our securities included Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost of $420,000 and $584,400, respectively, with an estimated fair value that approximated cost. We also had government agency securities with amortized cost of $3.0 million and fair value of $3.1 million. Weighted average yield of the securities portfolio at September 30, 2010 was 3.0%. Securities with market value of $2.2 million were pledged against borrowed funds at the Federal Home Loan Bank of Dallas, and one security with market value of $741,000 was pledged against trust deposit balances held at the Bank.

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

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of	As of
(000's)	September 30, 2010	December 31, 2009
Commercial and industrial	$70,315	$88,920
Consumer installment	1,116	1,852
Real estate — mortgage	22,558	25,464
Real estate — construction	7,624	7,045
Other	-	2
Total loans	101,613	123,283

Less allowance for loan losses	1,777	1,713
Less deferred loan fees	146	151
Total net loans	$99,690	$121,419

As of September 30, 2010 and December 31, 2009, our total net loans were $99.7 million and $121.4 million, respectively. Total loans, net of reserves and deferred fees, as a percentage of total assets were 86.9% as of September 30, 2010, and 87.1% as of December 31, 2009. The $21.7 million decrease is primarily due to the payoff of a $14.0 million commercial loan which was fully secured by deposits. The remaining $7.7 million decrease is the combined result of softening overall loan demand in our local market as well as our strategy to reduce the risk in the loan portfolio by reducing overall exposure to commercial real estate loans to dental professionals.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients businesses. At September 30, 2010 and December 31, 2009, commercial loans totaled $70.3 million and $88.9 million, representing approximately 69.2% and 72.1% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. At September 30, 2010 and December 31, 2009, consumer loans totaled $1.1 million and $1.9 million, approximately 1.1% and 1.5% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and short-term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Short-term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At September 30, 2010 and December 31, 2009, real estate loans totaled $30.2 million and $32.5 million, approximately 29.7% and 26.4% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2010, our commercial loan portfolio included $71.1 million of loans, approximately 69.9% of our total funded loans, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of September 30, 2010:

	As of September 30, 2010
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial (1)	$6,975	$6,786	$30,005	$25,475	$1,074	$70,315
Consumer installment	582	534	-	-	-	1,116
Real estate — mortgage	4,850	6,369	4,691	1,905	4,743	22,558
Real estate — construction(1)	3,468	2,028	361	-	1,767	7,624
Other	-	-	-	-	-	-
Total	$15,875	$15,717	$35,057	$27,380	$7,584	$101,613

(1)Includes nonaccrual and other loans at September 30, 2010.

Nonperforming Loans and Assets

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (“OREO”), and other repossessed assets. The impact of foreclosures and distressed sales is impacting the value of real estate and the overall economy broadly. This economic downturn has affected our real estate portfolio. As of September 30, 2010, we had no loans 90 days or more past due and still accruing interest, $1.9 million in loans on nonaccrual status and $3.0 million in OREO. At December 31, 2009, we had no loans 90 days or more past due and still accruing interest, $1.8 million in loans on nonaccrual status and $1.6 million in OREO.  Total nonperforming assets as of September 30, 2010 was $4.3 million, a decrease of 20.4% compared to $5.4 million as of December 31, 2009. The decrease was primarily attributable to one OREO property which was income producing returning to performing status and two loans which were charged off.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At September 30, 2010 the Company had $3.4 million in special mention loans, $6.0 million in substandard loans and no loans classified as doubtful, compared to $1.4 million in special mention loans, $12.5 million in substandard loans and no loans classified as doubtful loans at December 31, 2009.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.8 million, or 1.7% of total funded loans, at September 30, 2010, compared to $1.7 million, or 1.4%, at December 31, 2009.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. With the downturn in the economy, charge-offs in our portfolio have increased. We had charge-offs of $1.4 million and recoveries of $547,000 during the nine months ended September 30, 2010. During the year ended December 31, 2009, we had charge-offs of $1.3 million and recoveries of $9,000.

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

(000's)	As of September 30, 2010		As of December 31, 2009
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,230	69.2%	$1,285	75.0%
Consumer installment	20	1.1%	23	1.3%
Real estate — mortgage	394	22.2%	318	18.6%
Real estate — construction	133	7.5%	87	5.1%
Total allowance for loan losses	$1,777	100.0%	$1,713	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $607,000 at September 30, 2010 and $793,000 at December 31, 2009.

Deposits

Deposits are our primary source of funding. Total average deposits at September 30, 2010 and December 31, 2009 were $107.9 million and $118.2 million, respectively, representing a decrease of $10.3 million, or 8.7%, during the nine month period ending September 30, 2010. We continue to seek ways to attract additional deposits.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended September 30, 2010 and 2009:

	For the nine months ended
(000's)	September 30, 2010			September 30, 2009
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$9,708	9.0%	0.0%	$9,826	8.3%	0.0%
NOW accounts	2,000	1.8%	0.7%	1,876	1.6%	0.7%
Money market accounts	39,161	36.3%	0.9%	49,415	41.6%	1.4%
Savings accounts	184	0.2%	0.9%	195	.2%	1.1%
Certificates of deposit, less than $100,000	14,212	13.2%	3.8%	19,088	16.1%	4.4%
Certificates of deposit, $100,000 or greater	42,593	39.5%	4.1%	38,288	32.2%	4.6%

Total deposits	$107,858	100.00%	2.7%	$118,688	100.00%	3.0%

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	September 30, 2010	December 31, 2009
Three months or less	$2,230	$8,869
Over three months through 12 months	21,845	10,315
Over one year through three years	17,950	25,724
Over three years	233	1,126

Total	$42,758	$46,034

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at September 30, 2010. See Note 14 to the financial statements included in this report. Additional liquidity is also provided through the Bank’s lines of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of September 30, 2010, our established credit line with the Federal Home Loan Bank of Dallas was $18.2 million, or 15.9% of assets, of which $12.2 million was utilized. As of September 30, 2010, our established credit line with the Federal Reserve Bank of Dallas was $25.5 million, or 22.2% of assets, none of which was utilized. On October 1, 2010, a $6.2 million overnight advance from the Federal Home Loan Bank of Dallas was renewed and paid off on October 8, 2010.  Additionally, we serve as trustee or custodian for $88.0 million in cash deposits held at BlackRock, Inc. in a money market fund, of which approximately $42.8 million could be held at the Bank in deposit accounts fully insured by the FDIC.

 Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. On April 15, 2010, the Bank entered into the Agreement with the Comptroller requiring, among other provisions, that the Bank ultimately achieve and maintain certain capital ratios (See Item 1, Note 15, Regulatory Matters). The capital ratios required by the Agreement are 11.5% Total Capital to Risk Weighted Assets and 9.00% Tier 1 Capital to Average Assets. Therefore, regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of September 30, 2010. As of September 30, 2010, the Bank was in compliance with its  Tier 1 Capital to Average Assets ratio set forth in the Agreement with a ratio of 9.24% and was below the Total Capital to Risk Weighted Assets ratio requirement set forth in the agreement with a ratio of 11.36% Under the terms of the Agreement, the Bank has until the earlier of 90 days after the Bank receives notice from the Comptroller that the restitution process has been completed or written notice from the Comptroller that the Bank’s capital is materially deficient to achieve the capital ratios stated in the Agreement. As of September 30, 2010, the Bank has not received either communication from the Comptroller, and therefore does not consider itself in breach of this provision of the Agreement.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2010
Total Capital (to Risk Weighted Assets)	$11,967	11.36%	$8,424	>	8.00%	$10,530	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,645	10.11%	4,212	>	4.00%	6,318	>	6.00%

Tier 1 Capital (to Average Assets)	10,645	9.24%	4,610	>	4.00%	5,762	>	5.00%

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$12,640	11.33%	$8,925	>	8.00%	$11,156	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	11,242	10.80%	4,462	>	4.00%	6,694	>	6.00%

Tier 1 Capital (to Average Assets)	11,242	7.51%	5,988	>	4.00%	7,485	>	5.00%

Liquidity Management

At September 30, 2010, the Company (excluding the Bank) had approximately $264,000 in cash proceeds, which includes $108,000 of initial shareholder warrant and option exercises. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated and the Bank is no longer subject to the Agreement with the Comptroller.

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

At September 30, 2010, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $5.1 million and $14,600 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $31.4 million at September 30, 2010.

The Bank’s significant contractual obligations and other potential funding needs at September 30, 2010 consist of:

	As of September 30, 2010
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$292	$432	$218	$93

Certificates of deposit	$31,436	$23,526	$444	$-

The Bank had cash and cash equivalents of $5.3 million, or 4.6% of total assets, at September 30, 2010.  Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of September 30, 2010, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $18.2, million or 15.9% of assets, of which $12.2 million was utilized.  The established credit line with the Federal Reserve Bank of Dallas was $25.5 million, or 22.2% of assets, none of which was utilized at September 30, 2010.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of September 30, 2010, the loan to deposit ratio was 112%.  Although this deposit ratio is high, it is not reflective of the Bank’s liquidity position.  With the low rates available from the Federal Home Loan Bank and the Federal Reserve Bank ranging from 0.10% to 0.75%, the Bank, at quarter end, transfers money market deposits available to the Bank through the Bank’s trust department to third party trust investment funds and replaces them with borrowed funds from the Federal Home Loan Bank and Federal Reserve Bank.  This reduces the expense of FDIC insurance to the Bank. Trust money market deposits available to the Bank as of September 30, 2010, are approximately $43 million. With additional advances available from the Federal Home Loan Bank and Federal Reserve Bank and the money market deposits available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of no less than 40% of total assets as of September 30, 2010.  We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and our principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our principal executive officer and principal financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our operations, we are a party to various legal proceedings. Based on the information presently available, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4.  (Removed and Reserved).

ITEM 5. Other Information

None

Item 6.	Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws of Registrant (1)
10.1	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) 2005 Incentive Plan (2)(3)
10.2	Form of Incentive Stock Option Agreement (2)(3)
10.3	Form of Non-Qualified Stock Option Agreement (2)(3)
10.4	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Organizers' Warrant Agreement dated November 2, 2004 (1)
10.5	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Shareholders' Warrant Agreement dated November 2, 2004 (1)
10.6	Extension of term of initial Shareholder Warrants (1)
10.7	Form of Employment Agreement by and between T Bancshares, Inc. and Patrick Howard (1)(3)
10.8	Form of Employment Agreement by and between T Bancshares, Inc. and Steve Jones (1)(3)
10.9	Agreement between T Bank, N.A. and the Office of the Comptroller of the Currency, dated April 15, 2010 (4)
10.10	Consent Order for Civil Money Penalty of T Bank, N.A., dated April 15, 2010 (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act*

(1)	Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 and as amended on June 11, 2007.

(2)	Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant with the SEC on September 20, 2005.

(3)	Indicates a compensatory plan or contract.

(4)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant with the SEC on April 15, 2010.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Date: November 15, 2010	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Senior Vice President and Chief Financial Officer/Principal Financial Officer