Form 10-K
period 2010-12-31
T Bancshares, Inc.
filed 2011-03-31
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10−K

☒  ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $5.2 million.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of common shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,941,305 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of March 31, 2011

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2011 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2010, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

The Bank is a full-service commercial bank offering a broad range of commercial and consumer banking services to small- to medium-sized businesses, independent single-family residential and commercial contractors and consumers. Lending services include consumer loans and commercial loans to small to medium-sized businesses and professional concerns. The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. These services are provided through a variety of delivery systems including automated teller machines, private banking, telephone banking and Internet banking.

As of December 31, 2010, the Bank had approximately $115 million in assets, $94 million in total loans and $96 million in deposits.

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

The Bank’s delegations of authority, which is approved by the Board of Directors, provide for various levels of officer lending authority. The Bank has an independent review that evaluates the quality of loans on a quarterly basis and determines if loans are originated in accordance with the guidelines established by the board of directors. Additionally, our board of directors has formed a Directors’ Loan Committee with members determined by board resolution to provide the following oversight:

•	ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;
•	approve secured loans above an aggregate amount of $750,000 and unsecured loans above an aggregate amount of $250,000 to any entity and/or related interest;
•	monitor delinquent and non-accrual loans;
•	monitor overall loan quality through review of information relative to all new loans;
•	monitor our loan review systems; and
•	review the adequacy of the loan loss reserve.

We follow a conservative lending policy, but one which permits prudent risks to assist businesses and consumers in our lending market. Interest rates vary depending on our cost of funds, the loan maturity, the degree of risk and other loan terms. The Bank does not make any loans to any of its directors or executive officers.

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

•
Construction and development loans. We make construction and development loans on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to 12 months and interest is paid monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards and applicable regulations. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include, without limitation, fluctuations in the value of real estate, the financial condition of the buyer on a presold basis and of the builder on a speculative basis, and new job creation trends.

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

Commercial and Industrial Loans

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

Consumer Installment Loans

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

PortfolioComposition

The following table sets forth the composition of the Bank’s loan portfolio at December 31, 2010. Loan balances do not include undisbursed loan proceeds, unearned income, and allowance for loan losses.

Portfolio Percentage at December 31, 2010
Commercial and industrial	67%
Real Estate – mortgage	23%
Real Estate – construction	9%
Consumer installment	1%

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

Deposit Services

Deposits are the major source of the Bank’s funds for lending and other investment activities. Additionally, we also generate funds from loan principal repayments and prepayments. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. The Bank considers the majority of its regular savings, demand, NOW, and money market deposit accounts to be core deposits. These accounts comprised approximately 43% of the Bank’s total deposits at December 31, 2010. The Bank’s remaining deposits were composed of time deposits less than $100,000, which comprised 13% of total deposits, and time deposits of  $100,000 and greater, which comprised approximately 44% of total deposits at December 31, 2010. The Bank believes it is very competitive in the types of accounts and interest rates we offer on deposit accounts, in particular money market accounts and time deposits. We actively solicit these deposits through personal solicitation by its officers and directors, advertisements published in the local media, and through our Internet banking strategy.

Trust Services

Since August 2006, the Bank has offered traditional fiduciary services, such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. The Bank’s trust department works with our customers and their financial advisors to define objectives, goals and strategies for their investment portfolios and tailor their investment portfolios accordingly. As of December 31, 2010, the Bank had approximately $853 million in trust assets under management.

Other Banking Services

Other banking services currently offered or anticipated include cashier’s checks, travelers’ checks, direct deposit of payroll and Social Security payments, bank-by-mail, remote check deposits, automated teller machine cards and debit cards. The Bank offers its customers free usage of any automated teller machine in the world.

Employees

The success of the Bank depends, in significant part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank currently has 25 full-time equivalent employees. None of the Bank’s employees are represented by a collective bargaining agreement. The Bank believes that its relations with its employees are good.

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

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies, and the banking industry. The system of supervision and regulation applicable to us and our banking subsidiary establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the Bank’s depositors, and the public, rather than our shareholders and creditors. The following is an attempt to summarize some of the relevant laws, rules, and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules, and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary that we may own at the time must be “well capitalized” and “well managed” and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we would need to file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. We have not elected to become a financial holding company.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “SOX Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the SOX Act established: (i) new requirements for audit committees of public companies, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance; and (v) new and increased civil and criminal penalties for violation of the securities laws. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller companies like us are permanently exempt from having an independent auditor test and report on the effectiveness of their internal controls over financial reporting.

The Dodd-Frank Act

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve, the OCC, and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that may have an affect on us.

•
The Dodd-Frank Act significantly reduces the ability of national banks to rely upon federal preemption of state consumer financial laws. Although the OCC, as the primary regulator of national banks, will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to us and certain of our lending activities, with potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

•
The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the FDIC Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by us.

•
The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•
The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a federal thrift’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•
The Dodd-Frank Act authorizes the establishment of the Consumer Financial Protection Bureau (“the CFPB”), which has the power to issue rules governing all financial institutions that offer financial services and products to consumers. The CFPB has the authority to monitor markets for consumer financial products to ensure that consumers are protected from abusive practices. Financial institutions will be subject to increased compliance and enforcement costs associated with regulations established by the CFPB.

•
The Dodd-Frank Act may create risks of “secondary actor liability” for lenders that provide financing to entities offering financial products to consumers. We may incur compliance and other costs in connection with administration of credit extended to entities engaged in activities covered by Dodd-Frank.

•
The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including ours. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials; (5) prohibits uninstructed broker votes on election of directors, executive compensation matters (including say on pay advisory votes), and other significant matters, and (6) requires disclosure on board leadership structure

Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

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

Deposit insurance assessments

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”), as administered by the FDIC, and are subject to deposit insurance assessments to maintain the DIF.  Until October 2008, the insurance protection generally did not exceed $100,000 per depositor. Beginning in October 2008, the amount of protection was increased to $250,000, under the Temporary Liquidity Guarantee Program (TLGP) of the Emergency Economic Stabilization Act of 2008. This increased protection to $250,000 was initially available only through December 31, 2009 but in 2010, the FDIC made this $250,000 protection permanent. The new regulations were also expanded whereby the protection for non-interest bearing deposits was unlimited at institutions participating in the TLGP. This unlimited coverage for these non-interest bearing accounts was also initially only available through December 31, 2009 but was extended until December 31, 2012. Non-interest bearing deposits initially also included, by definition, certain Interest on Lawyers Trust Accounts (IOLTA) and Negotiable Order of Withdrawal accounts (NOW Accounts) with a maximum capped interest rate. Effective January 1, 2011 through December 31, 2012, the definition of non-interest bearing was changed to no longer include NOW accounts. The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix.  Each insured depository institution is assigned to one of four risk categories that are based on both capital and supervisory evaluations.

In the second quarter of 2009, the FDIC made a special assessment equal to 0.05 percent of total assets minus Tier 1 capital. The assessment totaled $62,000 and was paid on September 30, 2009.  The FDIC also announced in 2009 the requirement of member banks to prepay on December 30, 2009, their estimated quarterly assessments for 2010, 2011 and 2012, including a three basis point increase in premium rates for 2011 and 2012. The Company’s prepayment amount totaled $921,000 in the aggregate and is being expensed over a three year period based on future quarterly assessment calculations. As of December 31, 2010, $712,000 in pre-paid deposit insurance assessments is included in other assets in the accompanying consolidated balance sheet.

In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the Restoration Plan, the FDIC did not institute the uniform three-basis point increase in assessment rates scheduled to take place on January 1, 2011 and maintained the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required.

As required by the Dodd-Frank Act, the FDIC also revised the deposit insurance assessment system, effective April 1, 2011, to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period. Currently, only deposits are included in determining the premium paid by an institution. This base assessment change necessitated that the FDIC adjust the assessment rates to ensure that the revenue collected under the new assessment system, will approximately equal that under the existing assessment system.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Dividends

The Bank is required by federal law to obtain prior approval of the Comptroller for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding two years, less any required transfers to surplus. In addition, the Bank will be unable to pay dividends unless and until it has positive retained earnings. As of December 31, 2010, the Bank had an accumulated deficit of approximately $7.5 million. Accordingly, we will be unable to pay dividends until the accumulated deficit is eliminated.

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

 Regulatory Reform and Legislation

The U. S. and global economies have experienced and are experiencing significant stress and disruptions in the financial sector. Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have created strains on financial institutions, including government-sponsored entities and investment banks. As a result, many financial institutions sought and continue to seek additional capital, merge or seek mergers with larger and stronger institutions and, in some cases, failed.

In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury (the “Treasury”) was authorized to purchase equity stakes in U. S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the Treasury made $250 billion of capital available to U.S. financial institutions through the purchase of preferred stock or subordinated debentures by the Treasury. In conjunction with the purchase of preferred stock from publicly-held financial institutions, the Treasury received warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program and were restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.

Congress and the regulators for financial institutions have proposed and passed significant changes to the laws, rules and regulations governing financial institutions. Most recently, the House of Representatives and Senate passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which the President has signed. Prior to the Dodd-Frank Act, Congress and the financial institution regulators made other significant changes affecting many aspects of banking. These recent actions address many issues including capital, interchange fees, compliance and risk management, debit card interchange fees, overdraft fees, the establishment of a new consumer regulator, healthcare, incentive compensation, expanded disclosures and corporate governance. While many of the new regulations are for financial institutions with assets greater than $10 billion, we expect the new regulations to reduce our revenues and increase our expenses in the future. We are closely monitoring those actions to determine the appropriate response to comply and at the same time minimize the adverse effect on our bank.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase — in arrangements for a strengthened set of capital requirements, known as Basel III. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk — weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period. The final package of Basel III reforms was submitted to the Seoul G20 Leaders Summit in November 2010 for endorsement by G20 leaders, and then will be subject to individual adoption by member nations, including the United States. The Federal Reserve will likely implement changes to the capital adequacy standards applicable to the Company and our subsidiary bank in light of Basel III.

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

An investment in our common stock involves certain risks.  Our business, financial condition, operating results and cash flows can be impacted by a number of factors. These important factors could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in the risk factors, described below. You should carefully consider the following risk factors and all other information contained in this Report. The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

We are operating under a formal Agreement with the Comptroller.

In 2010, the Bank was informed by the Comptroller that the Comptroller intended to institute an enforcement action for alleged violations of the Federal Trade Commission Act in connection with certain merchants and a payment processor that were Bank customers between September 1, 2006 and August 27, 2007.   The Comptroller proposed that the Bank enter into a formal agreement with the Comptroller (the “Agreement”).

The Bank terminated all business relationships with the merchants and the payment processor on August 27, 2007. The Comptroller alleged that the merchants and the payment processor defrauded consumers and is seeking restitution of such consumers from the Bank, asserting that by accepting consumer payments for deposit from the merchants and introducing those payments into the payment clearing system, the Bank allegedly materially aided the merchants and the payment processor in the alleged fraudulent activity.

Because the cost of defending a regulatory enforcement action would have been significant, would likely have taken a protracted timeframe, and we could not be certain of a favorable outcome to the Bank, we determined that negotiating a settlement with the Comptroller was in the best interest of the Bank.  Accordingly, on April 15, 2010, the Bank executed an Agreement, neither admitting nor denying the Comptroller’s findings, containing the following general terms:

•	deposit $5.1 million for consumer restitution charged by the merchants to eligible consumers into a segregated account at the Bank;
•	require the Bank to retain an independent claims administrator to locate and arrange for the issuance of individual consumer checks to the identified eligible consumers;
•	require the Bank to establish a capital plan which, among other provisions, details the Bank’s plan to achieve tier 1 capital ratio of 9% and total risk based capital ratio of 11.5%;
•	require the Bank to develop a written program designed to reduce the level of criticized assets;
•	require the Bank to develop and implement an asset liquidity enhancement plan designed to increase the amount of asset liquidity maintained by the Bank, including a loan to deposit ratio of 85%; and
•	require the Bank to develop a written profit plan to improve and sustain the earnings of the Bank.

We do not know at this time the precise amounts that will ultimately be payable by us under the terms of the Agreement. In August and September, 2010, the Bank issued settlement offers and checks covering twelve of the thirteen merchants totaling approximately $3.8 million. The settlement offer and checks were valid for ninety days. As of December 31, 2010, approximately $2.0 million of settlement checks had been accepted and cashed by consumers, or 52% of the total.  Under the terms of the restitution plan, the Bank has no further obligation on the $1.802 million of settlement checks which were not accepted and cashed by consumers.

In September, 2010, the Federal Trade Commission (“FTC”) reached a settlement with the thirteenth merchant, Low Pay, Inc. (“Low Pay”). Under the terms of the Bank’s Agreement with the Comptroller, the Bank will receive a refund from the FTC if the FTC is successful collecting its settlement against Low Pay.  We expect that any such refund will be no more than $70 thousand.  With the FTC settlement with Low Pay completed, the Bank was able to move forward with issuing restitution checks totaling approximately $1.6 million, which it did on February 25, 2011, to the Low Pay Consumers. The Bank recorded an additional $560 thousand expense accrual as of September, 2010, for the Low Pay restitution payments.  This was added to the existing $2.4 million previously recorded as of December 31, 2009.  As of December 31, 2010, the Bank had not used, nor had any further obligation to pay, $429 thousand of the previously recorded restitution reserve accrual. The additional expense accrual related to Low Pay resulted in a total restitution reserve accrual as of December 31, 2010, of $989 thousand, or 62% of the total of the Low Pay restitution checks issued.

The Bank submitted required capital, liquidity enhancement, and  profit plans, as well as a written program to reduce criticized assets to the Comptroller in accordance with the requirements of the Agreement. Although the Comptroller believed the plans were reasonable and did not object to the plans and program as submitted, there is no assurance that the Bank will be able to comply with all of the remaining requirements of the Agreement, including meeting the stated capital requirements or loan to deposit ratio contained therein.

If as a result of its review or examination of the Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, liquidity, earnings ability, or other aspects of its operations have worsened or that it or its management is violating or has violated the Agreement, or failed to comply with any provision of the Agreement, or any law or regulation, various additional remedies are available to the Comptroller. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which would result in the seizure of the Bank by its regulators.

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

As of December 31, 2010, $2.0 million of settlement checks had been accepted and cashed by consumers, or 52% of the total $3.8 million issued in connection with twelve of the thirteen merchants.  Under the terms of the restitution plan, the Bank has no further obligation on the $1.8 million of settlement checks which were not accepted and cashed by consumers. Amounts previously estimated but not actually paid have been left in the accrued reserve, bringing the total to 62%, or $989 thousand of the $1.6 million of the total potential obligation related to Low Pay.  If management’s estimates prove to be too low and the actual rate that checks are accepted and cashed exceeds 62%, the Bank will be required to recognize additional payments on restitution checks.  As a result, our financial condition and results of operation may be materially adversely affected.

The Agreement with the Comptroller prevents us from being well capitalized under the system of prompt corrective action established by the Federal Deposit Insurance Corporation Improvement Act of 1991 which may inhibit our ability to retain and attract deposits.

The Bank’s capital ratios as of December 31, 2010 were 9.41% tier 1 leverage ratio and 12.20% total risk based capital ratio. Although the Bank’s capital ratios met the definition of well capitalized   under the system of prompt corrective action, the Agreement prevents us from being considered well capitalized regardless of our capital ratios. Because of FDIC restrictions which took affect on January 1, 2010 for all insured banks which are considered not well capitalized, the Bank is restricted from offering rates in excess of .75% over the national average rate for various deposit terms as published weekly by the FDIC.  This may adversely and materially affect the Bank’s ability to attract and retain deposits which could have a negative impact on the Bank’s liquidity and impair its ability to comply with the Order.

Since we commenced operations in 2004, we have had a short and intermittent history of experiencing profits.

Our profitability will depend on the Bank’s profitability and, while we were profitable in 2006 and 2007, we experienced significant and material losses in 2008, 2009 and 2010. We may incur continued difficulties or set backs reaching profitability in the future. We have incurred substantial start-up expenses associated with our organization and our public offering and sustained losses or achieved minimal profitability during our initial years of operations. At December 31, 2010, we had an accumulated deficit account of approximately $7.5 million, principally resulting from the organizational and pre-opening expenses that we incurred in connection with the opening of the Bank, losses on loans, and accrued reserves in connection with the Agreement with the Comptroller. In addition, due to the extensive regulatory oversight to which we are subject, we expect to incur significant administrative costs. Our success will depend, in large part, on our ability to attract and retain deposits and customers for our services. If we are ultimately unsuccessful, you may lose part or all of the value of your investment.

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

We are required by the Agreement with the Comptroller to achieve and maintain a Tier 1 leverage capital ratio of 9% and a total risk-based capital ratio of 11.5% by a date determined by the Agreement which is the earlier of 90 days after the Comptroller determines the restitution process has been completed or the Comptroller notifies us of such requirement.  As of December 31, 2010, we exceeded these requirements. However, the restitution process is not completed and, if the rate that currently issued checks are cashed exceeds the amount we have estimated, the Bank may be required to recognize additional payments on restitution checks.  As a result, our financial condition, capital ratios and results of operation may be materially adversely affected.
The Company currently does not have any capital available to invest in the Bank. We will look to raise additional capital through multiple avenues, including focused expense reductions, optimizing our balance sheet for loans and deposits and increasing net interest income and ultimately improving the overall earnings of the Company. A number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the negative impact of the mortgage loan market, non-agency mortgage-backed security market, and deteriorating economic conditions, which may diminish our ability to raise additional capital.

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

The success of our trust services is dependent upon market fluctuations and a non-diversified source for its growth.

Since August 2006, we have offered traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, non profit organizations, employee benefit plans and organizations. The Bank received regulatory approval from the Comptroller to establish trust powers in February 2006. As of December 31, 2010, the Bank had approximately $853 million in trust assets under management. To date, virtually all of the growth in our assets under management relates to a registered investment advisor who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. Furthermore, the level of assets under management is significantly impacted by the market value of the assets which has increased in 2009 and 2010 after the sharp decline during 2008. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

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

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2010, our commercial loan portfolio included $66.4 million of loans, approximately 57.6% of our total funded loans, to the dental industry, including practice acquisition loans, dental equipment loans, and dental facility loans. We believe that these loans are well secured to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental practice in general, we may incur significant losses in our loan portfolio as a result of this concentration.

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

We believe that the Bank will be a successful competitor in the area’s financial services market. An inability to compete effectively with other financial institutions serving our target banking market could have a material adverse effect on the Bank’s growth and profitability.

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

Our per customer lending limit at December 31, 2010 was approximately $1.9 million, subject to further reduction based on regulatory criteria. Accordingly, the size of loans which we can offer to potential customers is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

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

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statues, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to reduced revenues, additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”); however, we have no ability to ensure that an active market will exist in the future or that shares can be liquidated without delay. The average daily trading volume in our stock was 284 in 2010.

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

The Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. Based on the information presently available, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business’s financial condition or results of operations of the Company on a consolidated basis.  On April 15, 2010, the Bank settled a threatened enforcement action by the Comptroller.  See “Item 1A – Risk Factors” ”

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

	High	Low
2010
Fourth Quarter	$2.50	$1.60
Third Quarter	$3.50	$1.50
Second Quarter	$3.75	$0.75
First Quarter	$5.76	$3.00

2009
Fourth Quarter	$5.38	$4.55
Third Quarter	$5.80	$3.75
Second Quarter	$6.00	$3.00
First Quarter	$7.25	$3.50

On March 22, 2011 we had 354 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))

Equity compensation plans approved by security holders	260,000	$9.14	36,500

Item 6.	Select Financial Data.

Because the registrant is a small business issuer, disclosure under this item is not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

2010 Executive Overview

Financial Highlights

The following were significant factors related to 2010 results as compared to 2009.

Total assets were lower at December 31, 2010 as compared to December 31, 2009 at $115.1 million and $139.4 million, respectively. All of this decline was due to decline in net loans by $27.2 million from December 31, 2009. Management allowed loan runoff throughout the year and minimized new loan production in order to strengthen the Bank’s capital ratios.

Cash and equivalents at December 31, 2010 increased by $2.9 million to $10.2 million as compared to December 31, 2009;

Total liabilities were down $23.8 million to $104.0 million at December 31, 2010 compared to December 31, 2009, which included a decline in deposits of $12.4 million and borrowings of $10.0 million. These declines corresponded with the intended decrease in total assets.

Although net loans declined, net interest income remained unchanged for the year ending 2010 at $5.2 million compared to $5.2 million for the year ending 2009. This is primarily due to improvement in the Bank’s net interest margin increasing from 3.4% at December 31, 2009 to 4.3% at December 31, 2010, despite the reduction in the amount of earning assets.

Trust income was up $889,000 and was partially offset by an increase in trust expenses, resulting in a net increase of $101,000 in net trust income for 2010 compared to 2009. This increase is primarily due to the financial equities markets averaging higher in 2010 compared to the prior year, and both trust income and expenses correlate closely to the market value of assets in custody which are largely invested in the markets.

The Company recorded a provision for loan losses of approximately $851,000 for the year ended December 31, 2010, a decrease of $519,000, from the $1.4 million provision for loan losses in 2009. The allowance for loan loss to total loans percentage increased from 1.39% at December 31, 2009 to 1.83% at December 31, 2010. Loan charge-offs of $1.06 million occurring prior to March 31, 2010, were followed by net loan recoveries of $250,000 in the following three quarters, resulting in net loan charge-offs of $810,000 for the year ended December 31, 2010 compared to $1.3 million in the prior year.

Nonperforming assets decreased 24%, from $5.4 million as of December 31, 2009 to $4.1 million as of December 31, 2010. Ratios of nonperforming assets as a percentage of total assets also decreased from 3.88% at December 31, 2009 to 3.58% at December 31, 2010.

Net loss for 2010 was $470,000, compared to net loss of $3.8 million in 2009. The $851,000 provision for loan losses as well as a $560,000 provision for restitution payments related the Low Pay merchant covered by the Agreement with the Comptroller created the net loss, which was offset significantly by ordinary operating profits. The net loss for 2009 was primarily the result of $1.3 million in net loan charge-offs, the initial charge of $2.4 million to establish a reserve for consumer restitution for the twelve merchants other than Low Pay in connection with the Agreement with the Comptroller, and a reserve of $185,000 representing the estimated cost to administer the Restitution. (see Item 1A “ Risk Factors ”)

 Recent Developments

In September, 2010, the FTC reached a settlement with one of the merchants, Low Pay. Under the terms of the Bank’s Agreement with the Comptroller, the Bank will receive a refund from the FTC if the FTC is successful collecting its settlement against Low Pay.  We expect that any such refund will be no more than $70 thousand.  With the FTC settlement with Low Pay completed, the Bank was able to move forward with issuing restitution checks totaling approximately $1.6 million, which it did on February 25, 2011. The Bank recorded an additional $560 thousand expense accrual as of September, 2010, for the Low Pay restitution payments.  This was added to the existing $2.4 million previously recorded as of December 31, 2009.  As of December 31, 2010, the Bank had not used, nor had any further obligation to pay, $429 thousand of the previously recorded restitution reserve accrual. The additional expense accrual related to Low Pay resulted in a total restitution reserve accrual as of December 31, 2010, of $989 thousand, or 62% of the total of the Low Pay restitution checks issued.

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

Allowance for Credit Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the collectability of loans based on historical experience and the borrower’s ability to repay, the nature and volume of the portfolio, information about specific borrower situations and the estimated value of any underlying collateral, economic conditions and other factors. The allowance consists of general and specific reserves. The specific component relates to loans that are individually evaluated and determined to be impaired. This evaluation is often based on significant estimates and assumptions due to the level of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to change. The general component relates to the entire group of loans that are evaluated in the aggregate based primarily on industry historical loss experience adjusted for current economic factors. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate. As of December 31, 2010, the allowance for loan loss was $1.8 million which represented approximately 1.83% of total loans.

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

Loan income recognition

Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment over the contractual loan terms. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes impaired. Any interest accrued to income in the year when interest accruals are discontinued is generally reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated the ability to pay and remain current. Payments on nonaccrual loans are generally applied to principal.

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

Stock Based Compensation

We adopted FASB ASC Topic 718 using the modified-prospective-transition method. Accordingly, no compensation expense was recognized in our financial statements for years ended prior to January 1, 2006. For the years ended December 31, 2010 and 2009, we recorded expense of $43,000 and $103,000, respectively, for option grants.

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

At December 31, 2010, securities available for sale consisted of mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consisted of a GNMA mortgage backed security having an amortized cost of $641,000 and a fair value of $682,000. Restricted securities consisted of Federal Reserve Bank Stock, having an amortized cost and fair value of $420,000, Federal Home Loan Bank stock, having an amortized cost and fair value of $760,600. The weighted average yield for the securities was 2.73% at December 31, 2010.

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

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2010 and 2009:

	As of December 31,
	2010		2009
(000's)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities Available for Sale:
U.S. Government Agencies	$4,077	$4,067	$3,988	$4,005
Securities Held to Maturity:
U.S. Government Agencies	641	682	801	830
Securities, restricted:
Other	1,181	1,181	1,281	1,281
Total	$5,899	$5,930	$6,070	$6,116

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2010. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the Federal Reserve Bank and the Federal Home Loan Bank, which have no maturity date. These securities have been included in the total column only.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(000's), except percentages	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available for Sale:
U.S. Government Agencies	$-	-%	$672	2.17%	$-	-%	$3,405	3.09%	$4,077	2.94%
Securities Held to Maturity:
U.S. Government Agencies	-	-	-	-	-	-	641	5.15	641	5.15
Securities, restricted:
Other	-	-	-	-	-	-	-	-	1,181	-
Total	$-	-%	$672	2.17%	$-	-%	$4,046	3.41%	$5,899	3.24%

Loan Portfolio Composition

Commercial and industrial loans comprise the largest group of loans in our portfolio amounting to $64.4 million, or 67.0% of the total loan portfolio, at December 31, 2010, which is down from $88.9 million, or 72.1% of the total loan portfolio, at December 31, 2009. Commercial real estate loans comprise the second largest group of loans in the portfolio.  At December 31, 2010, commercial real estate loans totaled $30.7 million, or 32.0% of the total loan portfolio, compared to $32.5 million, or 26.4%, at year end in prior year. The following table sets forth the composition of our loan portfolio:

	As of December 31,
(000's)	2010		2009
Commercial and industrial	$64,381	67.0%	$88,920	72.1%
Consumer installment	1,002	1.0%	1,852	1.5%
Real estate — mortgage	22,377	23.3%	25,464	20.7%
Real estate — construction and land	8,309	8.7%	7,045	5.7%
Other	6	0.0%	2	0.0%
	$96,075	100.0%	$123,283	100.0%

Less allowance for loan losses	1,754		1,713
Less deferred loan fees	136		151

	$94,185		$121,419

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2010, our commercial loan portfolio included $66.4 million of loans, approximately 57.6% of our total funded loans, to the dental industry, as compared to $77.0 million, or 62.6% of total funded loans, at December 31, 2009. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated to replace loans which have paid off or reduced balances as a result of payments, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

As of December 31, 2010, 20.7% of the loan portfolio consisting of commercial, consumer and real estate loans, or $19.9 million, matures or re-prices within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding at December 31, 2010 and 2009, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2010
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$6,708	$6,558	$28,038	$22,422	$655	$64,381
Consumer installment	567	435	-	-	-	1,002
Real estate — mortgage	6,998	6,292	3,977	1,889	3,221	22,377
Real estate — construction and land	5,604	2,060	-	-	645	8,309
Other	6	-	-	-	-	6

Total	$19,883	$15,345	$32,015	$24,311	$4,521	$96,075

	As of December 31, 2009
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$19,132	$5,950	$1,798	$30,948	$31,092	$88,920
Consumer installment	669	1,183	-	-	-	1,852
Real estate — mortgage	4,741	7,447	1,810	1,368	10,098	25,464
Real estate — construction and land	4,474	2,082	361	128	-	7,045
Other	2	-	-	-	-	2

Total	$29,018	$16,662	$3,969	$32,444	$41,190	$123,283

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is less than their average contractual terms due to prepayments.

Nonperforming Assets

Our primary business is making commercial, real estate, and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and policies and credit review procedures to protect us from avoidable credit losses, some losses will inevitably occur.

Non-performing assets include non-accrual loans and other repossessed assets. Non-performing assets decreased $1.3 million to $4.1 million at December 31, 2010, as compared to $5.4 million at December 31, 2009. Nonperforming loans decreased $2.0 million to $1.8 million at December 31, 2010, as compared to $3.8 million at December 31, 2009. Other real estate owned at December 31, 2010, increased $675,000 to $2.3 million, as compared to $1.6 million at December 31, 2009.

Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties.

The following table sets forth certain information regarding nonaccrual loans by type, including ratio of such loans to total assets as of the dates indicated:

	As of December 31,
(000's)	2010		2009
Allocated:	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets

Commercial and industrial	$367	0.32%	$2,155	1.55%
Real estate — mortgage	1,462	1.27	-	-
Real estate — construction	-	-	1,633	1.17
Consumer and other	-	-	-	-
Total nonaccrual loans	1,829	1.59	3,788	2.72
Other real estate owned	2,291	1.99	1,616	1.16%
Total non-performing assets	$4,120	3.58%	$5,404	3.88%
Restructured loans	$2,395	2.08%	$1,345	0.96%
Loans past due 90 days and accruing	$-	-%	$-	-%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $215,000 and $121,000 during the years ended December 31, 2010 and 2009, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2010 and 2009, respectively, income would have increased by approximately $81,000 and $74,000.

Restructured loans are loans on which, due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2010 we have $2.4 million in loans considered restructured that are not already on nonaccrual. Of the nonaccrual loans at December 31, 2010, $367,000 met the criteria for restructured. A loan continues to qualify as restructured until a consistent payment history has been evidenced, generally no less than twelve months.

We had no loans past due 90 days and still accruing interest at December 31, 2010 and 2009.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2010  we had $682,000 in loans of this type, which were not included in non-accrual or restructured loans.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio. Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated incurred losses in our loan portfolio.

In estimating the specific and general exposure to loss on impaired loans, we have considered a number of factors, including the borrower’s character, overall financial condition, resources and payment record, the prospects for support from any financially responsible guarantors, and the realizable value of any collateral.

We also consider other internal and external factors when determining the allowance for loan losses, which include, but are not limited to, changes in national and local economic conditions, loan portfolio concentrations, and trends in the loan portfolio.

Senior management and the Directors Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses amounted to $1.8 million at December 31, 2010 and $1.7 million at December 31, 2009. During the year ended December 31, 2010, the Bank had charge-offs of $1.4 million compared to $1.3 million for the year ended December 31, 2009. The Bank did not experience any charge-offs prior to 2008.  The total reserve percentage increased to 1.83% at year-end 2009 from 1.39% of loans at December 31, 2009 as a result of the effects of economic conditions on borrowers and values of assets pledged as collateral. Based on an analysis performed by management at December 31, 2010, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

The table below presents a summary of our loan loss experience for the past five years:

(000's), except percentages	2010	2009	2008	2007	2006
Balance at January 1,	$1,713	$1,638	$1,600	$1,000	$400

Charge-offs:
Commercial and industrial	1,224	933	451	-	-
Consumer installment	4	88	-	-	-
Real estate – construction and land	129	282	-	-	-
Total charge-offs	1,357	1,303	451	-	-

Recoveries:
Commercial and industrial	547	9	72	-	-
Consumer installment	-	-	-	-	-
Real estate – construction and land	-	-	-	-	-
Total recoveries	547	9	72	-	-

Net charge-offs	810	1,294	379	-	-

Provision for loan losses	851	1,369	417	600	600
Balance at December 31,	$1,754	$1,713	$1,638	$1,600	$1,000

Loans at year-end	$96,075	$123,283	$125,177	$121,726	$89,323
Average loans	111,556	122,814	132,524	104,943	50,125

Net charge-offs/average loans	0.73%	1.05%	0.29%	-%	-%
Allowance for loan losses/year-end loans	1.83	1.39	1.31	1.31	1.12
Total provision for loan losses/average loans	0.76%	1.11%	0.31%	0.06%	1.20%

The following table sets forth the specific allocation of the allowance for years ended December 31, 2010 and 2009 and the percentage of allocated possible loan losses in each category to total gross loans:

	As of December 31,
(000's), except percentages	2010		2009
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans

Commercial and industrial	$1,175	67.0%	$1,285	75.0%
Consumer installment	18	1.0	23	1.3
Real estate — mortgage	409	23.3	318	18.6
Real estate — construction and land	152	8.6	87	5.1
Total allowance for loan losses	$1,754	100.0%	$1,713	100.0%
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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Bank’s attractive rates, are attracted from across the nation. The Bank offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week, and a survey of rates among competitors and other financial institutions. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The Bank cannot be considered well capitalized, regardless of its capital ratios. Because of FDIC restrictions which took affect on January 1, 2010 for all insured banks which are not well capitalized, the Bank is restricted from offering rates in excess of .75% over the national average rate for various deposit terms as published weekly by the FDIC.  This further affects the Bank’s ability to attract and retain deposits. (See Item 1A “Risk Factors” for additional discussion regarding our ability to attract and retain deposits).

The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits:

	As of December 31,
(000's), except percentages	2010			2009
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$10,499	10.0%	0.00%	$9,931	8.4%	0.00%
NOW accounts	1,983	1.9	0.68	1,876	1.6	0.74
Money market accounts	35,869	34.2	0.88	48,249	40.8	1.40
Savings accounts	183	0.2	0.89	197	0.2	1.07
Certificates of deposit less than $100,000	13,794	13.1	3.75	18,607	15.7	4.34
Certificates of deposit $100,000 or more	42,642	40.6	4.05	39,298	33.3	4.57

Total average deposits	$104,970	100.0%	2.72%	$118,158	100.00%	3.04%

The following table presents maturity of our domestic certificates of deposits and other time deposits of $100,000 or more at December 31, 2010 and 2009:

	As of December 31,
(000's)	2010	2009

Three months or less	$1,467	$8,869
Over three months through six months	9,184	6,695
Over six months through twelve months	18,420	3,620
Over twelve months	13,368	26,850

Total	$42,439	$46,034

Liquidity

Our liquidity relates to our ability to maintain a steady flow of funds to support our ongoing operating, investing and financing activities. Our Board establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective as well as from an asset and liability perspective. We monitor liquidity through a regular review of loan and deposit maturities and forecasts, incorporating this information into a detailed projected cash flow model.

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

The Bank had cash and cash equivalents of $10.2 million, or 8.8% of total assets at December 31, 2010. In addition to the on balance sheet liquidity available, the Bank has lines of credit with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Dallas (“FRB”), which provides the Bank with a source of off-balance sheet liquidity. As of December 31, 2010, the Bank’s established credit line with the FHLB was $17.9 million, or 15.5% of assets, of which $6.0 million was utilized or outstanding. The established credit line with the FRB was $25.3 million, or 22.0% of assets, of which none was utilized at December 31, 2010. The Bank’s trust operations serve in a fiduciary capacity for approximately $853 million in total market value of assets as of December 31, 2010. Some of these custody assets are invested in cash. This cash is maintained either in a third party money market mutual fund (invested predominately in U.S. Treasury securities and other high grade investments) or in a Bank money market account. Only cash which is fully insured by the FDIC is maintained at the Bank. This cash can be moved readily between the Bank and the third party money market mutual fund.  As of December 31, 2010, there was $31.5 million of cash at the third party money market mutual fund available to transfer to the Bank which would be fully FDIC insured for the trust customers of the Bank.

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

	2010 vs 2009			2009 vs 2008
(000's)	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Total

Federal Funds Sold	$(79)	$(33)	$(112)	$(197)	$26	$(171)
Securities and interest bearing deposits	(11)	19	8	(29)	115	86
Loans, net of reserve	149	(790)	(641)	(593)	(670)	(1,263)
Total earning assets	59	(804)	(745)	(819)	(529)	(1,348)

NOW	(1)	1	-	(6)	1	(5)
Money Market	(251)	(108)	(359)	(573)	21	(552)
Savings	(1)	-	(1)	(1)	-	(1)
Certificates of deposit $100,000 or less	(109)	(181)	(290)	(171)	(391)	(562)
Certificates of deposit $100,000 or more	(203)	135	(68)	(213)	(302)	(515)
Other Borrowings	22	(44)	(22)	(2)	48	46
Total Interest-bearing liabilities	(543)	(197)	(740)	(966)	(623)	(1,589)

Changes in net interest income	$602	$(607)	$(5)	$147	$94	$241

Net interest income for 2010 decreased $5,000, or 0.1%, compared to 2009.  The moderate decrease was the result of a decrease in the average volume of loans, offset primarily by a decrease in the average interest yield for interest-bearing liabilities. The average volume in earning assets decreased $27.3 million to $119.9 million for 2010, compared to $147.2 million for 2009. The average yield on interest-bearing liabilities decreased to 2.56% for 2010, compared to 2.64% for 2009.

Net interest income for 2009 increased $241,000, or 4.9%, compared to 2008.  The increase primarily resulted from a decrease in the average interest yield for interest-bearing liabilities and was partly offset by the average yield of earning assets.  The average yield on interest-bearing liabilities decreased to 2.64% for 2009, compared to 4.02% for 2008.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity decreased $454,000 during 2010 to $11.1 million at December 31, 2010 from $11.6 million at December 31, 2009. The decrease was primarily due to a net loss for 2010 of $470,000. The net loss for 2010 was primarily the result of $810,000 in net loan charge-offs and a charge of $560,000 to increase the reserve for consumer restitution in connection with the Agreement with the Comptroller.

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

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$12,156	12.20%	$7,973	>	8.00%	$9,966	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,904	10.94%	3,986	>	4.00%	5,979	>	6.00%

Tier 1 Capital (to Average Assets)	10,904	9.41%	4,635	>	4.00%	5,793	>	5.00%

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$12,640	11.33%	$8,925	>	8.00%	$11,156	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	11,242	10.08%	4,462	>	4.00%	6,694	>	6.00%

Tier 1 Capital (to Average Assets)	11,242	7.51%	5,988	>	4.00%	7,485	>	5.00%

On April 15, 2010 the Bank entered into a formal Agreement with the Comptroller in which the Bank has agreed to maintain specific capital ratios, among other provisions. (See “Item 1A Risk Factors”). Regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements, irrespective of the Bank’s actual capital ratios. The capital ratios required by the Order are 11.5% total capital to risk weighted assets and 9.00% tier 1 capital to average assets.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

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

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 2010, we had commitments to extend credit and standby letters of credit of approximately $3.4 million and $15,000, respectively.

The following is a summary of the our contractual obligations, including certain on-balance-sheet obligations, at December 31, 2010:

	As of December 31, 2010
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Unused lines of credit	$2,930	$-	$-	$423
Standby letters of credit	15	-	-	-
Operating Leases	272	430	184	75
Certificates of Deposit	36,940	17,262	674	-
Total	$40,157	$17,692	$858	$498

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

While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.

Net interest income was unchanged for the years ended December 31, 2010 and 2009, at $5.2 million. Net interest margin was 4.3% and 3.4% for the years ended December 31, 2010 and 2009, respectively. The increase in net interest margin was offset by reduction of average earning assets to $119.9 million in 2010 compared to $147.2 million in 2009, resulting in no change in the net interest income.

Total interest income was $7.8 million and $8.5 million for the years ended December 31, 2010 and 2009, respectively. The decrease in interest income was primarily a result of lower average loan balances of $10.4 million. Total average loans and average yield for the year ended December 31, 2010 was $109.6 million and 6.9% compared with $121.0 million and 6.7% for the year ended December 31, 2009.

Total interest expense was $2.6 million and $3.3 million for the year ended December 31, 2010 and 2009, respectively. The decrease in interest expense was a result of a decrease in deposit interest rates and interest bearing deposits. The average interest rate for interest-bearing liabilities was 2.6% for the year ended December 31, 2010, essentially unchanged compared to same period in 2009.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the years ended December 31, 2010 and 2009.

	Twelve Months Ended December 31,
(000'S)	2010			2009
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve(1)	$109,588	$7,598	6.93%	$120,991	$8,239	6.72%
Federal funds sold	799	2	0.19	17,930	114	0.63
Securities and other	9,532	153	1.60	8,322	145	1.71
Total earning assets	119,919	7,753	6.46	147,243	8,498	5.69
Cash and other assets	6,509			4,385
Total assets	$126,428			$151,628

Interest-bearing liabilities
NOW accounts	$1,983	13	0.68	$1,875	14	0.74
Money market accounts	35,869	314	0.88	48,249	673	1.40
Savings accounts	183	2	0.89	197	2	1.07
Certificates of deposit less than $100,000	13,794	517	3.75	18,608	807	4.34
Certificates of deposit $100,000 or greater	42,642	1,727	4.05	39,299	1,795	4.57
Total interest bearing deposits	94,471	2,573	2.72	108,228	3,291	3.04
Borrowed funds	6,933	27	0.39	18,379	49	0.27
Total interest bearing liabilities	101,404	2,600	2.56	126,607	3,340	2.64
Noninterest bearing deposits	10,499			9,931
Other liabilities	3,965			637
Stockholders equity	10,560			14,453
Total liabilities and stockholders' equity	$126,428			$151,628

Net interest income		$5,153			$5,158
Net interest spread			3.90%			3.05%
Net interest margin			4.30%			3.45%
(1) Includes nonaccrual loans

Provision for Loan Losses

We established a provision for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan and Lease Losses.”

The provision for loan losses for the years ended December 31, 2010 and 2009 were $851,000 and $1.4 million respectively.

Noninterest Income

The components of non-interest income for the years ended December 31, 2010 and 2009 were as follows:

	Year ended December 31,
	2010	2009
Service charges and fees	$159	$116
Trust services	7,735	6,846

	$7,894	$6,962

Non-interest income for the year-ended December 31, 2010 increased $932,000 or 13.4%, as compared to 2009. The increase is due primarily to trust income attributable to the general improvement in the market values of assets in trust accounts on which the fees are based.

Noninterest Expenses

For the fiscal year ended December 31, 2010, our noninterest expenses totaled $12.7 million, compared to $14.6 million for 2009.

Salaries and employee benefits decreased $350,000 to $2.7 million for the year ended December 31, 2010, as compared to $3.1 million for 2009.  We had 25 full-time equivalent employees as of December 31, 2010, and 28 full-time employees as of December 31, 2009.

Occupancy and equipment expenses totaled $1.0 million for the year ended December 31, 2010, as compared to $1.3 million for 2009. Expense in both periods is attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Expenses related to trust consulting services were $6.6 million for the year ended December 31, 2010, compared to $5.8 million for 2009. Advisory fees are based on total assets held in custody and are paid to a fund advisor to manage the assets in the trust. Similar to trust income, the increase in trust expense is directly attributable to the general improvement in the market values in trust accounts.

Professional fees were $694,000 for the year ended December 31, 2010, compared to $640,000 for 2009.

Data processing fees were $256,000 for the year ended December 31, 2010, compared to $268,000 for 2009.

Other expenses decreased $2.1 million to $1.4 million for the year ended December 31, 2010, as compared to $3.5 million for 2009.  In 2009, $2.5 million expense was recorded for the reserve for consumer restitution in connection with the Agreement with the Comptroller and related accrued expenses.

Income Taxes

No federal tax expense has been recorded for the fiscal years ended December 31, 2010 and 2009 based upon prior net operating losses and the Company’s carry-forward of those losses. The Company has fully reserved the federal tax benefit of these losses. Cumulative net operating loss available to carry forward for tax purposes amounted to approximately $3.8 million as of December 31, 2010. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.

Because the registrant is a smaller reporting company, disclosure under this item is not required.

Item 8.          Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders

We have audited the accompanying consolidated balance sheets of T Bancshares, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T Bancshares, Inc. as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WEAVER AND TIDWELL, L.L.P.
Dallas, Texas
March 31, 2011

T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 and 2009

(000's), except share amounts	2010	2009

ASSETS

Cash and due from banks	$2,142	$1,216
Interest-bearing deposits	4,695	5,526
Federal funds sold	3,352	550
Total cash and cash equivalents	10,189	7,292

Securities available for sale at estimated fair value	4,067	4,005
Securities held to maturity at amortized cost	641	801
Securities, restricted at cost	1,181	1,281
Loans, net of allowance for loan losses of $1,754 and $1,713, respectively	94,185	121,419
Bank premises and equipment, net	539	793
Other real estate owned	2,291	1,616
Other assets	2,055	2,204
Total assets	$115,148	$139,411

LIABILITIES

Demand deposits:
Noninterest-bearing	$11,919	$9,428
Interest-bearing	28,975	36,157
Time deposits $100,000 and over	42,439	46,034
Other time deposits	12,437	16,506
Total deposits	95,770	108,125

Borrowed funds	6,000	16,000
Other liabilities	2,241	3,695
Total liabilities	104,011	127,820

SHAREHOLDERS’ EQUITY

Common Stock, $ .01 par value; 10,000,000 shares authorized; 1,941,305 shares issued and outstanding	19	19
Additional paid-in capital	18,580	18,537
Retained deficit	(7,452)	(6,982)
Accumulated other comprehensive income	(10)	17
Total shareholders' equity	11,137	11,591
Total liabilities and shareholders' equity	$115,148	$139,411

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 and 2009

(000's), except per share amounts	2010	2009

Interest Income

Loan, including fees	$7,598	$8,239
Securities	138	139
Federal funds sold	2	114
Interest-bearing deposits	15	6
Total interest income	7,753	8,498

Interest Expense

Deposits	2,573	3,291
Borrowed funds	27	49
Total interest expense	2,600	3,340

Net interest income	5,153	5,158
Provision for loan losses	851	1,370
Net interest income after provision for loan losses	4,302	3,788

Noninterest Income

Trust income	7,735	6,846
Service fees	159	116
Total noninterest income	7,894	6,962

Noninterest Expense

Salaries and employee benefits	2,727	3,077
Occupancy and equipment	1,016	1,285
Trust expenses	6,597	5,809
Professional fees	694	640
Data processing	256	268
Other	1,376	3,515
Total noninterest expense	12,666	14,594

Net Loss	$(470)	$(3,844)

Loss per common share:

Basic	(0.24)	(1.99)
Diluted	(0.24)	(1.99)

Weighted average common shares outstanding	1,941,305	1,936,099
Weighted average diluted shares outstanding	1,941,305	1,936,099

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010 and 2009

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total

BALANCE, December 31, 2008	$17	$16,915	$(3,138)	$-	$13,794

Comprehensive loss:
Net loss			(3,844)		(3,844)
Change in accumulated gain on securities available for sale				17	17
Total comprehensive loss					(3,827)

Net proceeds from rights offering	2	1,519			1,521
Stock based compensation		103			103
BALANCE, December 31, 2009	$19	$18,537	$(6,982)	$17	$11,591

Comprehensive loss:
Net loss			(470)		(470)
Change in accumulated gain on securities available for sale				(27)	(27)
Total comprehensive loss					(497)
Stock based compensation		43			43
BALANCE, December 31, 2010	$19	$18,580	$(7,452)	$(10)	$11,137

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 and 2009

(000's)	2010	2009

Cash Flows from Operating Activities
Net loss	$(470)	$(3,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Provision for loan losses	851	1,370
Depreciation and amortization	285	458
Securities premium amortization (discount accretion), net	53	57
Loss on sale of securities	1	-
(Gain)loss on sale of real estate	12	(1)
Stock based compensation	43	103
Change in operating assets and liabilities:
Other assets	149	(676)
Other liabilities	(1,454)	2,835
Net cash provided by (used in) operating activities	(530)	302

Cash Flows from Investing Activities
Principal payments and maturities of securities held to maturity	161	180
Purchase of securities available for sale	(54,056)	(56,685)
Principal payments, calls and maturities of securities available for sale	3,913	2,640
Proceeds from sale of securities available for sale	49,999	50,000
Purchase of securities, restricted	(629)	(984)
Proceeds from sale of securities, restricted	729	425
Net change in loans	24,988	(1,388)
Proceeds from sale of other real estate	708	377
Purchases of premises and equipment	(31)	(82)
Net cash provided by (used in) investing activities	25,782	(5,517)

Cash Flows from Financing Activities
Net change in demand deposits	(4,691)	(6,899)
Net change in time deposits	(7,664)	3,928
Proceeds from borrowed funds	83,400	236,517
Repayment of borrowed funds	(93,400)	(231,017)
Net proceeds from rights offering	-	1,521
Net cash provided by (used in) financing activities	(22,355)	4,050

Net change in cash and cash equivalents	2,897	(1,165)
Cash and cash equivalents at beginning of period	7,292	8,457

Cash and cash equivalents at end of period	$10,189	$7,292

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,624	$3,316
Income taxes	$-	$-
Non-cash transactions:
Transfers from loans to other real estate owned	$1,395	$1,992

See accompanying notes to consolidated financial statements

NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Bank provides a full range of banking services to individuals and corporate customers with two banking facilities serving North Dallas, Addison, Plano, Frisco and surrounding area communities. Additionally, the Bank maintains a loan production office in Southlake. The Bank’s primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, and a variety of consumer loans. At December 31, 2010, the Bank’s loan portfolio consisted of approximately $66.4 million, or 57.6% of the loan portfolio, in loans to dentists and dental practices. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the collectability of loans based on historical experience and the borrower’s ability to repay, the nature and volume of the portfolio, information about specific borrower situations and the estimated value of any underlying collateral, economic conditions and other factors.

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition generally expensed. If the fair value of the asset declines, a write-down is recorded through expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in the accompanying balance sheets and totaled $2.3 million and $1.6 million at December 31, 2010 and 2009.

Stock Based Compensation

The Company adopted Financial Accounting Standards Board Accounting Standards Codification(FASB ASC) Topic 718 using the modified-prospective-transition method. Under this method, prior periods are not restated. Also, under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date estimated fair value, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

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

The Company has provided a 100% valuation allowance for its net deferred tax asset due to the Company’s net operating loss carry-forward of approximately $3.8 million as of December 31, 2010.

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

LossPer Share

Basic loss per share are computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents. Common stock equivalents consist of stock options and warrants and are computed using the treasury stock method.

The Company reported a net loss for the year ended December 31, 2010. The dilutive effect of 212,500 outstanding options and 96,750 outstanding warrants for the year ended December 31, 2010, is not considered in the per share calculations for these periods as the impact would have been anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity.  Accumulated comprehensive income (loss), net for the year ended December 31, 2010 and 2009 is reported in the accompanying consolidated statements of changes in stockholders’ equity.

Transfer of Financial Asssets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Corporation, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements. -  In 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized, and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by the new guidance became effective on January 1, 2010. Adoption of this authoritative guidance did not have a significant effect on the financial condition and results of operations.

ASC 310 Receivables (“ASC 310”) was amended to enhance disclosures about credit quality of financing receivables and the allowance for credit losses. The amendments require an entity to disclose credit quality information, such as internal risk gradings, more detailed nonaccrual and past due information, and modifications of its financing receivables. The disclosures under ASC 310, as amended, will be effective for interim and annual reporting periods ending on or after December 15, 2010. The FASB has elected to defer the disclosures related to troubled debt restructurings (“TDRs”) included within ASU No. 2010-20. The disclosures related to TDRs are expected to be effective for the second quarter 2011.  Disclosures required by this standard did not have a significant impact on our financial condition and results of operations, but it has significantly expanded the disclosures that we are required to provide.

NOTE 2.SECURITIES

Year-end securities consisted of the following:
	December 31, 2010
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale:
U.S. Government Agencies	$4,077	$40	$50	$4,067

Securities Held to Maturity:
U.S. Government Agencies	$641	$41	$-	$682

Securities, restricted
Other	$1,181	$-	$-	$1,181

	December 31, 2009
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale:
U.S. Government Agencies	$3,988	$20	$3	$4,005

Securities Held to Maturity:
U.S. Government Agencies	$801	$29	$-	$830

Securities, restricted
Other	$1,281	$-	$-	$1,281

Securities, restricted consists of Federal Reserve Bank stock and Federal Home Loan Bank stock which are carried at cost.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Management does not believe any of the securities are impaired due to reasons of credit quality.

Securities with a carrying value of $641,000 and $601,000 at December 31, 2010 and 2009 were pledged to the Company’s trust department.  Securities with a carrying value of $4.1 million and $4.2 million at December 31, 2010 and 2009 were pledged to secure borrowings at the Federal Home Loan Bank in Dallas.

The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2010 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
(000's)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$-	$-	$-	$-
Due after one year through five years:	-	-	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Mortgage-backed securities	641	682	4,077	4,067

Total	$641	$682	$4,077	$4,067

NOTE 3.LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are as follows:
(000's)	December 31, 2010	December 31, 2009

Commercial and industrial	$64,381	$88,920
Consumer installment	1,002	1,852
Real estate — mortgage	22,377	25,464
Real estate — construction and land	8,309	7,045
Other	6	2

	96,075	123,283

Less allowance for loan losses	1,754	1,713
Less deferred loan fees	136	151

Net loans	$94,185	$121,419

The allowance for loan losses as of December 31, 2010 and 2009, and the change for the years then ended is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(000's)	2010	2009
Balance at January 1,	$1,713	$1,638

Charge-offs:
Commercial and industrial	1,224	933
Consumer installment	4	88
Real estate – construction and land	129	282
Total charge-offs	1,357	1,303

Recoveries:
Commercial and industrial	547	9
Consumer installment	-	-
Real estate – construction and land	-	-
Total recoveries	547	9

Net charge-offs	810	1,294

Provision for loan losses	851	1,369
Balance at December 31,	$1,754	$1,713

	December 31,	December 31,
(000's)	2010	2009

Impaired loans were as follows:
Year end loans with allowance allocated	$1,517	$1,426
Year end loans with no allowance allocated	2,600	3,637
Impaired loans	$4,117	$5,063

Amount of allowance allocated	$255	$180

Average of impaired loans during the year	$4,824	$4,392

Interest income recognized during impairment	$215	$121

Loans past due 90 days still on accrual	$-	$-

Non-accrual loans:
Commercial and industrial	$367	$2,155
Real estate – mortgage	1,462	-
Real estate – construction and land	-	1,633
Total	$1,829	$3,788

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

The Company’s impaired loans and related allowance as of December 31, 2010 is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
(000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment

Commercial and industrial	$2,672	$1,139	$1,517	$2,656	$255	$2,529
Consumer installment	-	-	-	-	-	-
Real estate – mortgage	1,534	1,461	-	1,461	-	1,521
Real estate – construction and land	-	-	-	-	-	774
Other	-	-	-	-	-	-
Total	$4,206	$2,600	$1,517	$4,117	$255	$4,824

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including internal credit risk based on past experiences as well as external statistics and factors.   Loans are classified in one of four categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Loans classified as loss are charged-off.

The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on credits quarterly. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness, however, such concerns are not so pronounced that the Company generally expects to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits rated more harshly.

Credit rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.

Credits rated doubtful are those in which full collection of principal appears highly questionable, and which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss.

At December 31, 2010, the following summarizes the Company’s internal ratings of its loans:

		Special
(000's)	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$61,273	$1,261	$1,847	$-	$64,381
Consumer installment	1,002	-	-	-	1,002
Real estate - mortgage	17,706	958	3,713	-	22,377
Real estate – construction and land	6,900	1,048	361	-	8,309
Other	6	-	-	-	6
Total	$86,887	$3,267	$5,921	$-	$96,075

At December 31, 2010, the Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(000's)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing

Commercial and industrial	$-	$-	$-	$64,381	$64,381	$-
Consumer installment	-	-	-	1,002	1,002	-
Real estate – mortgage	-	1,461	1,461	20,916	22,377	-
Real estate – construction and land	-	-	-	8,309	8,309	-
Other	-	-	-	6	6	-
Total	$-	$1,461	$1,461	$94,614	$96,075	$-

NOTE 4.BANK PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

(000's)	December 31, 2010	December 31, 2009

Leasehold improvements	$929	$929
Furniture and equipment	1,907	1,876
	2,836	2,805

Less: accumulated depreciation	2,297	2,012
Balance at end of period	$539	$793

Depreciation expense, including amortization of leasehold improvements, was $285,000 and $458,000 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5.OTHER ASSETS

Other assets as of December 31, 2010 and 2009, were as follows:

(000's)	December 31, 2010	December 31, 2009

Prepaid assets	1,015	1,136
Accounts receivable – trust fees	680	640
Accrued interest receivable	330	397
Other	30	31
Total	$2,055	$2,204

NOTE 6.DEPOSITS

Deposits at December 31, 2010 and 2009 are summarized as follows:

(000's)	December 31, 2010		December 31, 2009

Noninterest bearing demand	$11,919	13%	$9,428	9%
Interest bearing demand (NOW)	2,130	2	1,960	2
Money market accounts	26,671	28	34,006	31
Savings accounts	174	0	191	0
Certificates of deposit, less than $100,000	12,437	13	16,506	15
Certificates of deposit, greater than $100,000	42,439	44	46,034	43
Total	$95,770	100%	$108,125	100%

At December 31, 2010, the scheduled maturities of certificates of deposit were as follows:

2011	36,940
2012	14,804
2013	2,458
2014	316
2015	358
Total	$54,876

NOTE 7. BORROWED FUNDS

Borrowed funds as of December 31, 2010 and December 31, 2009, were as follows:

(000's)	December 31, 2010	December 31, 2009

Federal Home Loan Bank	$6,000	$16,000

At December 31, 2010, borrowed funds consisted of two $3.0 million advances from the Federal Home Loan Bank of Dallas. The loans have a term of 1 year and 3 months and mature on April 13, 2011 and January 28, 2011, respectively. The interest rates for the loans are fixed at 0.54% and 0.10%. The Company has a $25.3 million credit line with the Federal Reserve Bank of Dallas, secured by $40.4 million in pledged commercial and industrial loans, and an $17.9 million credit line with the Federal Home Loan Bank of Dallas, secured by $13.9 million in pledged real estate loans and $4.0 million in pledged securities.

NOTE 8. OTHER LIABILITIES

Other liabilities as of December 31, 2010 and December 31, 2009, were as follows:

(000's)	December 31, 2010	December 31, 2009

Reserve for consumer restitution	$963	$2,685
Trust Advisor Fees Payable	576	522
Audit Fees	121	38
Incentive Compensation	107	51
Franchise & Property Taxes	100	37
Interest Payable	77	101
Legal	10	28
Other Accruals	287	233
	$2,241	$3,695

NOTE 9.BENEFIT PLANS

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company offers a 401K plan, which provides for contributions by employees. As of December 31, 2010, the Company had no plans to match employee contributions.

NOTE 10.INCOME TAXES

The provision (benefit) for income taxes consists of the following:

(000s)	2010	2009

Income tax expense (benefit) was as follows:
Current federal taxable income	$-	$-
NOL utilized	-	-
Total current taxes due	-	-

Deferred federal tax provision (benefit)	160	1,296
Valuation allowance	(142)	(1,296)
Other	(18)	-
	$-	$-

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2010 and 2009:

U.S. statutory rate	34.0%
Valuation Allowance	-30.0%
Other	-4.0%
Effective tax rate	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(000s)	2010	2009

Deferred tax assets:
Stock-based compensation	129	114
Allowance for loan losses	597	583
FAS91 fees	46	51
Accrued liabilities	327	913
Net operating loss carryforward	1,276	599
Total deferred tax asset	2,375	2,260
Deferred tax liabilities:
Depreciation and amortization	(43)	(70)
	2,332	2,190
Less valuation allowance for net deferred tax asset	(2,332)	(2,190)
	$-	$-

Management has provided a 100% valuation allowance for its net deferred tax asset. For year ended December 31, 2010, the Company had a taxable loss of $2.0 million, which increased the net tax operating loss carry-forward to $3.8 million.  The net operating loss carry-forward will fully expire in 2030 if not used. For year ended December 31, 2009, the Company produced a taxable loss of $980,000.

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realization rate of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2010, management believes it is more likely than not that the Company will not realize the benefits of those deductible differences.

NOTE 11.STOCK OPTIONS AND WARRANTS

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

As of December 31, 2010 and December 31, 2009, options to purchase a total of 212,500 and 195,500 had been issued with an average exercise price of $9.14 and $10.03, respectively. These options vest through May 2015.

The Company recorded $43,000 and $103,000 in compensation expense for the years ended December 31, 2010 and December 31, 2009, respectively, in connection with the Stock Incentive Plan. This amount is not reduced by related deferred tax assets since all deferred tax assets are impaired as of December 31, 2010 (see Note 10). As of December 31, 2010 there was $80,000 of total unrecognized compensation cost related to non-vested equity-based compensation awards expected to vest, with an average vesting period of 3.2 years.

The following is a summary of activity in the  Plan for 2010 and 2009:

	2010		2009
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the year	195,500	$10.03	205,500	$9.87
Granted	27,000	1.79	-	-
Exercised	-	-	-	-
Expired / forfeited	10,000	6.75	10,000	6.75

Outstanding at end of period	212,500	$9.14	195,500	$10.03
Exercisable at end of period	164,800	$10.21	155,900	$10.13
Available for grant at end of period	36,500		53,500

	2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1	39,600	$3.24	88,700	$2.78
Granted	27,000	0.98	-	-
Vested	10,900	3.55	39,100	2.37
Forfeited	8,000	2.01	10,000	2.01

Nonvested at December 31	47,700	$2.10	39,600	$3.24

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2010	2009

Risk-free interest rate	2%	n/a
Dividend yield	0%	n/a
Expected stock price volatility	42%	n/a
Expected term	10.0 years	n/a
Forfeiture rate	0%	n/a

All options carry exercise prices ranging from $1.01 to $13.00. At December 31, 2010, there were 164,800 exercisable options with no intrinsic value as the exercise price exceeded the stock price.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and remain outstanding at December 31, 2010. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014.

NOTE 12.LOAN COMMITMENTS AND OTHER CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2010, the Company had commitments to extend credit and standby letters of credit of approximately $3.4 million and $15,000, respectively. At December 31, 2009, the Company had commitments to extend credit and standby letters of credit of approximately $6.8 million and $15,000, respectively.

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

The Company has four lease agreements, which expire on or before 2017. In addition to the leases for office space, the Company also leases various pieces of office equipment under short-term agreements. The following table summarizes loan commitments and minimum rental commitments for office space leases as of December 31, 2010:

	As of December 31, 2010
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Unused lines of credit	$2,930	$-	$-	$423
Standby letters of credit	15	-	-	-
Operating Leases	272	430	184	75
Total	$3,217	$430	$184	$498

Lease expense for the years ended December 31, 2010 and 2009 was $292,000 and $286,000, respectively.

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

NOTE 13.RELATED PARTIES

The Company purchased corporate insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. Premiums paid totaled $188,000 and $91,000 for the years ended December 31, 2010 and 2009, respectfully.

The Company purchased employee benefit insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the years ended December 31, 2010 and 2009 those premiums totaled $250,000 and $212,000 respectively.

Certain Directors and Officers of the Bank have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

NOTE 14.REGULATORY MATTERS

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

In 2010, the Bank was informed by the Comptroller that the Comptroller intended to institute an enforcement action for alleged violations of the Federal Trade Commission Act in connection with certain merchants and a payment processor that were Bank customers between September 1, 2006 and August 27, 2007.   The Comptroller proposed that the Bank enter into a formal agreement with the Comptroller (the “Agreement”).

The Bank terminated all business relationships with the merchants and the payment processor on August 27, 2007. The Comptroller alleged that the merchants and the payment processor defrauded consumers and is seeking restitution of such consumers from the Bank, asserting that by accepting consumer payments for deposit from the merchants and introducing those payments into the payment clearing system, the Bank allegedly materially aided the merchants and the payment processor in the alleged fraudulent activity.

Because the cost of defending a regulatory enforcement action would have been significant, would likely have taken a protracted timeframe, and we could not be certain of a favorable outcome to the Bank, we determined (and currently still believe) that negotiating a settlement with the Comptroller was in the best interest of the Bank.  Accordingly, on April 15, 2010, the Bank executed an Agreement, neither admitting nor denying the Comptroller’s findings containing the general terms outlined as follows:

•	deposit $5.1 million for consumer restitution charged by the merchants to eligible consumers into a segregated account at the Bank;
•	require the Bank to retain an independent claims administrator to locate and arrange for the issuance of individual consumer checks to the identified eligible consumers;
•	require the Bank to establish a capital plan which, among other provisions, details the Bank’s plan to achieve tier 1 capital ratio of 9% and total risk based capital ratio of 11.5%;
•	require the Bank to develop a written program designed to reduce the level of criticized assets;
•	require the Bank to develop and implement an asset liquidity enhancement plan designed to increase the amount of asset liquidity maintained by the Bank, including a loan to deposit ratio of 85%; and
•	require the Bank to develop a written profit plan to improve and sustain the earnings of the Bank.

We do not know at this time the precise amounts that will ultimately be payable by us under the terms of  the Agreement. In August and September, 2010, the Bank issued settlement offers and checks covering twelve of the thirteen merchants totaling approximately $3.8 million. The settlement offer and checks were valid for ninety days. As of December 31, 2010, approximately $2.0 million of settlement checks had been accepted and cashed by consumers, or 52% of the total.  Under the terms of the restitution plan, the Bank has no further obligation on the approximately $1.8 million of settlement checks which were not accepted and cashed by consumers.

In September, 2010, the Federal Trade Commission (“FTC”) reached a settlement with the thirteenth merchant, Low Pay. Under the terms of the Bank’s Agreement with the Comptroller, the Bank will receive a refund from the FTC if the FTC is successful collecting its settlement against Low Pay.  We expect that any such refund will be no more than $70 thousand.  With the FTC settlement with Low Pay completed, the Bank was able to move forward with issuing restitution checks totaling approximately $1.6 million, which it did on February 25, 2011 to the Low Pay customers. The Bank recorded an additional $560 thousand expense accrual as of September, 2010, for the Low Pay restitution payments.  This was added to the existing $2.4 million previously recorded as of December 31, 2009.  As of December 31, 2010, the Bank had not used, nor had any further obligation to pay, $429 thousand of the previously recorded restitution reserve accrual. The additional expense accrual related to Low Pay resulted in a total restitution reserve accrual as of December 31, 2010, of $989 thousand, or 62% of the total of the Low Pay restitution checks issued.

The Bank submitted required capital, liquidity enhancement, and  profit plans, as well as a written program to reduce criticized assets to the Comptroller in accordance with the requirements of the Agreement. Although the Comptroller believed the plans were reasonable and did not object to the plans and program as submitted, there is no assurance that the Bank will be able to comply with all of the remaining requirements of the Agreement, including meeting the stated capital requirements or loan to deposit ratio contained therein.

If as a result of its review or examination of the Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, liquidity, earnings ability, or other aspects of its operations have worsened or that it or its management is violating or has violated the Agreement, or failed to comply with any provision of the Agreement, or any law or regulation, various additional remedies are available to the Comptroller. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which would result in the seizure of the Bank by its regulators.

To be categorized as well capitalized under prompt corrective action provisions, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. However, regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of December 31, 2010. The capital ratios required by the Agreement are 11.5% Total Capital to Risk Weighted Assets and 9.00% Tier 1 Capital to Average Assets. As of December 31, 2010, the Bank’s Total Capital to Risk Weighted Assets ratio and Tier 1 Capital to Average Assets ratio of 12.20% and 9.41%, respectively, were above the requirements set forth in the Agreement. Under the terms of the Agreement, the Bank has until the earlier of 90 days after the Bank receives notice from the Assistant Deputy Comptroller that the restitution process has been completed or written notice from the Comptroller that the Bank’s capital is materially deficient to achieve the capital ratios stated in the Agreement. As of December 31, 2010, the Bank has not received either communication from the Comptroller, and therefore does not consider itself in breach of this provision of the Agreement.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$12,156	12.20%	$7,973	>	8.00%	$9,966	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,904	10.94%	3,986	>	4.00%	5,979	>	6.00%

Tier 1 Capital (to Average Assets)	10,904	9.41%	4,635	>	4.00%	5,793	>	5.00%

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$12,640	11.33%	$8,925	>	8.00%	$11,156	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	11,242	10.08%	4,462	>	4.00%	6,694	>	6.00%

Tier 1 Capital (to Average Assets)	11,242	7.51%	5,988	>	4.00%	7,485	>	5.00%

NOTE 15.FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The following table summarizes financial and nonfinancial assets measured at fair value as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of December 31, 2010
Securities available for sale:
U.S. government agencies	$—	$4,067	$—	$4,067
Other Assets:
OREO	—	2,291	—	2,291

As of December 31, 2009
Securities available for sale:
U.S. government agencies and corporations	$—	$4,005	$—	$4,005
Other Assets:
OREO	—	1,616	—	1,616

Non-financial assets measured at fair value on a non-recurring basis are comprised of OREO. Certain OREO assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the OREO asset. The fair value of an OREO asset, upon initial recognition, is estimated using Level 2 inputs based on a market approach using observable market data, such as comparable sales in the area.  In connection with the measurement and initial recognition of the OREO assets, the Company recognized charge-offs of the allowance for loan losses totaling $1.4 million, which has been recorded on the consolidated statement of income through the provision for loan losses.

Carrying amount and estimated fair values of financial instruments were as follows at year end:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$10,189	$10,189	$7,292	$7,292
Securities available for sale	4,067	4,067	4,005	4,005
Loans, net	94,185	94,305	121,419	120,702
Accrued interest receivable	330	330	397	397

Financial liabilities
Deposits	95,770	97,717	108,125	108,685
Accrued interest payable	77	77	101	101

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

NOTE 16.PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEET

(000's)	December 31, 2010	December 31, 2009

ASSETS

Cash and due from banks	$256	$367
Investment in subsidiary	10,894	11,259

Total assets	$11,150	$11,626

LIABILITIES AND CAPITAL

Accounts payable	13	35
Capital	11,137	11,591

Total liabilities and capital	$11,150	$11,626

T BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

(000's)	2010	2009

Equity in loss from subsidiary	$(338)	$(3,663)

Noninterest expense:
Professional and administrative	89	78
Stock options	43	103
Total noninterest expenses	132	181

Net loss	$(470)	$(3,844)

NOTE 17.PARENT COMPANY CONDENSED FINANCIAL STATEMENTS cont’d

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

(000's)	2010	2009

Cash Flows from Operating Activities

Net Loss	$(470)	$(3,844)
Adjustments to reconcile net income to net cash provided by(used in) operating activities:

Equity in loss of Subsidiary	338	3,663
Stock based compensation	43	103
Net change in other assets	-	333
Net change in other liabilities	(22)	16
Net cash provided by (used in) operating activities	(111)	271

Cash Flows from Investing Activities

Proceeds from sale of premises and equipment	-	-
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities

Proceeds from rights offering	-	1,763
Contribution to bank	-	(2,000
Payment of capitalized rights offering costs	-	-
Net cash used in financing activities	-	(237)

Net change in cash and cash equivalents	(111)	34
Cash and cash equivalents at beginning of period	367	333

Cash and cash equivalents at end of period	$256	$367

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

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

Based upon their controls evaluation, our chief executive officer and principal financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Company’s financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of December 31, 2010, the Company’s internal controls over financial reporting are effective.

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

Item 9B.       Other Information.

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Information concerning the Company’s directors and executive officers will appear in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, under the caption “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees of the Company and the Bank. The Code of Conduct and Ethics will appear in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, under the caption “Code of Ethics.” Such information is incorporated herein by reference.

Item 11.        Executive Compensation.

Information in response to this item will appear in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee.” Such information is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information concerning security ownership of certain beneficial owners and management will appear in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions and Director Independence.

Information concerning certain relationships and related transactions will appear in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services.

Information concerning principal accounting fees and services will appear in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws of Registrant (2)
10.1	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) 2005 Incentive Plan (3)(4)
10.2	Form of Incentive Stock Option Agreement (3)(4)
10.3	Form of Non-Qualified Stock Option Agreement (3)(4)
10.4	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Organizers' Warrant Agreement dated November 2, 2004 (5)
10.5	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Shareholders' Warrant Agreement dated November 2, 2004 (5)
10.6	Extension of term of initial Shareholder Warrants (5)
10.7	Form of Employment Agreement by and between T Bancshares, Inc. and Patrick Howard (4)(6)
10.8	Form of Employment Agreement by and between T Bancshares, Inc. and Steve Jones (4)(7)
10.9	Agreement between T Bank, N.A. and the Office of the Comptroller of the Currency, dated April 15, 2010(8)
10.10	Consent Order for Civil Money Penalty of T Bank, N.A., dated April 15, 2010(8)
21	Subsidiaries of T Bancshares, Inc. *
23	Consent of Weaver and Tidwell L.L.P.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act*

(1)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed by Registrant with the SEC on August 14, 2007.
(2)	Incorporated by reference from the Current Report on Form 8-K filed by Registrant with the SEC on April 30, 2008.
(3)	Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant with the SEC on September 20, 2005 (file no. 333-128456).
(4)	Indicates a compensatory plan or contract.
(5)	Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 and as amended on June 11, 2007 (file no. 333-111153)..
(6)	Incorporated by reference from the Current Report on Form 8-K filed by Registrant with the SEC on September 5, 2007.
(7)	Incorporated by reference from the Annual Report on Form 10-KSB filed by Registrant with the SEC on March 5, 2005 and, as amended on April 20, 2005.
(8)	Incorporated by reference from the Annual Report on Form 10-K filed by Registrant with the SEC on April 15, 2010.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Dated:	March 31, 2011	By:	/s/ Patrick Howard
Patrick Howard

President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick Howard	Director and Principal Executive	March 31, 2011
Patrick Howard	Officer

/s/ Ken Bramlage	Principal Financial Officer and	March 31, 2011
Ken Bramlage	Principal Accounting Officer

/s/ Stanley E. Allred	Director	March 31, 2011
Stanley E. Allred

/s/ Dan Basso	Director	March 31, 2011
Dan Basso

/s/ Frankie Basso	Director	March 31, 2011
Frankie Basso

/s/ David Carstens	Director	March 31, 2011
David Carstens

/s/ Ron Denheyer	Director	March 31, 2011
Ron Denheyer

/s/ Eric Langford	Director	March 31, 2011
Eric Langford

/s/ Steven M. Lugar	Director	March 31, 2011
Steven M. Lugar, CFP

SIGNATURE	TITLE	DATE

/s/ Charles M. Mapes, III	Director	March 31, 2011
Charles M. Mapes, III

/s/ Thomas McDougal	Director	March 31, 2011
Thomas McDougal, DDS

/s/ Anthony Pusateri	Director	March 31, 2011
Anthony Pusateri

/s/ Gordon R. Youngblood	Director	March 31, 2011
Gordon R. Youngblood

/s/ Cyvia Noble	Director	March 31, 2011
Cyvia Noble

/s/ Steven Jones	Director	March 31, 2011
Steven Jones