Form 10-Q
period 2011-06-30
T Bancshares, Inc.
filed 2011-08-15
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock as of August 15, 2011, was 1,941,305 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(000's) except shares information	June 30, 2011	December 31, 2010
	(unaudited)

ASSETS

Cash and due from banks	$881	$2,142
Interest-bearing deposits	3,651	4,695
Federal funds sold	70	3,352
Total cash and cash equivalents	4,602	10,189

Securities available for sale at estimated fair value	6,714	4,067
Securities held to maturity at amortized cost	585	641
Securities, restricted at cost	724	1,181
Loans, net of allowance for loan losses of $1,522 and $1,754, respectively	87,720	94,185
Bank premises and equipment, net	418	539
Other real estate owned	2,057	2,291
Other assets	1,908	2,055
Total assets	$104,728	$115,148

LIABILITIES

Demand deposits:
Noninterest-bearing	$10,857	$11,919
Interest-bearing	22,283	28,975
Time deposits $100 and over	43,389	42,439
Other time deposits	10,981	12,437
Total deposits	87,510	95,770

Borrowed funds	4,000	6,000
Other liabilities	3,443	2,241
Total liabilities	94,953	104,011

SHAREHOLDERS’ EQUITY

Common stock, $ 0.01 par value; 10,000,000 shares authorized; 1,941,305 shares issued and outstanding	19	19
Additional paid-in capital	18,599	18,580
Retained deficit	(8,961)	(7,452)
Accumulated other comprehensive income(loss)	118	(10)
Total shareholders' equity	9,775	11,137
Total liabilities and shareholders' equity	$104,728	$115,148

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(000's) except earnings (loss) per share and shares	Three Months Ended June 30,		Six Months Ended June 30,
outstanding	2011	2010	2011	2010

Interest Income

Loan, including fees	$1,644	$1,982	$3,411	$3,980
Securities	58	36	105	71
Federal funds sold	-	-	2	1
Interest-bearing deposits	4	2	7	9
Total interest income	1,706	2,020	3,525	4,061

Interest Expense

Deposits	568	635	1,144	1,353
Borrowed funds	1	7	5	12
Total interest expense	569	642	1,149	1,365

Net interest income	1,137	1,378	2,376	2,696
Provision for loan losses	(65)	(118)	(47)	1,185

Net interest income after provision for loan losses	1,202	1,496	2,423	1,511

Noninterest Income

Trust income	2,215	1,922	4,350	3,812
Service fees	28	38	109	76
Total noninterest income	2,243	1,960	4,459	3,888

Noninterest Expense

Salaries and employee benefits	604	706	1,257	1,456
Occupancy and equipment	228	226	486	502
Trust expenses	1,824	1,646	3,644	3,252
Professional fees	298	155	420	406
Data processing	63	64	131	123
Other	104	205	2,453	386
Total noninterest expense	3,121	3,002	8,391	6,125

Net Income (Loss)	$324	$454	$(1,509)	$(726)

Earning (loss) per common share:
Basic	0.17	0.23	(0.78)	(0.37)
Diluted	0.17	0.23	(0.78)	(0.37)

Weighted average common shares outstanding	1,941,305	1,941,305	1,941,305	1,941,305
Weighted average diluted shares outstanding	1,943,316	1,941,305	1,941,305	1,941,305

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2010	$19	$18,537	$(6,982)	$17	$11,591

Comprehensive loss:
Net loss — YTD			(726)		(726)
Change in accumulated gain on securities available for sale				(3)	(3)
Total comprehensive loss					(729)
Stock based compensation		21			21
BALANCE, June 30, 2010	$19	$18,558	$(7,708)	$14	$10,883

BALANCE, January 1, 2011	$19	$18,580	$(7,452)	$(10)	$11,137

Comprehensive loss:
Net loss — YTD			(1,509)		(1,509)
Change in accumulated gain on securities available for sale				128	128
Total comprehensive loss					(1,381)
Stock based compensation		19			19
BALANCE, June 30, 2011	$19	$18,599	$(8,961)	$118	$9,775

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(000's)	2011	2010
Cash Flows from Operating Activities
Net loss	$(1,509)	$(726)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for loan losses	(47)	1,185
Depreciation and amortization	135	151
Net amortization of securities	28	26
Impairment of other real estate owned	137	-
Stock based compensation	19	21
Net change in other assets	147	129
Net change in other liabilities	1,202	(169)

Net cash provided by operating activities	112	617

Cash Flows from Investing Activities
Principal payments and maturities of securities held to maturity	57	81
Purchase of securities available for sale	(3,012)	(2,069)
Principal payments, calls and maturities of securities available for sale	465	2,427
Purchase of securities, restricted	(613)	(263)
Proceeds from sale of securities, restricted	1,070	466
Net change in loans	6,512	18,285
Proceeds from sale of other real estate owned	96	-
Purchases of premises and equipment	(14)	(20)

Net cash provided by investing activities	4,561	18,907

Cash Flows from Financing Activities
Net change in demand deposits	(7,754)	(15,345)
Net change in time deposits	(506)	(6,140)
Proceeds from borrowed funds	92,600	27,000
Repayment of borrowed funds	(94,600)	(29,000)

Net cash used in financing activities	(10,260)	(23,485)

Net change in cash and cash equivalents	(5,587)	(3,961)
Cash and cash equivalents at beginning of period	10,189	7,292

Cash and cash equivalents at end of period	$4,602	$3,331

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,113	$1,346
Income taxes	$-	$-

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

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

Accounting Standards Update (ASU) No.2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011. ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below.

Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and requires retrospective application to all restructurings occurring on or after January 1, 2011 along with disclosure of certain additional information. Adoption of ASU 2011-02 is not expected have a significant impact on the Company’s financial statements.

NOTE 3. LOANS

Loans held in portfolio consisted of the following:

(000's)	June 30, 2011	December 31, 2010
Commercial and industrial	$59,455	$64,381
Consumer installment	434	1,002
Real estate — mortgage	20,755	22,377
Real estate — construction	8,713	8,309
Other	-	6

Total loans	89,357	96,075

Less allowance for loan losses	1,522	1,754
Less deferred loan fees	115	136

Net loans	$87,720	$94,185

The change in the allowance for loan losses is as follows:

	Six Months Ended June 30,
(000's)	2011	2010
Balance at beginning of period	$1,754	$1,713

Charge-offs:
Commercial and industrial	247	1,215
Consumer installment	-	-
Real estate – construction and land	-	130

Total charge-offs	247	1,345

Recoveries:
Commercial and industrial	7	267
Consumer installment	2	-
Real estate – construction and land	53	-

Total recoveries	62	267

Net charge-offs	(185)	(1,078)

Provision for loan losses	(47)	1,185

Balance at end of period	$1,522	$1,820

At June 30, 2011, there were no nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest, and at December 31, 2010, there were $1.8 million of nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest.

The Company’s impaired loans and related allowance are summarized in the following table.
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(000's)	Balance	Allowance	Allowance	Investment	Allowance
June 30, 2011
Commercial and industrial	$2,349	$1,130	$1,219	$2,349	$112
Consumer installment	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-
Real estate – construction and land	-	-	-	-	-
Other	-	-	-	-	-
Total	$2,349	$1,130	$1,219	$2,349	$112

December 31, 2010
Commercial and industrial	$2,672	$1,139	$1,517	$2,656	$255
Consumer installment	-	-	-	-	-
Real estate – mortgage	1,534	1,461	-	1,461	-
Real estate – construction and land	-	-	-	-	-
Other	-	-	-	-	-
Total	$4,206	$2,600	$1,517	$4,117	$255

The average loan balance of impaired loans during the three and six months ended June 30, 2011, respectively, are included within the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2011	2010	2011	2010
Commercial and industrial	$2,526	$2,374	$2,580	2,718
Consumer installment	-	-		-
Real estate – mortgage	-	1,537	482	1,554
Real estate – construction and land	-	1,466	-	1,549
Other	-	-	-	-
Total	$2,526	$5,377	$3,062	$5,821

The following summarizes the Company’s internal ratings of its loans:
		Special
(000's)	Pass	Mention	Substandard	Doubtful	Total
June 30, 2011
Commercial and industrial	$56,448	$1,444	$1,563	$-	$59,455
Consumer installment	434	-	-	-	434
Real estate - mortgage	15,765	1,139	3,851	-	20,755
Real estate – construction and land	6,121	2,592	-	-	8,713
Other	-	-	-	-	-
Total	$78,768	$5,175	$5,414	$-	$89,357

December 31, 2010
Commercial and industrial	$61,273	$1,261	$1,847	$-	$64,381
Consumer installment	1,002	-	-	-	1,002
Real estate - mortgage	17,706	958	3,713	-	22,377
Real estate – construction and land	6,900	1,048	361	-	8,309
Other	6	-	-	-	6
Total	$86,887	$3,267	$5,921	$-	$96,075

The Company’s past due loans are as follows:
						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(000's)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
June 30, 2011
Commercial and industrial	$3	$-	$3	$59,452	$59,455	$-
Consumer installment	89	-	89	345	434	-
Real estate – mortgage	-	-	-	20,755	20,755	-
Real estate – construction and land	-	-	-	8,713	8,713	-
Other	-	-	-	-	-	-
Total	$92	$-	$92	$89,265	$89,357	$-

December 31, 2010
Commercial and industrial	$-	$-	$-	$64,381	$64,381	$-
Consumer installment	-	-	-	1,002	1,002	-
Real estate – mortgage	-	1,461	1,461	20,916	22,377	-
Real estate – construction and land	-	-	-	8,309	8,309	-
Other	-	-	-	6	6	-
Total	$-	$1,461	$1,461	$94,614	$96,075	$-

NOTE 4. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	June 30, 2011
(000's)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities Available for Sale :
U.S. Government Agencies	$6,596	$124	$6	$6,714

Securities Held to Maturity:
U.S. Government Agencies	$585	$58	$-	$643

Securities, restricted
Other	$724	$-	$-	$724

	December 31, 2010
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale :
U.S. Government Agencies	$4,077	$40	$50	$4,067

Securities Held to Maturity:
U.S. Government Agencies	$641	$41	$-	$682

Securities, restricted
Other	$1,181	$-	$-	$1,181

At June 30, 2011 and December 31, 2010, securities with market value of $5.7 million and $4.1 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas, and one security with market value of $643,000 and $682,000, respectively, was pledged against trust deposit balances held at our subsidiary, T Bank, N.A. (the “Bank”). The Bank held Federal Reserve Bank of Dallas stock in the amount of $420,000 at June 30, 2011 and December 31, 2010. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $304,000 and $760,600 at June 30, 2011 and December 31, 2010, respectively. Both of the Federal Reserve Bank of Dallas stock and the Federal Home Loan Bank of Dallas stock are carried at cost and are reported as “Securities, restricted” in the table above.

The amortized cost and estimated fair value of securities, excluding trading securities, at June 30, 2011 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
(000's)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$-	$-	$-	$-
Due after one year through five years:	-	-	-	-
Due after five years through ten years	-	-	3,010	3,065
Due after ten years	-	-	-	-
Mortgage-backed securities	585	643	3,586	3,649

Total	$585	$643	$6,596	$6,714

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts has terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at June 30, 2011 and December 31, 2010 were as follows:

(000's)	June 30, 2011	December 31, 2010
Leasehold improvements	$929	$929
Furniture and equipment	1,921	1,907
	2,850	2,836
Less: accumulated depreciation	2,432	2,297
Balance at end of period	$418	$539

NOTE 7. OTHER REAL ESTATE OWNED AND OTHER ASSETS

Other assets consisted of the following at June 30, 2011 and December 31, 2010:

(000's)	June 30, 2011	December 31, 2010
Prepaid assets	799	1,015
Accounts receivable – trust fees	780	680
Accrued interest receivable	309	330
Other	20	30
Total	$1,908	$2,055

Other Real Estate Owned (“OREO”) totaled $2.1 million and $2.3 million at June 30, 2011 and December 31, 2010, respectively, which are initially recorded at lower of loan balance or fair value less costs to sell the asset. The OREO assets are actively being marketed, and disposal of the assets is anticipated to occur in the next 12 months. Included in other noninterest expense for the six months ended June 30, 2011 was approximately $137,000 for impairment of OREO (see Note 17).

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of June 30, 2011		As of December 31, 2010
Noninterest bearing demand	$10,857	12%	$11,919	13%
Interest bearing demand (NOW)	2,772	3	2,130	2
Money market accounts	19,223	22	26,671	28
Savings accounts	288	0	174	0
Certificates of deposit, $100,000 and greater	43,389	50	12,437	13
Certificates of deposit, less than $100,000	10,981	13	42,439	44
	$87,510	100%	$95,770	100%

At June 30, 2011, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2011	$24,812
2012	25,439
2013	2,855
2014	587
2015	338
2016	339
Total	$54,370

NOTE 9. BORROWED FUNDS

Borrowed funds as of June 30, 2011 and December 31, 2010, were as follows:

(000's)	June 30, 2011	December 31, 2010
Federal Home Loan Bank Advance	$4,000	$6,000

At June 30, 2011, borrowed funds consisted of a $4.0 million loan from the Federal Home Loan Bank of Dallas. The loan has a term of 1 day and matures on July 1, 2011. The interest rate for the loan is fixed at 0.04%. The Company has a $24.1 million credit line with the Federal Reserve Bank of Dallas, which is secured by $36.6 million in pledged commercial and industrial loans, and $18.2 million credit line with the Federal Home Loan Bank of Dallas which is secured by $17.6 million in pledged real estate loans and $5.5 million in securities.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at June 30, 2011 and December 31, 2010:

(000's)	June 30, 2011	December 31, 2010
Reserve for Trust Investment Funds adjustment	$1,928	$-
Trust advisor fees payable	1,041	576
Reserve for consumer restitution	42	963
Audit fees	153	121
Interest payable	113	77
Incentive compensation	57	107
Franchise & property taxes	38	100
Legal	20	10
Other accruals	51	287
	$3,443	$2,241

The reserve for trust investment funds adjustment of $1.9 million is related to the correction of collective investment funds administered by the Bank in its fiduciary capacity which were overstated due to an accounting software system error. As previously disclosed, the Bank became aware that the accounting software system utilized by the Bank in the administration of its collective investment funds erroneously reported duplications of portions of actual dividend income received, resulting in a partial over-accrual and overstatement of dividend income to some of the collective investment funds and an overstatement of the unit values to some of the collective investment funds. Management previously estimated the amount of the adjustment to be credited to participant accounts in aggregate at $2.1 million based on the May 31, 2011 unit value for each affected collective investment fund. The actual amount of the adjustment to be credited to participant accounts in aggregate, based on the actual June 30, 2011 valuation of the collective investment funds, was $1.9 million. The Bank completed the required adjustments to all existing individual participant accounts in July 2011.

NOTE 11. INCOME TAXES

No federal income tax expense has been recorded for the quarter or six months ended June 30, 2011, as net operating losses are being used to offset taxable income. Based upon the Company’s limited operating history, the federal income tax benefit of these losses has a valuation allowance equal to the amount of the benefit. As of December 31, 2010, the Company had net tax operating loss carry forwards of approximately $3.8 million that will ultimately expire in 2030, if not used. This amount is lower than the losses reflected in the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 12. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan (the “Plan”) at the annual shareholder meeting held on June 2, 2005. The Plan authorizes the granting of options to purchase up to 260,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The Plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the Plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The Plan has a term of 10 years. The Plan is administered by the Board of Directors. As of June 30, 2011 and December 31, 2010, options to purchase a total of 210,000 shares of common stock were issued and outstanding with a weighted average exercise price of $9.12. These options vest through May 2015. These options slightly diluted earnings per share for the three months ended June 30, 2011, but were not included in the earnings (loss) per share computations for the six months ended June 30, 2011 because their effect was anti-dilutive for the three and six months ended June 30, 2011 and 2010. These were not included in the earnings (loss) per share computations for the three and six months ended June 30, 2010 because their effect was anti-dilutive.

The Company accounts for stock options in accordance with Financial Accounting Standards Board (“FASB”)Accounting Standards Codification (“ASC”) Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Company’s stock option plan for the six months ended June 30, 2011:

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the period	212,500	$9.14
Granted	-	-
Exercised	-	-
Expired / forfeited	2,500	10.75

Outstanding at end of period	210,000	$9.12
Exercisable at end of period	171,200	$9.94
Available for grant at end of period	39,000

The weighted average remaining contractual life of options outstanding at June 30, 2011 was 5.2 years.

The following is a summary of the Company’s nonvested options for the six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2011	47,700	$2.10
Granted	-	-
Vested	8,900	1.54
Forfeited	-	-

Nonvested at June 30, 2011	38,800	$2.22

As of June 30, 2011, there was approximately $62,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements to be recognized over the vesting period.

NOTE 13. STOCK WARRANTS

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20.00 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at June 30, 2011. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. During the six months ended June 30, 2011, no warrants were exercised.

There were no additional warrants issued during the six months ended June 30, 2011. The outstanding warrants could potentially dilute earnings per share, but were not included in the earnings (loss) per share computations because their effect was anti-dilutive for the respective three and six months ended June 30, 2011 and 2010.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2011, the Company had commitments to extend credit and standby letters of credit of approximately $4.0 million and $15,000, respectively. At December 31, 2010, the Company had commitments to extend credit and standby letters of credit of approximately $3.4 million and $15,000, respectively.

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

In 2010, the Bank was informed by the Comptroller that the Comptroller of the Currency (the “Comptroller”) intended to institute an enforcement action for alleged violations of the Federal Trade Commission Act in connection with certain merchants and a payment processor that were Bank customers between September 1, 2006 and August 27, 2007.   The Comptroller proposed that the Bank enter into a formal agreement with the Comptroller (the “Agreement”). To avoid the expense, delay, and uncertainty related to potential litigation with its primary regulator, the Bank negotiated a settlement with the Comptroller.  Accordingly, on April 15, 2010, the Bank executed the Agreement, neither admitting nor denying the Comptroller’s findings containing the general terms outlined as follows:

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

As of June 30, 2011, there remained a nominal number of checks outstanding which had not yet expired and could be tendered for payment. The reserve balance previously expensed exceeded the total amount of all outstanding checks. We believe the restitution obligation is substantially complete and the Bank has submitted a request to the Comptroller to make a determination to that effect.

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

If as a result of its review or examination of the Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, liquidity, earnings ability, or other aspects of its operations have worsened or that it or its management is violating or has violated the Agreement, or failed to comply with any provision of the Agreement, or any law or regulation, various additional remedies are available to the Comptroller. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which would result in the seizure of the Bank by its regulators. As of June 30, 2011, the Comptroller has made no such determination relating to any of the aforementioned aspects of the Bank’s operations.

To be categorized as well capitalized under prompt corrective action provisions, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. However, regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of June 30, 2011. The capital ratios required by the Agreement are 11.5% Total Capital to Risk Weighted Assets and 9.00% Tier 1 Capital to Average Assets. As of June 30, 2011, the Bank’s Total Capital to Risk Weighted Assets ratio was 11.54%. The Bank’s Tier 1 Capital to Average Assets ratio was 8.78%, which was below the requirements set forth in the Agreement. Under the terms of the Agreement, the Bank has until the earlier of 90 days after the Bank receives notice from the Assistant Deputy Comptroller that the restitution process has been completed or written notice from the Comptroller that the Bank’s capital is materially deficient to achieve the capital ratios stated in the Agreement. As of June 30, 2011, the Bank has not received either communication from the Comptroller, and therefore does not consider itself in breach of this provision of the Agreement.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of June 30, 2011
Total Capital (to Risk Weighted Assets)	$10,626	11.54%	$7,369	>	8.00%	$9,211	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	9,470	10.28%	3,685	>	4.00%	5,527	>	6.00%

Tier 1 Capital (to Average Assets)	9,470	8.78%	4,313	>	4.00%	5,391	>	5.00%

As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$12,156	12.20%	$7,973	>	8.00%	$9,966	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,904	10.94%	3,986	>	4.00%	5,979	>	6.00%

Tier 1 Capital (to Average Assets)	10,904	9.41%	4,635	>	4.00%	5,793	>	5.00%

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(000's)	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$187	$256
Investment in subsidiary	9,588	10,894

Total Assets	$9,775	$11,150

LIABILITIES AND CAPITAL
Other liabilities	$-	$13
Capital	9,775	11,137

Total Liabilities and Capital	$9,775	$11,150

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2011	2010	2011	2010

Equity in income (loss) from subsidiary	$384	$510	$(1,434)	$(650)

Noninterest expense:
Professional and administrative	51	45	56	55
Stock based compensation	9	11	19	21
Total noninterest expenses	60	56	75	76

Net income (loss)	$324	$454	$(1,509)	$(726)

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(000's)	2011	2010
Cash Flows from Operating Activities
Net loss	$(1,509)	$(726)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in loss of Bank	1,434	650
Stock based compensation	19	21
Net change in other assets	-	-
Net change in other liabilities	(13)	(12)
Net cash used by operating activities	(69)	(67)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net change in cash and cash equivalents	(69)	(67)
Cash and cash equivalents at beginning of period	256	367

Cash and cash equivalents at end of period	$187	$300

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

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

The following table summarizes financial and nonfinancial assets measured at fair value as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2011
Securities available for sale:
U.S. government agencies	$—	$6,714	$—	$6,714
Other Assets:
OREO	—	2,057	—	2,057

As of December 31, 2010
Securities available for sale:
U.S. government agencies and corporations	$—	$4,067	$—	$4,067
Other Assets:
OREO	—	2,291	—	2,291

Non-financial assets measured at fair value on a non-recurring basis include OREO. Certain OREO assets, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the OREO asset. The fair value of an OREO asset, upon initial recognition and impairment, is estimated using Level 2 inputs based on observable market data. Impairment included in other noninterest expense for the six months ended June 30, 2011 was approximately $137,000.

Carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$4,602	$4,602	$10,189	$10,189
Securities available for sale	6,714	6,714	4,067	4,067
Loans, net	87,720	88,657	94,185	94,305
Accrued interest receivable	309	309	330	330

Financial liabilities
Deposits	87,510	89,063	95,770	97,717
Accrued interest payable	113	113	77	77

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of June 30, 2011 and December 31, 2010, and our consolidated results of operations for three and six month periods ended June 30, 2011 and 2010. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	if we fail to retain our trust customers, our non-interest income could be adversely affected;

•	we face substantial competition in our primary market area;

•	the Bank’s methodology with respect to reconciling the variance and over-accrual may be challenged by our trust customers, which could in turn adversely affect our financial performance;

•	if we fail to sustain attractive investment returns to our trust customers, our growth and profitability in our trust services could be adversely affected;

•	we have a significant dental industry loan concentration in which economic or regulatory changes could adversely affect the ability of those customers to fulfill their loan obligations;

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

•	we have no current intentions of paying cash dividends;

•	we may not be able to raise additional capital on terms favorable to us or we may be required to raise capital under terms which are dilutive to existing shareholders; and

•	our directors and executive officers beneficially own a significant portion of our outstanding common stock.

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

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake and the neighboring Texas communities. As of June 30, 2011, we had, on a consolidated basis, total assets of $104.7 million, net loans of $87.7 million, total deposits of $87.5 million, and shareholders’ equity of $9.8 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.

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

The following discussion focuses on our financial condition at June 30, 2011 and December 31, 2010, and our results of operations for the three and six months ended June 30, 2011 and 2010.

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

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Number of Days	Total
Federal funds sold	$-	$-	$-	$-
Securities and other	1	23	-	24
Loans, net of reserve (1)	189	(527)	-	(338)

Total earning assets	190	(504)	-	(314)

NOW	(1)	2	-	1
Money market	14	(56)		(42)
Certificates of deposit $100,000 or less	(9)	(24)	-	(33)
Certificates of deposit $100,000 or more	(29)	36	-	7
Borrowed funds	(6)	-	-	(6)

Total interest-bearing liabilities	(31)	(42)	-	(73)

Changes in net interest income	$221	$(462)	$-	$(241)

	Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Number of Days	Total
Federal funds sold	$-	$1	$-	$1
Securities and other	19	13	-	32
Loans, net of reserve (1)	532	(1,101)	-	(569)

Total earning assets	551	(1,087)	-	(536)

NOW	(1)	2	-	1
Money market	4	(94)	-	(90)
Certificates of deposit less than $100,000	(27)	(54)	-	(81)
Certificates of deposit $100,000 or greater	(63)	24	-	(39)
Borrowed funds	(3)	(4)	-	(7)

Total interest-bearing liabilities	(90)	(126)	-	(216)

Changes in net interest income	$641	$(961)	$-	$(320)

(1) Average loans include non-accrual.

Net interest income for the three months ended June 30, 2011 decreased $241,000, or 17.5%, compared to the same period in the prior year. The decrease was due primarily to a decline in average earning asset volume, which was partially offset by an increase in average interest yield for interest-earning assets.

Total interest income for the three months ended June 30, 2011 decreased $314,000, or 15.6%, compared to the same period in 2010. For the three month period ended June 30, 2011, the average interest yield for interest-earning assets increased to 6.7%, or 4.3%, compared to 6.3% for the same period in 2010. Average earning asset volume decreased $24.1 million, or 19.0%, to $102.4 million for the three months ended June 30, 2011, compared to $126.4 million for the same period in the prior year.  The entire decrease was due to reduction in loan volume.

Total interest expense for the three months ended June 30, 2011 decreased $73,000, or 11.4%, compared to the same period in 2010. For the three month-period ended June 30, 2011, the average interest yield for interest-bearing liabilities increased to 2.8%, or 14.7%, compared to 2.4% for the same period in 2010. Average interest bearing deposit volume fell $22.9 million, or 22.6%, to $78.5 million for the three months ended June 30, 2011, compared to $101.4 million for the same period in 2010. The decrease was primarily attributable to an intentional reduction of money market deposits. Average borrowed funds decreased $1.5 million, or 26.6%, to $4.2 million for the three months ended June 30, 2011, compared to $5.7 million for the same period in the prior year.

Net interest income for the six months ended June 30, 2011decreased $320,000, or 11.8%, compared to the same period in the prior year.  The decrease was due primarily to a decline in average earning asset volume, offset by an increase in average interest yield for interest-earning assets.

Total interest income decreased $536,000, or 13.2%, to $3.5 million for the six months ended June 30, 2011, compared to $4.1 million for the same period in the prior year. The average interest yield increased to 6.8%, or 9.4%, for the six months ended June 30, 2011, compared to 6.1% for the same period in the prior year.  Average earning asset volume fell $27.2 million, or 20.6%, to $104.6 million for the six months ended June 30, 2011, compared to $131.9 million for the same period in the prior year.

Total interest expense decreased by $216,000, or 15.9%, to $1.1 million for the six months ended June 30, 2011, compared to $1.4 million for the six months ended June 30, 2010.  The decrease in interest expense is due to a decrease in the average volume of interest bearing deposits and to a decrease in average interest yield for interest-bearing liabilities.  For the six month period ended June 30, 2011, the average rate paid for interest earning deposits rose to 2.8% as compared to 2.6% for the same period in the prior year.  Average interest bearing deposit volume decreased $23.8 million, or 22.6%, to $81.5 million for the six months ended June 30, 2011, compared to $105.2 million for the same period in the prior year.  Average borrowed funds decreased $3.1 million, or 43.5%, to $4.1 million for the six months ended June 30, 2011, compared to $7.2 million for the same period in the prior year

Key Performance Indicators at June 30, 2011

Management intentionally reduced total assets, primarily by allowing loans to roll off the balance sheet, for the six months ended June 30, 2011. This was necessary in order for the Bank to meet minimum capital ratio requirements which were negatively affected by net loss of $1.8 million recorded in the first quarter of the current year.

The following were key indicators of our performance and results of operations through the first two quarters of 2011:

•	total assets were $104.7 million at the end of the second quarter of 2011, representing a decrease of $10.4 million, or 9.0%, from $115.1 million at the end of 2010;

•
total loans, net of allowance for loan losses, decreased to $87.7 million at the end of the second quarter of 2011, representing a decrease of $6.5 million, or 6.9%, from $94.2 million at the end of 2010;

•	total deposits decreased to $87.5 million at the end of the second quarter of 2011, representing a decrease of $8.3 million, or 8.6%, from $95.8 million at the end of 2010;

•	net loss was $1.5 million for the six months ended June 30, 2011, compared to net loss of $726,000 for the same period in the prior year.

•	net income was $324,000 for the three months ended June 30, 2011, compared to net income of $454,000 for the same period in the prior year.

•	total revenue was $7.9 million for the six months ended June 30, 2011, unchanged from the same period in the prior year.

•	Tier 1 capital to average assets and total capital ratios were 8.78% and 11.54% compared to 9.41% and 12.20% at December 31, 2010.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three and six months ended June 30, 2011 and 2010.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended June 30,
	2011			2010
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve(1)	$89,078	$1,644	7.4%	$117,647	$1,982	6.7%
Federal funds sold	456	-	0.2%	648	-	0.2%
Securities and other	12,858	62	1.9%	8,152	38	1.8%
Total earning assets	102,392	1,706	6.7%	126,447	2,020	6.3%
Cash and other assets	5,414			5,506
Total assets	$107,806			$131,953

Interest-bearing liabilities
NOW accounts	$3,270	5	0.6%	$2,029	3	0.7%
Money market accounts	19,493	43	0.9%	44,761	85	0.8%
Savings accounts	266	-	0.6%	179	-	0.9%
Certificates of deposit less than $100,000	11,406	99	3.5%	14,118	132	3.7%
Certificates of deposit $100,000 or greater	44,100	421	3.8%	40,336	415	4.1%
Total interest bearing deposits	78,535	568	2.9%	101,423	635	2.5%
Borrowed funds	4,201	1	0.1%	5,725	7	0.5%
Total interest bearing liabilities	82,736	569	2.8%	107,148	642	2.4%
Noninterest bearing deposits	12,654			11,100
Other liabilities	2,401			3,090
Stockholders’ equity	10,015			10,615
Total liabilities and stockholders' equity	$107,806			$131,953

Net interest income		1,137			1,378
Net interest spread			3.9%			3.9%
Net interest margin			4.4%			4.3%

Provision for loan loss		(65)			(118)
Non-interest income		2,243			1,960
Non-interest expense		3,121			3,002
Loss before income taxes		324			454
Income taxes expense (benefit)		-			-
Net income/loss		$324			$454

Earnings (loss) per share		0.17			0.23
Return on average equity		12.94%			17.11%
Return on average assets		1.20%			1.38%
Equity to assets ratio		9.29%			8.04%

(1)	Includes nonaccrual loans

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Six Months Ended June 30,
	2011			2010
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve(1)	$91,005	$3,411	7.6%	$120,362	$3,980	6.6%
Federal funds sold	1,363	2	0.2%	642	1	0.2%
Securities	12,273	112	1.8%	10,855	80	1.5%
Total earning assets	104,641	3,525	6.8%	131,859	4,061	6.1%
Cash and other assets	5,549			5,632
Total assets	$110,190			$137,491

Interest-bearing liabilities
NOW accounts	$2,899	9	0.6%	$2,049	7	0.7%
Money market accounts	23,122	95	0.8%	45,900	186	0.8%
Savings accounts	227	1	0.7%	186	1	0.9%
Certificates of deposit less than $100,000	11,627	202	3.5%	14,726	283	3.9%
Certificates of deposit $100,000 or greater	43,585	837	3.9%	42,385	876	4.2%
Total interest bearing deposits	81,460	1,144	2.8%	105,246	1,353	2.6%
Borrowed funds	4,051	5	0.3%	7,166	12	0.4%
Total interest bearing liabilities	85,511	1,149	2.7%	112,412	1,365	2.4%
Noninterest bearing deposits	12,188			9,206
Other liabilities	1,968			1,805
Stockholders’ equity	10,523			14,068
Total liabilities and stockholders' equity	$110,190			$137,491

Net interest income		2,376			2,696
Net interest spread			4.1%			3.7%
Net interest margin			4.5%			4.1%

Provision for loan loss		(47)			1,185
Non-interest income		4,459			3,888
Non-interest expense		8,391			6,125
Loss before income taxes		(1,509)			(726)
Income taxes expense (benefit)		-			-
Net loss		$(1,509)			$(726)

Earnings (loss) per share		(0.78)			(0.37)
Return on average equity		(28.68)%			(10.32)%
Return on average assets		(2.74)%			(1.06)%
Equity to assets ratio		9.55%			10.23%

(1)	Includes nonaccrual loans

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The provision for loan losses totaled a net credit of $65,000 and $47,000 for the three and six months ended June 30, 2011, compared to a net credit of $118,000 for the three months ended June 30, 2010 and a net debit of $1.2 million for the six months ended June 30, 2010. The provision amounts are directly related to loan volumes and losses. We had charge-offs of $65,000 and recoveries of $5,000 during the three months ended June 30, 2011, compared to charge-offs of $255,000 and recoveries of $236,000 for the same period in the prior year. We had charge-offs of $247,000 and recoveries of $62,000 during the six months ended June 30, 2011, compared to charge-offs of $1.3 million and recoveries of $267,000 for the same period in the prior year.

Non-interest Income

Non-interest income was primarily attributable to fee income generated by the Company for trust services and service charges on depository accounts.

Total non-interest income increased $283,000, or 14.4%, to $2.2 million for the three months ended June 30, 2011, compared to $1.9 million for the same period in the prior year. The increase is primarily attributable to an increase in trust income.

Total non-interest income increased $571,000, or 14.7%, to $4.5 million for the six months ended June 30, 2011, compared to $3.9 million for the same period in the prior year. The increase is primarily attributable to an increase in trust income.

Trust income is earned on the value of managed and non-managed assets held in custody. For the three and six months ended June 30, 2011, trust income totaled $2.2 million and $4.3 million, respectively, compared to $1.9 million and $3.8 million for the same periods in the prior year. The increase in trust income is directly attributable to the general rise in the market values of assets in trust accounts on which the fees are based.

Service fees were $28,000 and $109,000 for the three and six months ended June 30, 2011, respectively, compared to $38,000 and $76,000 for the same periods in the prior year.

Non-interest Expense

Total non-interest expense increased $119,000, or 3.8%, to $3.1 million for the three months ended June 30, 2011, compared to $3.0 million for the same period in the prior year. Changes in the components of non-interest expense for the three months ending June 30, 2011 and 2010 are discussed below.

Salaries and employee benefits decreased $102,000, or 14.4%, to $604,000 for the three months ended June 30, 2011, compared to $706,000 for the same period in the prior year. The decrease was related to reduction of full-time equivalent employees.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment. For the three months ended June 30, 2011, occupancy and equipment expense increased $2,000, or 0.9%, to $228,000, compared to $226,000 for the same period in the prior year.

Trust expenses are advisory fees paid to a fund advisor to advise the Bank on the common investment funds held in the trust department and are based on the value of the assets held in custody. For the three months ended June 30, 2011, trust expenses increased $178,000, or 10.8%, to $1.8 million as compared to $1.6 million for the same period in the prior year. Similar to trust income, the increase in trust expense is directly attributable to the general rise in the market values of assets in trust accounts.

Professional fees increased $143,000, or 92.3%, to $298,000 for the three months ended June 30, 2011, compared to $155,000 for the same period in the prior year. The increase was primarily due to the recording of $76,000 in legal fees and $56,000 in accounting fees recorded in the current period related to the correction of the participants’ investment values in certain collective investment funds administered by the Bank’s trust department.

Data processing fees decreased $1,000, or 1.6%, to $63,000 for the three months ended June 30, 2011, compared to $64,000 for the same period in the prior year.

Other expenses decreased $101,000, or 49.3%, to $104,000 for the three months ended June 30, 2011, compared to $205,000 for the same period in the prior year. The decrease was due to reversal of $171,000 in the current quarter to the reserve of $2.1 million recorded in the quarter ended March 31, 2011, to correct the value participants’ investments in certain collective investment funds administered by the Bank’s trust department.

Total non-interest expense increased $2.3 million, or 37.0%, to $8.4 million for the six months ended June 30, 2011, compared to $6.1 million for the same period in the prior year. Changes in the components of non-interest expense for the six months ending June 30, 2011 and 2010 are discussed below.

Salaries and employee benefits decreased $199,000, or 13.7%, to $1.3 million for the six months ended June 30, 2011, compared to $1.5 million for the same period in the prior year.   The decrease was related to reduction of full-time equivalent employees.

Occupancy and equipment expense decreased $16,000, or 3.2%, to $486,000 for the six months ended June 30, 2011, compared to $502,000 for the same period in the prior year.

Trust expenses increased $392,000, or 12.0%, to $3.6 million for the six months ended June 30, 2011, compared to $3.3 million for the same period in the prior year.  Similar to trust income, the increase in trust expense is directly attributable to the general rise in the market values of assets in trust accounts.

Professional fees increased $14,000, or 3.4%, to $420,000 for the six months ended June 30, 2011, compared to $406,000 for the same period in the prior year.

Data processing fees increased $8,000, or 6.5%, to $131,000 for the six months ended June 30, 2011, compared to $123,000 for the same period in the prior year.

Other expenses increased $2.1 million, or 535.5%, to $2.5 million for the six months ended June 30, 2011, compared to $386,000 for the same period in the prior year. The increase is primarily attributable to the reserve of $2.1 million recorded in the quarter ended March 31, 2011, to correct the value participants’ investments in certain collective investment funds administered by the Bank’s trust department.

Income Taxes

No federal income tax expense was recorded for the three months ended June 30, 2011, due to available operating losses to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has a valuation allowance equal to the benefit. Cumulative net operating loss available to carry forward for tax purposes is approximately $3.8 million as of December 31, 2010.

Financial Condition

Our total assets as of June 30, 2011 were $104.8 million, compared to $115.1 million as of December 31, 2010. The $10.3 million decrease was a management decision to intentionally reduce total assets, primarily by allowing loans to roll off the balance sheet, for the six months ended June 30, 2011. This was necessary in order for the Bank to meet minimum capital ratio requirements which were negatively affected by net loss of $1.8 million recorded in the first quarter of the current year.

Deposits decreased $8.3 million to $87.5 million as of June 30, 2011, from $95.8 million as of December 31, 2010. The reduction was primarily due to an intentional $7.2 million decrease in money market deposits related to the Bank’s custodial deposits held by its trust department. Because of the reduction in assets, these deposits were not needed for liquidity purposes and were moved out of the Bank and into a third party money market mutual fund.

Borrowed funds as of June 30, 2011 were $4.0 million, compared to $6.0 million as of December 31, 2010. The Bank reduced its borrowings by  $2 million as a result of the managed decline in total assets.

As of June 30, 2011, our shareholders’ equity was $9.8 million, compared to $11.1 million as of December 31, 2010. The $1.3 million decrease was the result of a $1.9 million expense recorded in relation to the correction of collective investment funds administered by the Bank in its fiduciary capacity which were overstated due to an accounting software system error, offset by operating income of $600,000 for the year ended June 30, 2011.

Cash and Due From Banks

As of June 30, 2011, we had $881,000 in cash and due from banks, compared to $2.1 million as of December 31, 2011. The reduction is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

As of June 30, 2011, we had $3.7 million in interest-bearing deposits and $70,000 in federal funds sold. As of December 31, 2010, we had $4.7 million in interest-bearing deposits and $3.4 million in federal funds sold. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of June 30, 2011, our securities included Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost of $420,000 and $304,000, respectively, with an estimated fair value that approximated cost. We also had government agency securities with amortized cost of $7.2 million and fair value of $7.4 million. Weighted average yield of the securities portfolio as of June 30, 2011 was 2.9%. Securities with market value of $5.7 million were pledged against borrowed funds at the Federal Home Loan Bank of Dallas, and one security with market value of $643,000 was pledged against trust deposit balances held at the Bank.

As of December 31, 2010, our securities consisted of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost and fair value of $420,000 and $760,600, respectively. We also had government agency securities with amortized cost and fair value of $4.7 million. Weighted average yield of the securities portfolio at December 31, 2010 was 2.7%.

The carrying amount of available for sale securities increased $2.6 million to $6.7 million as of June 30, 2011, from $4.1 million as of December 31, 2010.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	As of	As of
(000's)	June 30, 2011	December 31, 2010
Commercial and industrial	$59,455	$64,381
Consumer installment	434	1,002
Real estate — mortgage	20,755	22,377
Real estate — construction	8,713	8,309
Other	-	6
Total loans	89,357	96,075

Less allowance for loan losses	1,522	1,754
Less deferred loan fees	115	136
Total net loans	$87,720	$94,185

As of June 30, 2011 and December 31, 2010, our total net loans were $87.7 million and $94.2 million, respectively. Total loans, net of reserves and deferred fees, as a percentage of total assets were 83.8% as of June 30, 2011, and 81.8% as of December 31, 2010. The $6.5 million decrease is the combined result of softening overall loan demand in our local market as well as our strategy to reduce the risk in the loan portfolio by reducing overall exposure to commercial real estate loans to dental professionals.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients businesses. As of June 30, 2011 and December 31, 2010, commercial loans totaled $59.5 million and $64.4 million, representing approximately 66.5% and 67.0% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of June 30, 2011 and December 31, 2010, consumer loans totaled $434,000 and $1.0 million, approximately 0.5% and 1.0% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and short-term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Short-term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At June 30, 2011 and December 31, 2010, real estate loans totaled $29.5 million and $30.7 million, approximately 33.0% and 31.9% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of June 30, 2011, our commercial loan portfolio included $60.1 million of loans, approximately 67.2% of our total funded loans, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of June 30, 2011:

	As of June 30, 2011
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial (1)	$4,982	$6,273	$28,468	$19,022	$710	$59,455
Consumer installment	169	265	-	-	-	434
Real estate — mortgage	3,257	8,755	4,565	1,014	3,164	20,755
Real estate — construction(1)	3,583	1,873	1,003	-	2,254	8,713
Other	-	-	-	-	-	-
Total	$11,991	$17,166	$34,036	$20,036	$6,128	$89,357

(1)	Includes nonaccrual and other loans at June 30, 2011.

Nonperforming Loans and Assets

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (“OREO”), and other repossessed assets. The impact of foreclosures and distressed sales is impacting the value of real estate and the overall economy broadly. This economic downturn has affected our real estate portfolio. As of June 30, 2011, we had no loans 90 days or more past due and still accruing interest, no loans on nonaccrual status and $2.1 million in OREO. At December 31, 2010, we had no loans 90 days or more past due and still accruing interest, $1.8 million in loans on nonaccrual status and $2.3 million in OREO.  Total nonperforming assets as of June 30, 2011 was $2.1 million, a decrease of 48.8% compared to $4.1 million as of December 31, 2010. The decrease was primarily attributable to one nonaccrual loan which was changed to accrual status.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At June 30, 2011 the Company had $5.2 million in special mention loans, $5.4 million in substandard loans and no doubtful loans, compared to $3.3 million in special mention loans, $5.9 million in substandard loans and no loans classified as doubtful loans as of December 31, 2010.

The following table sets forth certain information regarding nonaccrual loans by type, other real estate owned, restructured loans accruing and loans past due 90 days and accruing as of the dates indicated:

	June 30, 2011		December 31, 2010
(000's, except percentages):	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets

Commercial and industrial	$-	-%	$367	0.32%
Real estate — mortgage	-	-	1,462	1.27
Real estate — construction	-	-	-	-
Consumer and other	-	-	-	-
Total nonaccrual loans	-	-	1,829	1.59
Other real estate owned	2,057	1.96	2,291	1.99%
Total non-performing assets	$2,057	1.96%	$4,120	3.58%
Restructured loans accruing	$801	0.76%	$2,395	2.08%
Loans past due 90 days and accruing	$-	-%	$-	-%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $215,000 during the year ended December 31, 2010. If interest on impaired loans had been recognized on a full accrual basis during the year ended December 31, 2010, income would have increased by approximately $81,000. Interest income recognized and interest income not recognized on impaired loans during the quarters ended June 30, 2011 and 2010 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.5 million and $1.8 million at June 30, 2011 and December 31, 2010, respectively, or 1.7% and 1.9%, respectively, of total funded loans.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had charge-offs of $247,000 and recoveries of $62,000 during the six months ended June 30, 2011. During the six months ended June 30, 2010, we had charge-offs of $1.3 million and recoveries of $267,000.

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

(000's)	As of June 30, 2011		As of December 31, 2010
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,013	66.5%	$1,175	67.1%
Consumer installment	7	0.5	18	1.0
Real estate — mortgage	354	23.2	409	23.3
Real estate — construction	148	9.8	152	8.6
Total allowance for loan losses	$1,522	100.0%	$1,754	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $418,000 as of June 30, 2011 and $539,000 at December 31, 2010.

Deposits

Deposits are our primary source of funding. Total deposits at June 30, 2011 and December 31, 2010 were $87.5 million and $95.8 million, respectively, representing a decrease of $8.3 million, or 8.6%.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended June 30, 2011 and 2010:

	For the six months ended
(000's)	June 30, 2011			June 30, 2010
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$12,188	13.0%	0.0%	$9,206	11.1%	0.0%
NOW accounts	2,899	3.1	0.6	2,049	2.4	0.7
Money market accounts	23,122	24.7	0.8	45,900	21.2	0.8
Savings accounts	227	0.3	0.7	186	0.2	0.9
Certificates of deposit, less than $100,000	11,627	12.4	3.5	14,726	15.9	3.9
Certificates of deposit, $100,000 or greater	43,585	46.5	3.9	42,385	49.2	4.2

Total deposits	$93,648	100.00%	2.4%	$114,452	100.00%	2.4%

The average volume of money market accounts decreased $22.8 million for the six months ended June 30, 2011, compared to the same period in 2010. During the first six months ended June 30, 2010, the Bank held over $20.0 million in average deposits from custodial deposits held by its trust department for the benefit of tust clients. For the six months ended June 30, 2011, the majority of this custodial cash was held at a third party money market  mutual fund.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	June 30, 2011	December 31, 2010
Three months or less	$12,877	$1,467
Over three months through six months	7,281	9,184
Over six months through twelve months	14,811	18,420
Over twelve months	8,420	13,368

Total	$43,389	$42,439

Other Liabilities

As of June 30, 2011, other liabilities were $3.4 million, compared to $2.2 million as of December 31, 2010. The increase was primarily due to $1.9 million reserve established during the first quarter in relation to the correction of trust client accounts which were invested in collective investment funds administered by the Bank. This was offset by reduction of the reserve for the consumer restitution related to the Agreement with the Comptroller.

Shareholders’ Equity

As of June 30, 2011, shareholders’ equity decreased $1.4 million to $9.8 million, from $11.1 million as of December 31, 2010. Included in the change in shareholders’ equity for the six months ended June 30, 2011 was net loss of $1.5 million and a $128,000 increase in net unrealized gain on securities available for sale.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at June 30, 2011. See Note 14 to the financial statements included in this report. Additional liquidity is also provided through the Bank’s lines of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of June 30, 2011, our established credit line with the Federal Home Loan Bank of Dallas was $18.2 million, or 17.4% of assets, of which $4.0 million was utilized. As of June 30, 2011, our established credit line with the Federal Reserve Bank of Dallas was $24.1 million, or 23.0% of assets, none of which was utilized. Additionally, we serve as trustee or custodian for $48.5 million in cash deposits held at BlackRock, Inc. in a money market fund, of which approximately $35.0 million could be held at the Bank in deposit accounts fully insured by the FDIC.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. On April 15, 2010, the Bank entered into the Agreement with the Comptroller requiring, among other provisions, that the Bank ultimately achieve and maintain certain capital ratios (See Item 1, Note 15, Regulatory Matters). The capital ratios required by the Agreement are 11.5% Total Capital to Risk Weighted Assets and 9.00% Tier 1 Capital to Average Assets. Therefore, regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of June 30, 2011. As of June 30, 2011, the Bank’s Total Capital to Risk Weighted Assets ratio was 11.54%. The Bank’s Tier 1 Capital to Average Assets ratio 8.78%, which was below the requirement set forth in the Agreement. Under the terms of the Agreement, the Bank has until the earlier of 90 days after the Bank receives notice from the Comptroller that the restitution process has been completed or written notice from the Comptroller that the Bank’s capital is materially deficient to achieve the capital ratios stated in the Agreement. As of June 30, 2011, the Bank has not received either communication from the Comptroller, and therefore does not consider itself in breach of this provision of the Agreement.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2011
Total Capital (to Risk Weighted Assets)	$10,626	11.54%	$7,369	>	8.00%	$9,211	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	9,470	10.28%	3,685	>	4.00%	5,527	>	6.00%

Tier 1 Capital (to Average Assets)	9,470	8.78%	4,313	>	4.00%	5,391	>	5.00%

As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$12,156	12.20%	$7,973	>	8.00%	$9,966	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,904	10.94%	3,986	>	4.00%	5,979	>	6.00%

Tier 1 Capital (to Average Assets)	10,904	9.41%	4,635	>	4.00%	5,793	>	5.00%

Liquidity Management

At June 30, 2011, the Company (excluding the Bank) had approximately $187,000 in cash proceeds, which includes $108,000 of initial shareholder warrant and option exercises. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated and the Bank is no longer subject to the Agreement with the Comptroller.

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

At June 30, 2011, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $4.0 million and $15,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $43.3 million at June 30, 2011.

The Bank’s significant contractual obligations and other potential funding needs at June 30, 2011 consist of:

	As of June 30, 2011
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$273	$529	$139	$41

Certificates of deposit	$43,299	$10,234	$830	$-

The Bank had cash and cash equivalents of $4.6 million, or 4.4% of total assets, at June 30, 2011.  Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of June 30, 2011, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $18.2, million or 17.4% of assets, of which $4.0 million was utilized.  The established credit line with the Federal Reserve Bank of Dallas was $24.1 million, or 23.0% of assets, none of which was utilized at June 30, 2011.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of June 30, 2011, the loan to deposit ratio was 100%. Although this deposit ratio is high, it is not reflective of the Bank’s liquidity position.  Trust money market deposits available to the Bank as of June 30, 2011, are approximately $35 million. These deposits could be transferred by the Bank’s trust department within one business day from third party investment funds into a money market account controlled by the trust department and maintained at the Bank. One hundred percent of the funds would be insured deposits by the FDIC to the underlying beneficial owners of the funds. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the money market deposits available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 74% of total assets as of June 30, 2011.  We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

As previously disclosed in our Quarterly Report for the period ended March 31, 2011, management, in consultation with our Audit Committee, concluded that errors with respect to our accounting software system for the collective investment funds, as described more fully below, constituted a material weakness in the Company’s internal controls over financial reporting as of the date of this Quarterly Report. As a result of the material weakness, our principal executive officer and principal financial officer have concluded that our Disclosure Controls were not effective, as of March 31, 2011, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Accounting of Collective Investment Funds

As previously disclosed, the Bank became aware that the accounting software system utilized by the Bank in the administration of its collective investment funds erroneously reported duplications of portions of actual dividend income received, resulting in a partial over-accrual and overstatement of dividend income to some of the collective investment funds and an overstatement of the unit values to some of the collective investment funds.  An independent consulting firm was engaged to research and quantify the extent that such reporting variance and over-accrual may have impacted the value of each collective investment fund.  That research resulted in required adjustments to the unit values of twelve of the collective investment funds administered by the Bank. The Bank has resolved the issue prospectively such that the resultant unit values of the collective investment funds represent the accurate value of the assets within each such collective investment fund plus the corrected amount of accrued dividend income as of the April 30, 2011 and subsequent valuation dates. These adjustments to the unit values affect each of the current participants in the funds proportionally according to the number of units held.  At no time was there any discrepancy in the amount or value of the actual assets contained in each collective investment fund, which are primarily marketable securities held in custody with third-party custodians.

However, the over-accruals in each of the collective funds occurred over the life of such funds.  Therefore, the independent consulting firm further reviewed the history of each individual participant account from the date the account was opened to present to determine the impact of these adjustments at the participant account level, based on the actual activity within the participant account. The independent consulting firm recalculated the unit value of each affected collective investment fund based on all unit sales and purchases by all participants, which allowed them to create historical unit values for each collective investment fund based on actual activity in such collective investment fund as of each valuation date. Following this same procedure, the independent consulting firm then analyzed the activity in each participant account. Typical activity would include monthly contributions, distributions, account rebalancing, and model changes. In most cases, this activity resulted in a purchase or sale of units in one or more of the collective investment funds.  For each purchase made in each collective investment fund, on an actual historical basis, the corrected number of units which should have been acquired has been calculated. For each sale, on an actual historical basis, the corrected amount of proceeds from the sale of units has been calculated. This created two potential separate adjustments to a participant account.

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

Management previously estimated the net amount of the two adjustments to be credited to participant accounts in aggregate at $2.1 million based on the May 31, 2011 unit value for each affected collective investment fund. The actual net amount of the two adjustments to be credited to participant accounts in aggregate, based on the actual June 30, 2011 valuation of the collective investment funds, was $1.9 million.  The Bank has completed the required adjustments to all existing individual participant accounts.

Material Weakness

Management, in consultation with our Audit Committee, determined that the foregoing errors constituted a material weakness in our internal controls over financial reporting as of March 31, 2011. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weakness

Management believes that the historical over-accrual of dividend income and resulting overstatement of unit values in the Bank’s collective investment funds constituted a material weakness in the internal controls of the Bank which failed to promptly detect and correct the accounting software system issue.  Upon learning of the material weakness, management began to take steps to remediate the material weakness surrounding the accounting and valuation of the units of the collective investment funds.  The Bank implemented additional operational and internal controls to prevent the over-accrual of dividend income into the collective investment funds in the future, including monthly reconciliations of all data related to the accounting of the collective investment funds and corrections to the accounting software program responsible for the collective investment funds. These reconciliations will be reviewed by management monthly to ensure timely completion and that reconciling items are appropriately addressed.  The Company believes that such weakness has been remediated. In addition, the Bank has completed the requisite adjustments to the individual participant accounts.  Management believes that this corrects the accounting software error at the participant account level.

Based upon their controls evaluation, our principal executive officer and principal financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level as of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

The Bank implemented additional operational and internal controls to prevent the over-accrual of dividend income into the collective investment funds, including monthly reconciliations of all data related to the accounting of the collective investment funds.  Management will continue to evaluate whether additional changes need to be implemented to the Disclosure Controls based on the review of the third-party consultant.

PART II. OTHER INFORMATION

Item 6. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation*
3.2	Bylaws of Registrant (1)
10.1	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) 2005 Incentive Plan (2)(3)
10.2	Form of Incentive Stock Option Agreement (2)(3)
10.3	Form of Non-Qualified Stock Option Agreement (2)(3)
10.4	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Organizers' Warrant Agreement dated November 2, 2004 (4)
10.5	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Shareholders' Warrant Agreement dated November 2, 2004 (4)
10.6	Extension of term of initial Shareholder Warrants (5)
10.7	Form of Employment Agreement by and between T Bancshares, Inc. and Patrick Howard (3)(6)
10.8	Form of Employment Agreement by and between T Bancshares, Inc. and Steve Jones (3)(7)
10.9	Form of Executive Employment Agreement Modification by and between T Bancshares, Inc. and Steve Jones (3)(7)
10.10	Agreement between T Bank, N.A. and the Office of the Comptroller of the Currency, dated April 15, 2010 (8)
10.11	Consent Order for Civil Money Penalty of T Bank, N.A., dated April 15, 2010 (8)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32	Section 1350 Certification*

(1)	Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on April 30, 2008.

(2)	Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant with the SEC on September 20, 2005.

(3)	Indicates a compensatory plan or contract.

(4)	Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003, as amended on December 1, 2004 and as amended on June 11, 2007.

(5)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on October 11, 2007.

(6)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on September 5, 2007.

(7)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on June 22, 2011.

(8)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant with the SEC on April 15, 2010.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Date: August 15, 2011	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Senior Vice President and Chief Financial Officer/Principal Financial Officer