Form 10-K
period 2011-12-31
T Bancshares, Inc.
filed 2012-03-30
CIK 1272754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10−K

☒  ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $5.2 million.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of common shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,021,932 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of March 30, 2012

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2012 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2011, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

As of December 31, 2011, the Bank had approximately $123 million in assets, $82 million in total loans and $111 million in deposits.

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

We follow a conservative lending policy, but one which we believe permits prudent risks to assist businesses and consumers in our lending market. Interest rates vary depending on our cost of funds, the loan maturity, the degree of risk and other loan terms. The Bank does not make any loans to any of its directors, executive officers or their affiliates.

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

Credit Risks

The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees. The well-established financial institutions in our primary service area currently make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank’s anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

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

Real Estate Loans

The Bank makes commercial real estate loans, construction and development loans, owner occupied commercial real estate loans to small businesses, and residential real estate loans. On some of these loans, the Bank takes a security interest in real estate as a prudent practice and measure and not as the principal collateral for the loan.

•	Commercial real estate. Commercial real estate loan terms generally are limited to ten years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for a period exceeding 60 months. The Bank generally charges an origination fee for its services. The Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. The Bank also makes commercial real estate loans to owner occupants of the real estate held as collateral. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis. In addition, at least two of our directors are experienced in the acquisition, development and management of commercial real estate and use their experience to assist in the evaluation of potential commercial real estate loans.

•	Construction and development loans. We make construction and development loans on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to 12 months and interest is paid monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards and applicable regulations. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include, without limitation, fluctuations in the value of real estate, the financial condition of the buyer on a presold basis and of the builder on a speculative basis, and new job creation trends.

•	Residential real estate. The Bank’s residential real estate loans consist of loans to acquire and renovate existing homes for subsequent re-sale, residential new construction loans and, on a very limited basis, second mortgage loans and traditional mortgage lending for one-to-four family residences. The Bank offers primarily adjustable rate mortgages. All loans are made in accordance with the Bank’s appraisal and loan policy with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 80%. We believe these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Consumer Installment Loans

The Bank makes loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. These loans are typically to the principals and employees of our business customers. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. The principal competitors for consumer loans are the established banks and finance companies in our market.

Portfolio Composition

The following table sets forth the composition of the Bank’s loan portfolio at December 31, 2011. Loan balances do not include undisbursed loan proceeds, unearned income, and allowance for loan losses.

Portfolio Percentage
at
December 31, 2011
Commercial and industrial	69%
Real Estate – mortgage	24%
Real Estate – construction	6%
Consumer installment	1%

100%

Investments

The Bank invests a portion of its assets in U.S. Treasuries, U.S. government agencies, mortgage-backed securities, direct obligations of quasi government agencies including Fannie Mae, Freddie Mac, and the Federal Home Loan Bank, and federal funds sold. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset deposit fluctuations. The Bank’s Asset-Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by the Board of Directors.

Deposit Services

Deposits are the major source of the Bank’s funds for lending and other investment activities. Additionally, we also generate funds from loan principal repayments and prepayments. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. The Bank considers the majority of its regular savings, demand, NOW, and money market deposit accounts to be core deposits. These accounts comprised approximately 68% of the Bank’s total deposits at December 31, 2011. The Bank’s remaining deposits were composed of time deposits less than $100,000, which comprised 6% of total deposits, and time deposits of  $100,000 and greater, which comprised approximately 26% of total deposits at December 31, 2011. The Bank believes it is very competitive in the types of accounts and interest rates we offer on deposit accounts, in particular money market accounts and time deposits. We actively solicit these deposits through personal solicitation by its officers and directors, advertisements published in the local media, and through our Internet banking strategy.

As a result of not being considered well capitalized (as discussed below), we cannot price our deposit products in excess of 0.75% over the national average of similar deposit types and terms as published weekly by the FDIC. Because of the 85% loan to deposit requirement, we intend to spread future asset growth across various asset categories in addition to loan assets. Other areas of asset growth are anticipated to be high quality, short term, investment grade securities. These asset classes currently provide a lower return to the Bank, commensurate with their lower risk, as compared to loan assets. We do not believe the restrictions on deposit pricing will factor into the Bank’s future growth because of the availability of the trust money market deposits. In addition, we have been able to replace maturing time deposits at managed volumes and rates that were well below the maximum rate allowable.

Trust Services

Since August 2006, the Bank has offered traditional fiduciary services, such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. The Bank’s trust department works with our customers and their financial advisors to define objectives, goals and strategies for their investment portfolios and tailor their investment portfolios accordingly. As of December 31, 2011, the Bank had approximately $872 million in trust assets under management.

Other Banking Services

Other banking services currently offered or anticipated include cashier’s checks, travelers’ checks, direct deposit of payroll and Social Security payments, bank-by-mail, remote check deposits, automated teller machine cards and debit cards. The Bank offers full service personal and business internet banking which includes remote deposit for both consumers and businesses, bill payment, electronic transfer of funds between financial institutions as well as traditional internet services such as balance inquiries and internal funds transfers. The Bank offers its customers free usage of any automated teller machine in the world through its debit card.

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

Source of Strength

Under the Federal Reserve Board’s “source of strength” doctrine, a bank holding company is required to act as a source of financial and managerial strength to any subsidiary bank. A bank holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company’s subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Act, but the Federal Reserve has not yet adopted regulations to implement this requirement.

The Federal Reserve also has the power to order a bank holding company to terminate any activity or investment, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or investment or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any subsidiary bank of the bank holding company.

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

The Dodd-Frank Act

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve, the Comptroller, and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that may have an effect on us.

•	The Dodd-Frank Act significantly reduces the ability of national banks to rely upon federal preemption of state consumer financial laws. Although the Comptroller, as the primary regulator of national banks, will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to us and certain of our lending activities, with potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

•	The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the FDIC Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by us.

•	The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•	The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a federal thrift’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•	The Dodd-Frank Act authorizes the establishment of the Consumer Financial Protection Bureau (“the CFPB”), which has the power to issue rules governing all financial institutions that offer financial services and products to consumers. The CFPB has the authority to monitor markets for consumer financial products to ensure that consumers are protected from abusive practices. Financial institutions will be subject to increased compliance and enforcement costs associated with regulations established by the CFPB.

•	The Dodd-Frank Act may create risks of “secondary actor liability” for lenders that provide financing to entities offering financial products to consumers. We may incur compliance and other costs in connection with administration of credit extended to entities engaged in activities covered by Dodd-Frank.

•	The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including ours. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials; (5) prohibits uninstructed broker votes on election of directors, executive compensation matters (including say on pay advisory votes), and other significant matters, and (6) requires disclosure on board leadership structure

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

Interstate Banking and Branching

Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the Federal Deposit Insurance Act (the “FDIA”) and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

However, under the Dodd-Frank Act, the national branching requirements have been relaxed and national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

Both the Comptroller and the Texas Banking Department accept applications for interstate merger and branching transactions, subject to certain limitations on ages of the banks to be acquired and the total amount of deposits within the state a bank or financial holding company may control. Since our primary service area is Texas, we do not expect that the ability to operate in other states will have any material impact on our growth strategy. We may, however, face increased competition from out-of-state banks that branch or make acquisitions in our primary markets in Texas.

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

The FDIC announced in 2009 the requirement of member banks to prepay on December 30, 2009, their estimated quarterly assessments for 2010, 2011 and 2012, including a three basis point increase in premium rates for 2011 and 2012. The Company’s prepayment amount totaled $921,000 in the aggregate and is being expensed over a three year period based on future quarterly assessment calculations. As of December 31, 2011, $544,000 in pre-paid deposit insurance assessments is included in other assets in the accompanying consolidated balance sheet.

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

As required by the Dodd-Frank Act, the FDIC also revised the deposit insurance assessment system, effective April 1, 2011, to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period. Previously, only deposits were included in determining the premium paid by an institution. This base assessment change necessitated that the FDIC adjust the assessment rates to ensure that the revenue collected under the new assessment system, will approximately equal that under the existing assessment system. Pursuant to this new rule, the assessment base will be larger than the current assessment base, but the new rates are lower than current rates, ranging from approximately 2.5 basis points to 45 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 basis points to 40 basis points. The Bank’s deposit insurance expense have decreased as a result of the changes to the Bank’s deposit insurance premium assessment base implemented by the FDIC pursuant to the Dodd-Frank Act.

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

Dividends

The Bank is required by federal law to obtain prior approval of the Comptroller for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding two years, less any required transfers to surplus. In addition, the Bank will be unable to pay dividends unless and until it has positive retained earnings. As of December 31, 2011, the Bank had an accumulated deficit of approximately $8.1 million. Accordingly, we will be unable to pay dividends until the accumulated deficit is eliminated.

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

Anti-terrorism legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 was enacted. Also known as the “Patriot Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.

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

Bank Secrecy Act

In 2007, the FDIC and the other federal financial regulatory agencies issued an interagency policy on the application of section 8(s) of the FDIA. This provision generally requires each federal banking agency to issue an order to cease and desist when a bank is in violation of the requirement to establish and maintain a Bank Secrecy Act/anti-money laundering (BSA/AML) compliance program, or, in the alternative, the bank fails to correct a deficiency that has been previously cited by the federal banking agency with respect to the bank's BSA/AML compliance program. The policy statement provides that, in addition to the circumstances where the agencies will issue a cease and desist order in compliance with section 8(s), they may take other actions as appropriate for other types of BSA/AML program concerns or for violations of other BSA requirements. The policy statement also does not address the independent authority of the U.S. Department of the Treasury's Financial Crimes Enforcement Network to take enforcement action for violations of the BSA.

Fair Lending Laws

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to a financial institution’s performance under the fair lending laws and regulations could adversely impact the financial institutions rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the financial institution’s reputation, business, financial condition and results of operations.

Concentrated Commercial Real Estate Lending Regulations

The Federal Reserve, the FDIC and the Comptroller promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the Bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements. As of December 31, 2011, we did not have a concentration in commercial real estate.

Regulation Z

On April 5, 2011, the Federal Reserve’s Final Rule on Loan Originator Compensation and Steering (Regulation Z) became final. Regulation Z is more commonly known as regulation that implements the Truth in Lending Act. Regulation Z address two components of mortgage lending, i.e., loans secured by a dwelling, and implements restrictions and guidelines for: (a) prohibited payments to loan originators and (b) prohibitions on steering. Under Regulation Z, a creditor is prohibited from paying, directly or indirectly, compensation to a mortgage broker or any other loan originator that is based on a mortgage transaction's terms or conditions, except the amount of credit extended, which is deemed not to be a transaction term or condition. In addition, Regulation Z prohibits a loan originator from “steering” a consumer to a lender or a loan that offers less favorable terms in order to increase the loan originator’s compensation, unless the loan is in the consumer's interest. Regulation Z also contains a record-retention provision requiring that, for each transaction subject to Regulation Z, the financial institution must maintain records of the compensation it provided to the loan originator for that transaction as well as the compensation agreement in effect on the date the interest rate was set for the transaction. These records must be maintained for two years.

UDAP and UDAAP

Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”), which has been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.

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

The Bank submitted the required capital, liquidity enhancement, and profit plans, as well as a written program to reduce criticized assets to the Comptroller in accordance with the requirements of the formal agreement. The Comptroller did not object to the plans and program as submitted.

The capital ratios required by the Agreement are 11.5% total capital to risk weighted assets and 9.00% tier 1 capital to average assets. As of December 31, 2011, the Bank’s total capital to risk weighted assets ratio was 13.23%. The Bank’s tier 1 capital to average assets ratio was 10.24%. Both ratios exceed the requirements set forth in the Agreement. There is no assurance the Bank will continue to meet the minimum capital requirements set forth in the Agreement. If the Bank fails to meet the minimum capital requirements set forth in the Agreement, the Comptroller may provide written notice that the Bank’s capital is materially deficient. Should that occur, the Bank would have 60 days to submit a capital contingency plan to the Comptroller for review.

If as a result of its review or examination of the Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, liquidity, earnings ability, or other aspects of its operations have worsened or that it or its management is violating or has violated the formal agreement, or failed to comply with any provision of the formal agreement, or any law or regulation, various additional remedies are available to the Comptroller. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which would result in the seizure of the Bank by its regulators. As of December 31, 2011, the Comptroller has made no such determination relating to any of the aforementioned aspects of the Bank’s operations.

The Agreement with the Comptroller prevents us from being well capitalized under the system of prompt corrective action established by the Federal Deposit Insurance Corporation Improvement Act of 1991 which may inhibit our ability to retain and attract deposits.

The Bank’s capital ratios as of December 31, 2011 were 10.24% tier 1 leverage ratio and 13.23% total risk based capital ratio. Although the Bank’s capital ratios met the definition of well capitalized under the system of prompt corrective action and exceed the requirements of the formal agreement, the formal agreement prevents us from being considered well capitalized regardless of our capital ratios. Because of FDIC restrictions which took effect on January 1, 2010 for all insured banks which are considered not well capitalized, the Bank is restricted from offering deposit rates in excess of 0.75% over the national average rate for various deposit terms as published weekly by the FDIC.  This may adversely and materially affect the Bank’s ability to attract and retain deposits which could have a negative impact on the Bank’s liquidity and impair its ability to comply with the formal agreement.

Since we commenced operations in 2004, we have had a short and intermittent history of experiencing profits.

Our profitability will depend on the Bank’s profitability and, while we were profitable in 2006 and 2007, we experienced significant and material losses for the years 2008 through 2011. We may incur continued difficulties or setbacks reaching profitability in the future. We have incurred substantial start-up expenses associated with our organization and our public offering and sustained losses or achieved minimal profitability during our initial years of operations. At December 31, 2011, we had an accumulated deficit account of approximately $8.1 million, principally resulting from the organizational and pre-opening expenses that we incurred in connection with the opening of the Bank, losses on loans, expenses in connection with the Agreement with the Comptroller, and expenses related to the correction of participant account balances as a result of revising unit values on certain collective investment funds sponsored by the Bank. Our success will depend, in large part, on our ability to attract and retain deposits and customers for our services. If we are ultimately unsuccessful, you may lose part or all of the value of your investment.

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

We are required by the Agreement with the Comptroller to achieve and maintain a Tier 1 leverage capital ratio of 9% and a total risk-based capital ratio of 11.5% by a date determined by the Agreement which is the earlier of 90 days after the Comptroller determines the restitution process has been completed or the Comptroller notifies us of such requirement.  As of December 31, 2011, we exceeded these requirements.

In connection with our Rights Offering and Limited Public Offering pursuant to the Registration Statement on Form S-1 (Registration Number 333-177766), which was declared effective by the Securities and Exchange Commission on January 13, 2012, we raised $4,161,254 in additional capital.

Our ability to raise capital in the future, if needed, will depend on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed, on favorable terms or at all. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These outcomes could negatively impact our ability to operate or further expand our operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations. In addition, in order to raise additional capital, we may need to issue shares of our common stock that would dilute the book value of our common stock and reduce our shareholders’ percentage ownership interest to the extent they do not participate in future offerings. Also, if we are unable to raise additional capital, we may be required to take alterative actions which may include the sale of income-producing assets to meet our capital requirements, which could have an adverse impact on our operations and ability to generate income.

The Company’s use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors, the value of collateral backing a loan may be less than supposed, and if a default occurs, we may not recover the outstanding balance of the loan.

The success of our trust services is dependent upon market fluctuations and a non-diversified source for its growth.

Since August 2006, we have offered traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. The Bank received regulatory approval from the Comptroller to establish trust powers in February 2006. As of December 31, 2011, the Bank had approximately $872 million in trust assets under management. To date, virtually all of the growth in our assets under management relates to a registered investment advisor who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. Furthermore, the level of assets under management is significantly impacted by the market value of the assets which has increased each year after the sharp decline during 2008. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

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

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. There were no losses in the dental portfolio from 2005 through 2008. In 2009 and 2010, losses represented 0.89% and 0.33% of year end dental portfolio assets, respectively. There were no losses during 2011. At December 31, 2011, our loan portfolio included $58.5 million of loans, approximately 69.9% of our total funded loans, to the dental industry, including practice acquisition loans, dental equipment loans, and dental facility loans. We believe that these loans are conservatively underwritten to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental industry in general, we may incur significant losses in our loan portfolio as a result of this concentration.

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

Our per customer lending limit at December 31, 2011 was approximately $1.7 million, subject to further reduction based on regulatory criteria. Accordingly, the size of loans which we can offer to potential customers is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

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

The new CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The potential reach of the CFPB’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown and may significantly raise our compliance costs.

The recent repeal of Federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. The Company does not yet know what interest rates other institutions may offer as market interest rates begin to increase. The Company’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is thinly traded and, therefore, you may have difficulty selling shares.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”); however, we have no ability to ensure that an active market will exist in the future or that shares can be liquidated without delay. The average daily trading volume in our stock during 2011 was 394 shares.

We do not anticipate paying dividends for the foreseeable future.

We do not anticipate dividends will be paid on our common stock for the foreseeable future. The Company is largely dependent upon dividends paid by the Bank to provide funds to pay cash dividends if and when the board of directors may declare such dividends. Our future earnings may not be sufficient to satisfy regulatory requirements and permit the legal payment of dividends to shareholders at any time in the future. Even if we could legally declare dividends, the amount and timing of such dividends would be at the discretion of our board of directors. The board may in its sole discretion decide not to declare dividends.

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

Our main office is located at 16000 Dallas Parkway, Dallas, Texas 75248. We occupy 4,357 square feet of the main lobby-accessed ground floor of a multi-story office building at that address. The lease for our main office began on January 1, 2004 and is for a term of 125 months.  We subsequently leased an additional 3,493 square feet on the second floor of the same building to house our trust and operations areas. The lease began on June 1, 2006, and was for a term of 64 months. The lease was amended effectively as of February 1, 2011, and is for a term of 40 months. The leases also call for the Bank to pay for a pro rata share of operating, tax and electric costs above a certain base amount. We also operate a branch office located at 8100 North Dallas Parkway, Plano, Texas, which is approximately 10 miles north of the main office. The branch office occupies 1,750 square feet in a two story, commercial building in a developed commercial center. The lease for our branch office began on December 1, 2003 and is for a term of 120 months. The lease rate increased on month 60. The lease also calls for the Bank to pay for a pro rata share of operating and tax costs above a certain base amount. We also operate a loan production office located at 850 E Highway 114, Southlake, Texas, which is approximately 15 miles northwest of the main office. The loan production office occupies 2,245 square feet on the second floor of a two story, commercial building in a developed commercial center. The lease for our office began on February 1, 2007 and is for a term of 120 months. The lease rate is scheduled to increase on February 1, 2012. The lease also calls for the Bank to pay for a pro rata share of operating and tax costs above a certain base amount. Management believes that the principal terms of the leases are consistent with prevailing market terms and conditions and that these facilities are in good condition and adequate to meet our current needs.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
2011
Fourth Quarter	$4.30	$1.50
Third Quarter	$2.00	$1.82
Second Quarter	$4.75	$1.75
First Quarter	$3.00	$1.45

2010
Fourth Quarter	$2.50	$1.60
Third Quarter	$3.50	$1.50
Second Quarter	$3.75	$0.75
First Quarter	$5.76	$3.00

On March 15, 2012 we had 373 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))

Equity compensation plans approved by security holders	210,000	$9.12	39,000

Item 6.	Selected Financial Data.

Because the registrant is a smaller reporting company, disclosure under this item is not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Business Strategy

We believe we can effectively compete as a community bank in our market area and the niche markets we serve. We offer a broad range of commercial and consumer banking services primarily to small to medium-sized businesses and independent single-family residential and commercial contractors. We believe that meeting the needs of our customers and making their banking experience more efficient leads to increased customer loyalty. In addition to our traditional community banking services, we offer trust services to individuals and benefit plans. We also have a nationwide niche practice in servicing the banking needs of dental professionals.

We are able to utilize relatively low cost deposits provided by our trust activities to fund additional loan growth. The amount of deposits available to us while maintaining full FDIC insurance protection for our trust customers has consistently exceeded $30 million for the last three years. With the maturity of significant volumes of five-year CDs, which were above current market rates and funded the Bank’s growth in 2006, lower cost funds along with the low cost trust deposits have contributed to a significant improvement in the Bank’s net interest margin. We anticipate the trust custodial deposits to be relatively low cost and comparable to the rate we pay non-trust customers on money market account balances.

The Bank’s goals are as follows:

•	achieve and sustain profitability;
•	maintain controlled growth by focusing on increasing our loan and deposit market share by providing personalized customer service;
•	closely manage yields on earning assets and rates on interest-bearing liabilities;
•	continue focusing on noninterest income opportunities including our trust business;
•	control noninterest expenses; and,
•	maintain strong asset quality.

2011 Executive Overview

Financial Highlights

The following were significant factors related to 2011 results as compared to 2010.

Total assets at December 31, 2011 increased by $8.2 million to $123.3 million, compared to $115.1 million at December 31, 2010. This increase was due to an increase in interest-bearing deposits by $24.2 million, primarily from trust custodial deposits, offset by a decline in net loans by $11.9 million.

Net interest income decreased $337,000 for the year ending 2011 to $4.8 million compared to $5.2 million for the year ending 2010, even though the net interest margin increased from 4.3% for 2010 to 4.7% for 2011. The decrease primarily resulted from the reduction in the amount of earning assets.

Trust management fees were up $859,000 and were partially offset by an increase in trust investment management expenses, resulting in a net increase of $282,000 in net trust fees for 2011 compared to 2010. This increase is primarily due to the financial equities markets averaging higher in 2011 compared to the prior year, and both trust income and expenses correlate closely to the market value of assets in custody which are largely invested in the markets. The Company recorded $2.4 million in non-recurring expenses related to the correction of participant account balances as a result of revised unit values on certain collective investment funds sponsored by the Bank.

The Company recorded a provision for loan losses of approximately $213,000 for the year ended December 31, 2011, after recording a provision of $851,000 in 2010. The provision for loan losses was a result of the decrease in loan volume, reductions in classified and non-performing assets, overall improvement of economic conditions from the prior year and a significant decrease in net charge-offs. Net charge-offs were $189,000 for the year ended December 31, 2011, compared to net charge-offs of $810,000 for the year ended December 31, 2010.

Nonperforming assets decreased 56%, from $4.1 million as of December 31, 2010 to $1.8 million as of December 31, 2011. Ratios of nonperforming assets as a percentage of total assets also decreased from 3.58% at December 31, 2010 to 1.47% at December 31, 2011.

Net loss for 2011 was $651,000, compared to net loss of $470,000 in 2010. The net loss in 2011 was a result of the $2.4 million in expenses related to the correction of participant account balances as a result of revised unit values on certain collective investment funds sponsored by the Bank, which was offset by $1.7 million in operating income for the year.

Recent Developments

The Company completed a Rights Offering and Limited Public Offering pursuant to the Registration Statement on Form S-1 (Registration Number 333-177766), which was declared effective by the Securities and Exchange Commission on January 13, 2012. As result of the rights offering, the Company issued 1,331,027 shares of common stock at a price of $2.00 per share, resulting in total proceeds to the company of approximately $2.7 million. The Company raised an additional $1.5 million through the issuance of 749,600 shares of common stock pursuant to a limited public offering completed on March 9, 2012. On March 29, 2012, the Company contributed $3.0 million to the Bank as additional paid in capital. A portion of the remaining proceeds are available to be contributed to the Bank as additional capital in the future to support the Bank’s growth.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the collectability of loans based on historical experience and the borrower’s ability to repay, the nature and volume of the portfolio, information about specific borrower situations and the estimated value of any underlying collateral, economic conditions and other factors. The allowance consists of general and specific reserves. The specific component relates to loans that are individually evaluated and determined to be impaired. This evaluation is often based on significant estimates and assumptions due to the level of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to change. The general component relates to the entire group of loans that are evaluated in the aggregate based primarily on industry historical loss experience adjusted for current economic factors. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate. As of December 31, 2011, the allowance for loan loss was $1.4 million which represented approximately 1.61% of total loans.

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

The initial indication of other than temporary impairment (“OTTI”) for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, our intent to sell the investment, and if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. For marketable equity securities, we also consider the issuer's financial condition, capital strength, and near−term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of OTTI analysis, we also consider the cause of the price decline (general level of interest rates and industry− and issuer−specific factors), the issuer's financial condition, near−term prospects and current ability to make future payments in a timely manner, the issuer's ability to service debt, and any change in agencies' ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the security is segmented into credit− and noncredit−related components. Any impairment adjustment due to identified credit−related components is recorded as an adjustment to current period earnings, while noncredit−related fair value adjustments are recorded through other comprehensive income. In situations where we intend to sell or it is more likely than not that we will be required to sell the security, the entire OTTI loss must be recognized in earnings.

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

Periodically and in the ordinary course of business, we are involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions we take in our tax returns. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Management believes it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. Still, the final outcome of these matters may be different than what is reflected in the current and historical financial statements.

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

Stock Based Compensation

We adopted FASB ASC Topic 718 using the modified-prospective-transition method. Accordingly, no compensation expense was recognized in our financial statements for years ended prior to January 1, 2006. For the years ended December 31, 2011 and 2010, we recorded expense of $36,000 and $43,000, respectively, for option grants.

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

Financial Condition

Investment Securities

Securities held to maturity represent those securities which the Bank has the positive intent and ability to hold to maturity. The primary purpose of the Bank’s investment portfolio is to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against borrowings, and to control interest rate risk. In managing the portfolio, the Bank seeks to attain the objectives of safety of principal, liquidity, diversification, and maximized return on investment.

At December 31, 2011, securities available for sale consisted of U.S. government agencies and mortgage-backed securities guaranteed by U.S. government agencies. The Company has no securities held to maturity. Restricted securities consisted of Federal Reserve Bank of Dallas stock, having an amortized cost and fair value of $420,000, Federal Home Loan Bank of Dallas stock, having an amortized cost and fair value of $590,900. The weighted average yield for the securities was 2.85% at December 31, 2011.

At December 31, 2010, securities available for sale consisted of mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consisted of a GNMA mortgage backed security having an amortized cost of $641,000 and a fair value of $682,000. Restricted securities consisted of Federal Reserve Bank of Dallas stock, having an amortized cost and fair value of $420,000, Federal Home Loan Bank of Dallas stock, having an amortized cost and fair value of $760,600. The weighted average yield for the securities was 2.73% at December 31, 2010.

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2011 and 2010:

	As of December 31,
	2011		2010
(000's)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$3,580	$3,639	$-	$-
Mortgage-backed securities	2,796	2,855	4,077	4,067
Securities held to maturity:
Mortgage-backed securities	-	-	641	682
Securities, restricted:
Other	1,011	1,011	1,181	1,181
Total	$7,387	$7,505	$5,899	$5,930

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities held to maturity and securities available for sale as of December 31, 2011. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas, which have no maturity date. These securities have been included in the total column only.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(000's), except percentages	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$-	-%	$2,000	3.00%	$1,580	2.96%	$3,580	2.98%
Mortgage-backed securities			301	2.21	2,495	2.56			2,796	2.52
Securities held to maturity:
Mortgage-backed securities	-	-	-	-	-	-	-	-	-	-
Securities, restricted:
Other	-	-	-	-	-	-	-	-	1,011	-
Total	$-	-%	$301	2.21%	$4,495	2.75%	$1,580	2.96%	$7,387	2.78%

Loan Portfolio Composition

Commercial and industrial loans comprise the largest group of loans in our portfolio amounting to $57.8 million, or 69.1% of the total loan portfolio, at December 31, 2011, which is down from $64.4 million, or 67.0% of the total loan portfolio, at December 31, 2010. Commercial real estate loans comprise the second largest group of loans in the portfolio.  At December 31, 2011, commercial real estate loans totaled $25.6 million, or 30.6% of the total loan portfolio, compared to $30.7 million, or 32.0%, at year end in prior year. The following table sets forth the composition of our loan portfolio:

	As of December 31,
(000's)	2011		2010
Commercial and industrial	$57,813	69.1%	$64,381	67.0%
Consumer installment	221	0.3%	1,002	1.0%
Real estate — mortgage	20,148	24.1%	22,377	23.3%
Real estate — construction and land	5,495	6.5%	8,309	8.7%
Other	35	0.0%	6	0.0%
	$83,712	100.0%	$96,075	100.0%

Less allowance for loan losses	1,352		1,754
Less deferred loan fees	82		136

	$82,278		$94,185

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2011, our loan portfolio included $58.5 million of loans, approximately 69.9% of our total funded loans, to the dental industry, as compared to $66.4 million, or 69.1% of total funded loans, at December 31, 2010. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated to replace loans which have paid off or reduced balances as a result of payments, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

As of December 31, 2011, 22.0% of the loan portfolio consisting of commercial, consumer and real estate loans, or $18.4 million, matures or re-prices within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding at December 31, 2011 and 2010, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2011
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$7,907	$10,095	$25,631	$13,703	$477	$57,813
Consumer installment	110	111	-	-	-	221
Real estate — mortgage	4,963	8,092	3,759	553	2,781	20,148
Real estate — construction and land	5,422	73	-	-	-	5,495
Other	35	-	-	-	-	35

Total	$18,437	$18,371	$29,390	$14,256	$3,258	$83,712

	As of December 31, 2010
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$6,708	$6,558	$28,038	$22,422	$655	$64,381
Consumer installment	567	435	-	-	-	1,002
Real estate — mortgage	6,998	6,292	3,977	1,889	3,221	22,377
Real estate — construction and land	5,604	2,060	-	-	645	8,309
Other	6	-	-	-	-	6

Total	$19,883	$15,345	$32,015	$24,311	$4,521	$96,075

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

Non-performing assets include non-accrual loans and other repossessed assets. Non-performing assets decreased $2.3 million to $1.8 million at December 31, 2011, as compared to $4.1 million at December 31, 2010. Nonperforming loans decreased $1.7 million to $79,000 at December 31, 2011, as compared to $1.8 million at December 31, 2010. The decrease was primarily due to one loan changing from nonaccrual status as of December 31, 2010 to accrual status at December 31, 2011. Other real estate owned at December 31, 2011, decreased $562,000 to $1.7 million, as compared to $2.3 million at December 31, 2010. The decrease was the result of sales of properties with carrying balance of $225,000, and write-down of properties of $337,000.

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

The following table sets forth certain information regarding nonaccrual loans by type, including ratio of such loans to total assets as of the dates indicated:

	As of December 31,
(000's)	2011		2010
Allocated:	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets

Commercial and industrial	$79	0.06%	$367	0.32%
Real estate — mortgage	-	-	1,462	1.27
Real estate — construction	-	-	-	-
Consumer and other	-	-	-	-
Total nonaccrual loans	79	0.06	1,829	1.59
Other real estate owned	1,729	1.40	2,291	1.99%
Total non-performing assets	$1,808	1.47%	$4,120	3.58%
Restructured loans	$1,759	1.43%	$2,395	2.08%
Loans past due 90 days and accruing	$-	-%	$-	-%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $150,000 and $215,000 during the years ended December 31, 2011 and 2010, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2011 and 2010, income would have increased by approximately $23,000 and $81,000, respectively.

Restructured loans are considered “trouble debt restructuring” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a trouble debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2011, we have $1.8 million in loans considered as trouble debt restructuring that are not already on nonaccrual. Of the nonaccrual loans at December 31, 2011, none met the criteria for trouble debt restructuring. A loan continues to qualify as trouble debt restructuring until a consistent payment history has been evidenced, generally no less than twelve months.

We had no loans past due 90 days and still accruing interest at December 31, 2011 and 2010.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2011, we had $24,000 in loans of this type, which were not included in non-accrual or restructured loans.

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

The allowance for loan losses amounted to $1.4 million at December 31, 2011 and $1.8 million at December 31, 2010. During the year ended December 31, 2011, the Bank had charge-offs of $262,000 compared to $1.4 million for the year ended December 31, 2010. The total reserve percentage decreased to 1.61% at year-end 2011 from 1.83% of loans at December 31, 2010 as a result of the improving economic conditions of borrowers and values of assets pledged as collateral. Based on an analysis performed by management at December 31, 2011, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses may be required.

The table below presents a summary of our loan loss experience for the past five years:

(000's), except percentages	2011	2010	2009	2008	2007
Balance at January 1,	$1,754	$1,713	$1,638	$1,600	$1,000

Charge-offs:
Commercial and industrial	262	1,224	933	451	-
Consumer installment	-	4	88	-	-
Real estate – construction and land	-	129	282	-	-
Total charge-offs	262	1,357	1,303	451	-

Recoveries:
Commercial and industrial	13	547	9	72	-
Consumer installment	3	-	-	-	-
Real estate – construction and land	57	-	-	-	-
Total recoveries	73	547	9	72	-

Net charge-offs	189	810	1,294	379	-

Provision for loan losses	(213)	851	1,369	417	600
Balance at December 31,	$1,352	$1,754	$1,713	$1,638	$1,600

Loans at year-end	$83,712	$96,075	$123,283	$125,177	$121,726
Average loans	89,725	111,556	122,814	132,524	104,943

Net charge-offs/average loans	0.21%	0.73%	1.05%	0.29%	-%
Allowance for loan losses/year-end loans	1.61	1.83	1.39	1.31	1.31
Total provision for loan losses/average loans	-0.24%	0.76%	1.11%	0.31%	0.06%

The following table sets forth the specific allocation of the allowance for years ended December 31, 2011 and 2010 and the percentage of allocated possible loan losses in each category to total gross loans:

	As of December 31,
(000's), except percentages	2010		2010
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans

Commercial and industrial	$1,175	67.0%	$1,175	67.0%
Consumer installment	18	1.0	18	1.0
Real estate — mortgage	409	23.3	409	23.3
Real estate — construction and land	152	8.6	152	8.6
Total allowance for loan losses	$1,754	100.0%	$1,754	100.0%

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

The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits:

	As of December 31,
(000's), except percentages	2011			2010
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$12,890	14.3%	0.00%	$10,499	10.0%	0.00%
NOW accounts	2,818	3.1	0.53	1,983	1.9	0.68
Money market accounts	24,594	27.3	0.76	35,869	34.2	0.88
Savings accounts	294	0.3	0.60	183	0.2	0.89
Certificates of deposit less than $100,000	10,138	11.2	3.30	13,794	13.1	3.75
Certificates of deposit $100,000 or more	39,564	43.8	3.51	42,642	40.6	4.05

Total average deposits	$90,298	100.0%	2.49%	$104,970	100.0%	2.72%

The following table presents maturity of our domestic certificates of deposits and other time deposits of $100,000 or more at December 31, 2011 and 2010:

	As of December 31,
(000's)	2011	2010

Three months or less	$4,458	$1,467
Over three months through six months	11,295	9,184
Over six months through twelve months	8,155	18,420
Over twelve months	5,272	13,368

Total	$29,180	$42,439

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

The Bank had cash and cash equivalents of $29.5 million, or 23.9% of total assets, at December 31, 2011. In addition to the on balance sheet liquidity available, the Bank has lines of credit with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Dallas (“FRB”), which provides the Bank with a source of off-balance sheet liquidity. As of December 31, 2011, the Bank’s established credit line with the FHLB was $16.5 million, or 13.3% of assets, of which none was utilized or outstanding. The established credit line with the FRB was $17.3 million, or 14.0% of assets, of which none was utilized or outstanding at December 31, 2011. The Bank’s trust operations serve in a fiduciary capacity for approximately $872 million in total market value of assets as of December 31, 2011. Some of these custody assets are invested in cash. This cash is maintained either in a third party money market mutual fund (invested predominately in U.S. Treasury securities and other high grade investments) or in a Bank money market account. Only cash which is fully insured by the FDIC is maintained at the Bank. This cash can be moved readily between the Bank and the third party money market mutual fund.  As of December 31, 2011, there was $35.8 million of cash at the third party money market mutual fund available to transfer to the Bank which would be fully FDIC insured for the trust customers of the Bank.

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

	2011 vs 2010			2010 vs 2009
(000's)	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Rate	Volume	Total	Rate	Volume	Total

Federal funds sold	$-	$-	$-	$(79)	$(33)	$(112)
Securities and interest bearing deposits	9	39	48	(11)	19	8
Loans, net of reserve	397	(1,449)	(1,052)	149	(790)	(641)
Total earning assets	406	(1,410)	(1,004)	59	(804)	(745)

NOW	(3)	4	1	(1)	1	-
Money market	(40)	(86)	(126)	(251)	(108)	(359)
Savings	(1)	1	-	(1)	-	(1)
Certificates of deposit $100,000 or less	(63)	(120)	(183)	(109)	(181)	(290)
Certificates of deposit $100,000 or more	(231)	(108)	(339)	(203)	135	(68)
Other borrowings	(15)	(5)	(20)	22	(44)	(22)
Total Interest-bearing liabilities	(353)	(314)	(667)	(543)	(197)	(740)

Changes in net interest income	$759	$(1,096)	$(337)	$602	$(607)	$(5)

Net interest income for 2011 decreased $337,000, or 6.5%, compared to 2010.  The decrease was the result of a decrease in the average volume of loans, offset by a decrease in the average interest yield and volume for interest-bearing liabilities, along with an increase in the average yield for loans. The average volume in earning assets decreased $17.6 million to $102.4 million for 2011, compared to $119.9 million for 2010. The average yield on interest-bearing assets increased to 6.59% for 2011, compared to 6.46% for 2010. The average yield on interest-bearing liabilities decreased to 2.37% for 2011, compared to 2.56% for 2010.

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

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity decreased $487,000 during 2011 to $10.6 million at December 31, 2011 from $11.1 million at December 31, 2010. The decrease was primarily due to a net loss for 2011 of $651,000. The net loss for 2011 was primarily the result $2.4 million in expenses related to the correction of participant account balances as a result of revised unit values on certain collective investment funds sponsored by the Bank which was offset by operating income of $1.7 million.

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

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$11,480	13.23%	$6,941	>	8.00%	$8,677	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,391	11.98%	3,471	>	4.00%	5,206	>	6.00%

Tier 1 Capital (to Average Assets)	10,391	10.24%	4,058	>	4.00%	5,073	>	5.00%

As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$12,156	12.20%	$7,973	>	8.00%	$9,966	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,904	10.94%	3,986	>	4.00%	5,979	>	6.00%

Tier 1 Capital (to Average Assets)	10,904	9.41%	4,635	>	4.00%	5,793	>	5.00%

On April 15, 2010 the Bank entered into a formal agreement with the Comptroller in which the Bank has agreed to maintain specific capital ratios, among other provisions. (See “Item 1A Risk Factors”). Regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements, irrespective of the Bank’s actual capital ratios. The capital ratios required by the Order are 11.5% total capital to risk weighted assets and 9.00% tier 1 capital to average assets. As of December 31, 2011, the Company’s capital ratios exceeded these requirements.

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

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 2011, we had commitments to extend credit and standby letters of credit of approximately $3.2 million and $10,000, respectively.

The following is a summary of our contractual obligations, including certain on-balance-sheet obligations, at December 31, 2011:

	As of December 31, 2011
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Unused lines of credit	$2,681	$8	$9	$552
Standby letters of credit	10	-	-	-
Operating Leases	279	423	139	6
Certificates of Deposit	29,071	5,916	974	-
Total	$32,041	$6,347	$1,122	$558

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

Net interest income was $4.8 million and $5.2 million for the years ended December 31, 2011 and 2010, respectively. Net interest margin was 4.7% and 4.3% for the years ended December 31, 2011 and 2010, respectively. The increase in net interest margin was offset by reduction of average earning assets to $102.4 million in 2011, compared to $119.9 million in 2010, resulting in a decrease of $337,000, or 6.5% in the net interest income.

Total interest income was $6.7 million and $7.8 million for the years ended December 31, 2011 and 2010, respectively. The decrease in interest income was primarily a result of lower average loan balances of $19.9 million, offset by increase of loan average yield. Total average loans and average yield for the year ended December 31, 2011 was $89.7 million and 7.3%, respectively, compared with $109.6 million and 6.9% for the year ended December 31, 2010.

Total interest expense was $1.9 million and $2.6 million for the years ended December 31, 2011 and 2010, respectively. The decrease in interest expense was a result of lower average deposit balances and lower interest rates on interest bearing deposits. Total average interest-bearing liabilities and average interest rate for interest-bearing liabilities for the year ended December 31, 2011 was $81.4 million and 2.4%, respectively, compared with $101.4 million and 2.6% for the year ended December 31, 2010.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the years ended December 31, 2011 and 2010.

	Twelve Months Ended December 31,
(000'S)	2011			2010
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve(1)	$89,725	$6,546	7.30%	$109,588	$7,598	6.93%
Federal funds sold	807	2	0.23	799	2	0.19
Securities and other	11,832	201	1.69	9,532	153	1.60
Total earning assets	102,364	6,749	6.59	119,919	7,753	6.46
Cash and other assets	3,763			6,509
Total assets	$106,127			$126,428

Interest-bearing liabilities
NOW accounts	$2,818	15	0.53	$1,983	13	0.68
Money market accounts	24,594	188	0.76	35,869	314	0.88
Savings accounts	293	2	0.60	183	2	0.89
Certificates of deposit less than $100,000	10,138	334	3.30	13,794	517	3.75
Certificates of deposit $100,000 or greater	39,564	1,387	3.51	42,642	1,727	4.05
Total interest bearing deposits	77,407	1,926	2.49	94,471	2,573	2.72
Borrowed funds	3,990	7	0.17	6,933	27	0.39
Total interest bearing liabilities	81,397	1,933	2.37	101,404	2,600	2.56
Noninterest bearing deposits	12,890			10,499
Other liabilities	1,565			3,965
Stockholders’ equity	10,275			10,560
Total liabilities and stockholders' equity	$106,127			$126,428

Net interest income		$4,816			$5,153
Net interest spread			4.22%			3.90%
Net interest margin			4.70%			4.30%

(1) Includes nonaccrual loans

Provision for Loan Losses

We established a provision for loan losses, which are charged to operations, at a level we believe to be appropriate to absorb probable es in the loan portfolio. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The provision for loan losses for the years ended December 31, 2011 and 2010 were $(213,000) and $851,000 respectively. The negative provision in the current period was due to the decrease in average loans to $89.7 million in 2011from $109.6 million in 2010, and also to the reduction of past due loans and nonaccrual loans in 2011.

Noninterest Income

The components of non-interest income for the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,
	2011	2010
Service charges and fees	$242	$159
Trust services	8,594	7,735

	$8,836	$7,894

Non-interest income for the year-ended December 31, 2011 increased $942,000 or 11.9%, as compared to 2010. The increase is due primarily to trust income attributable to the general improvement in the market values of assets in trust accounts on which the fees are based.

Noninterest Expenses

For the year ended December 31, 2011, our noninterest expenses increased $1.8 million to $14.5 million, compared to $12.7 million for the year ended December 31, 2010. The increase was primarily due to the increase in other expenses explained below.

Salaries and employee benefits decreased $316,000 to $2.4 million for the year ended December 31, 2011, as compared to $2.7 million for 2010.  The decrease was primarily due to the reduction of middle and upper level management at midyear of 2010. We had 24 full-time equivalent employees as of December 31, 2011, and 25 full-time employees as of December 31, 2010.

Occupancy and equipment expenses totaled $926,000 for the year ended December 31, 2011, as compared to $1.0 million for 2010. Expense in both periods is attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Expenses related to trust consulting services were $7.2 million for the year ended December 31, 2011, compared to $6.6 million for 2010. Advisory fees are based on total assets held in custody and are paid to a fund advisor to manage the assets in the trust. Similar to trust income, the increase in trust expense is directly attributable to the general improvement in the market values in trust accounts.

Professional fees were $716,000 for the year ended December 31, 2011, compared to $694,000 for 2010.

Data processing fees were $260,000 for the year ended December 31, 2011, compared to $256,000 for 2010.

Other expenses increased $1.6 million to $3.0 million for the year ended December 31, 2011, as compared to $1.4 million for the year ended December 31, 2010.  In 2011, the Company recorded $2.4 million in non-recurring expenses related to the correction of participant account balances as a result of revised unit values on certain collective investment funds sponsored by the Bank. In 2010 the Company recorded $560,000 in non-recurring losses related to the consumer restitution in connection with the Agreement with the Comptroller.

Income Taxes

No federal tax expense has been recorded for the years ended December 31, 2011 and 2010 based upon prior net operating losses and the Company’s carry-forward of those losses. The Company has fully reserved the federal tax benefit of these losses. Cumulative net operating loss available to carry forward for tax purposes amounted to approximately $5.6 million as of December 31, 2011. This is lower than the losses per the financial statements as all organizational costs are capitalized for income tax purposes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Because the registrant is a smaller reporting company, disclosure under this item is not required.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders

We have audited the accompanying consolidated balance sheets of T Bancshares, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T Bancshares, Inc. as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

March 30, 2012

T BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 and 2010

(000's), except share amounts	2011	2010

ASSETS

Cash and due from banks	$1,422	$2,142
Interest-bearing deposits	27,878	4,695
Federal funds sold	183	3,352
Total cash and cash equivalents	29,483	10,189

Securities available for sale at estimated fair value	6,494	4,067
Securities held to maturity at amortized cost	-	641
Securities, restricted at cost	1,011	1,181
Loans, net of allowance for loan losses of $1,352 and $1,754, respectively	82,278	94,185
Bank premises and equipment, net	317	539
Other real estate owned	1,729	2,291
Other assets	2,004	2,055
Total assets	$123,316	$115,148

LIABILITIES

Demand deposits:
Noninterest-bearing	$13,980	$11,919
Interest-bearing	61,284	28,975
Time deposits $100,000 and over	29,180	42,439
Other time deposits	6,781	12,437
Total deposits	111,225	95,770

Borrowed funds	-	6,000
Other liabilities	1,441	2,241
Total liabilities	112,666	104,011

SHAREHOLDERS’ EQUITY

Common Stock, $ .01 par value; 10,000,000 shares authorized; 1,941,305 shares issued and outstanding	19	19
Additional paid-in capital	18,616	18,580
Retained deficit	(8,103)	(7,452)
Accumulated other comprehensive income	118	(10)
Total shareholders' equity	10,650	11,137
Total liabilities and shareholders' equity	$123,316	$115,148

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011 and 2010

(000's), except per share amounts	2011	2010

Interest Income

Loan, including fees	$6,546	$7,598
Securities	188	138
Federal funds sold	2	2
Interest-bearing deposits	13	15
Total interest income	6,749	7,753

Interest Expense

Deposits	1,926	2,573
Borrowed funds	7	27
Total interest expense	1,933	2,600

Net interest income	4,816	5,153
Provision for loan losses	(213)	851
Net interest income after provision for loan losses	5,029	4,302

Noninterest Income

Trust income	8,594	7,735
Service fees	242	159
Total noninterest income	8,836	7,894

Noninterest Expense

Salaries and employee benefits	2,411	2,727
Occupancy and equipment	926	1,016
Trust expenses	7,174	6,597
Professional fees	716	694
Data processing	260	256
Fiduciary expense	1,978	-
Other	1,051	1,376
Total noninterest expense	14,516	12,666

Net Loss	$(651)	$(470)

Loss per common share:

Basic	(0.34)	(0.24)
Diluted	(0.34)	(0.24)

Weighted average common shares outstanding	1,941,305	1,941,305
Weighted average diluted shares outstanding	1,941,305	1,941,305

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2011 and 2010

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total

BALANCE, December 31, 2009	$19	$18,537	$(6,982)	$17	$11,591

Comprehensive loss:
Net loss			(470)		(470)
Change in accumulated gain on securities available for sale				(27)	(27)
Total comprehensive loss					(497)
Stock based compensation		43			43
BALANCE, December 31, 2010	$19	$18,580	$(7,452)	$(10)	$11,137

Comprehensive loss:
Net loss			(651)		(651)
Change in accumulated gain on securities available for sale				128	128
Total comprehensive loss					(523)
Stock based compensation		36			36
BALANCE, December 31, 2011	$19	$18,616	$(8,103)	$118	$10,650

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 and 2010

(000's)	2011	2010

Cash Flows from Operating Activities
Net loss	$(651)	$(470)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Provision for loan losses	(213)	851
Depreciation and amortization	240	285
Securities premium amortization (discount accretion), net	51	53
Impairment of other real estate owned	337	-
(Gain)Loss on sale of securities	(70)	1
(Gain)loss on sale of real estate	-	12
Stock based compensation	36	43
Change in operating assets and liabilities:
Other assets	96	149
Other liabilities	(800)	(1,454)
Net cash used in operating activities	(974)	(530)

Cash Flows from Investing Activities
Principal payments and maturities of securities held to maturity	65	161
Proceeds from sale of securities held to maturity	628	-
Purchase of securities available for sale	(55,603)	(54,056)
Principal payments, calls and maturities of securities available for sale	2,870	3,913
Proceeds from sale of securities available for sale	50,401	49,999
Purchase of securities, restricted	(859)	(629)
Proceeds from sale of securities, restricted	1,029	729
Net change in loans	12,120	24,988
Proceeds from sale of other real estate	225	708
Purchases of premises and equipment	(18)	(31)
Net cash provided by investing activities	10,858	25,782

Cash Flows from Financing Activities
Net change in demand deposits	34,370	(4,691)
Net change in time deposits	(18,915)	(7,664)
Proceeds from borrowed funds	188,600	83,400
Repayment of borrowed funds	(194,600)	(93,400)
Net proceeds from rights offering	(45)	-
Net cash provided by (used in) financing activities	9,410	(22,355)

Net change in cash and cash equivalents	19,294	2,897
Cash and cash equivalents at beginning of period	10,189	7,292

Cash and cash equivalents at end of period	$29,483	$10,189

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,966	$2,624
Income taxes	$-	$-
Non-cash transactions:
Transfers from loans to other real estate owned	$-	$1,395

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

The Bank provides a full range of banking services to individuals and corporate customers with two banking facilities serving North Dallas, Addison, Plano, Frisco and surrounding area communities. Additionally, the Bank maintains a loan production office in Southlake. The Bank’s primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, and a variety of consumer loans. At December 31, 2011, the Bank’s loan portfolio consisted of approximately $58.5 million, or 69.9% of the loan portfolio, in loans to dentists and dental practices. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

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

Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas, are carried at cost. The Company has investments in stock of the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas as is required for participation in the services offered. These investments are classified as restricted and are recorded at cost.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in the accompanying balance sheets and totaled $1.7 million and $2.3 million at December 31, 2011 and 2010.

Stock Based Compensation

The Company adopted Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 718 using the modified-prospective-transition method. Under this method, prior periods are not restated. Also, under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date estimated fair value, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

Fiduciary Expense

In 2011, the Company recorded $2.0 million in non-recurring expense related to the correction of participant account balances as a result of revised unit values on certain collective investment funds sponsored by the Bank. Additional non-recurring professional fees of $400,000 were recorded related to revising the unit values and quantifying the participant account balance corrections.

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

The Company has provided a 100% valuation allowance for its net deferred tax asset due to the Company’s net operating loss carry-forward of approximately $5.6 million as of December 31, 2011.

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

The Company files income tax returns in the U.S. federal jurisdiction and the Texas state jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008.

Loss Per Share

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net loss by the weighted average number of common shares and common share equivalents. Common stock equivalents consist of stock options and warrants and are computed using the treasury stock method.

The Company reported a net loss for the year ended December 31, 2011. The effect of 210,000 outstanding options and 96,750 outstanding warrants for the year ended December 31, 2011, is not considered in the per share calculations for these periods as the impact would have been anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity.  Accumulated comprehensive income (loss), net for the year ended December 31, 2011 and 2010 is reported in the accompanying consolidated statements of changes in stockholders’ equity.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.”  In 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized, and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy became effective for the Company on January 1, 2011. The remaining disclosure requirements and clarifications made by the new guidance became effective on January 1, 2010.

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

Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. ASU 2011-05 is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No.2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.”ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No.2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 2. SECURITIES

Year-end securities consisted of the following:

	December 31, 2011
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$3,580	$66	$7	$3,639
Mortgage-backed securities	2,796	59	-	2,855
Total securities available for sale	$6,376	$125	$7	$6,494

Securities, restricted:
Other	$1,011	$-	$-	$1,011

	December 31, 2010
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Mortgage-backed securities	$4,077	$40	$50	$4,067

Securities Held to Maturity:
Mortgage-backed securities	$641	$41	$-	$682

Securities, restricted:
Other	$1,181	$-	$-	$1,181

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or by U.S. government-sponsored agencies. Securities, restricted consists of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock which are carried at cost.

At December 31, 2011, there were no securities classified as held to maturity. During 2011, the Company sold the only held-to-maturity security with amortized cost of $585,000 for a realized gain of $51,000. This security was sold to record income and help the Company comply with capital requirements. As of December 31, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Management does not believe any of the securities are impaired due to reasons of credit quality.

Securities with a carrying value of $318,000 and $641,000 at December 31, 2011 and 2010 were pledged to the Company’s trust department. Securities with a carrying value of $1.1 million at December 31, 2011 were pledged to the Federal Reserve Bank of Dallas. There were no securities pledged to the Federal Reserve Bank of Dallas at December 31, 2010.  Securities with a carrying value of $5.1 million and $4.1 million at December 31, 2011 and 2010, respectively, were pledged to secure borrowings at the Federal Home Loan Bank of Dallas.

The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2011 and 2010 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	December 31, 2011
	Held to Maturity		Available for Sale
(000's)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$-	$-	$-	$-
Due after one year through five years:	-	-	-	-
Due after five years through ten years	-	-	2,000	1,993
Due after ten years	-	-	1,580	1,646
Mortgage-backed securities	-	-	2,796	2,855

Total	$-	$-	$6,376	$6,494

December 31, 2010
	Held to Maturity		Available for Sale
(000's)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$-	$-	$-	$-
Due after one year through five years:	-	-	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Mortgage-backed securities	641	682	4,077	4,067

Total	$641	$682	$4,077	$4,067

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are as follows:

(000's)	December 31, 2011	December 31, 2010

Commercial and industrial	$57,813	$64,381
Consumer installment	221	1,002
Real estate — mortgage	20,148	22,377
Real estate — construction and land	5,495	8,309
Other	35	6

	83,712	96,075

Less allowance for loan losses	1,352	1,754
Less deferred loan fees	82	136

Net loans	$82,278	$94,185

At December 31, 2011, our loan portfolio included $58.5 million of loans, approximately 69.9% of our total funded loans, to the dental industry, as compared to $66.4 million, or 69.1% of total funded loans, at December 31, 2010. We believe that these loans are to credit worthy borrowers and are diversified geographically.

Loan Origination/Risk Management.

The Bank maintains written loan origination policy, procedures, and processes which address credit quality at several levels including individual loan level, loan type, and loan portfolio levels.

Commercial and Industrial loans, which are predominantly loans to dentists, are underwritten based on historical and projected income of the business and individual borrowers and guarantors. The Bank utilizes a comprehensive global debt service coverage analysis to determine debt service coverage ratios. This analysis compares global cash flow of the borrowers and guarantors on an individual credit to existing and proposed debt after consideration of personal and business related other expenses. Collateral is generally a lien on all available assets of the business borrower including intangible assets. Credit worthiness of individual borrowers and guarantors is established through the use of credit reports and credit scores.

Consumer loans are evaluated on the basis of credit worthiness as established through the use credit reports and credit scores. Additional credit quality indicators include borrower debt to income ratios based on verifiable income sources.

Real estate mortgage loans are evaluated based on collateral value as well as global debt service coverage ratios based on historical and projected income from all related sources including the collateral property, the borrower, and all guarantors where applicable.

Construction and land development loans are evaluated based on the borrower’s and guarantor’s credit worthiness, past experience in the industry, track record and experience with the type of project being considered, and other factors. Collateral value is determined generally by independent appraisal utilizing multiple approaches to determine value based on property type.

For all loan types, the Bank establishes guidelines for its underwriting criteria including collateral coverage ratios, global debt service coverage ratios, and maximum amortization or loan maturity terms.

At the portfolio level, the Bank monitors concentrations of loans based on several criteria including loan type, collateral type, industry, geography, and other factors. The Bank also performs periodic market research and economic analysis at a local geographic and national level. Based on this research, the Bank may from time to time change the minimum or benchmark underwriting criteria applied to the above loan types.

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and 2010, and the change for the years then ended is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(000's)	Commercial and Industrial	Consumer Installment	Real Estate - Mortgage	Real Estate - Other	Total
2011
Beginning balance	$1,259	$16	$343	$136	$1,754
Provision for loan losses	(59)	(15)	(31)	(108)	(213)
Charge-offs	(262)	-	-	-	(262)
Recoveries	13	3	-	57	73
Net (charge-offs) recoveries	(249)	3	-	57	(189)
Ending balance	$951	4	312	85	1,352

Period-end amount allocated to:
Loans individually evaluated for impairment	$854	$4	$312	$85	$1,255
Loans collectively evaluated for impairment	97	-	-	-	97
Ending balance	$951	$4	$312	$85	$1,352

2010
Beginning balance	$1,226	$21	$384	$82	$1,713
Provision for loan losses	710	(2)	(41)	184	851
Charge-offs	(1,224)	(3)	-	(130)	(1,357)
Recoveries	547	-	-	-	547
Net charge-offs	(677)	(3)	-	(130)	(810)
Ending balance	$1,259	$16	$343	$136	$1,754

Period-end amount allocated to:
Loans individually evaluated for impairment	$255	$-	$-	$-	$255
Loans collectively evaluated for impairment	1,004	16	343	136	1,499
Ending balance	$1,259	$16	$343	$136	$1,754

(000's)	December 31, 2011	December 31, 2010

Impaired loans were as follows:
Year end loans with allowance allocated	$1,169	$1,517
Year end loans with no allowance allocated	1,193	2,600
Impaired loans	$2,362	$4,117

Amount of allowance allocated	$97	$255

Average of impaired loans during the year	$2,723	$4,824

Interest income recognized during impairment	$150	$215

Loans past due 90 days still on accrual	$-	$-

Non-accrual loans:
Commercial and industrial	$79	$367
Real estate – mortgage	-	1,462
Total	$79	$1,829

Restructured loans:
Commercial and industrial	$1,759	$2,395

The restructuring of a loan is considered “trouble debt restructuring” when the borrower is experiencing financial difficulty and we have granted a concession that we would not otherwise consider. There were no loans which were restructured during 2011.

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

The Company’s impaired loans and related allowance is summarized in the following table:

(000's)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
2011
Commercial and industrial	$2,397	$1,193	$1,169	$2,362	$97	$2,482
Consumer installment	-	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-	241
Real estate – construction and land	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$2,397	$1,193	$1,169	$2,362	$97	$2,723

2010
Commercial and industrial	$2,672	$1,139	$1,517	$2,656	$255	$2,529
Consumer installment	-	-	-	-	-	-
Real estate – mortgage	1,534	1,461	-	1,461	-	1,521
Real estate – construction and land	-	-	-	-	-	774
Other	-	-	-	-	-	-
Total	$4,206	$2,600	$1,517	$4,117	$255	$4,824

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including internal credit risk based on past experiences as well as external statistics and factors.   Loans are classified in one of four categories: (i) pass, (ii) special mention, (iii) substandard, (iv) doubtful, or (v) loss. Loans classified as loss are charged-off.

The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on credits quarterly. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit. The Company’s methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

At December 31, 2011, the following summarizes the Company’s internal ratings of its loans:

(000's)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$55,071	$1,226	$1,516	$-	$57,813
Consumer installment	221	-	-	-	221
Real estate - mortgage	16,785	2,733	630	-	20,148
Real estate – construction and land	3,000	2,495	-	-	5,495
Other	35	-	-	-	35
Total	$75,112	$6,454	$2,146	$-	$83,712

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At December 31, 2011, the Company’s past due loans are as follows:

(000's)	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing

Commercial and industrial	$-	$-	$-	$57,813	$57,813	$-
Consumer installment	-	-	-	221	221	-
Real estate – mortgage	-	-	-	20,148	20,148	-
Real estate – construction and land	-	-	-	5,495	5,495	-
Other	-	-	-	35	35	-
Total	$-	$-	$-	$83,712	$83,712	$-

NOTE 4.BANK PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

(000's)	December 31, 2011	December 31, 2010

Leasehold improvements	$929	$929
Furniture and equipment	1,925	1,907
	2,854	2,836

Less: accumulated depreciation	2,537	2,297
Balance at end of period	$317	$539

Depreciation expense, including amortization of leasehold improvements, was $240,000 and $285,000 for the years ended December 31, 2011 and 2010, respectively.

NOTE 5.OTHER REAL ESTATE AND OTHER ASSETS

Other assets as of December 31, 2011 and 2010 were as follows:

(000's)	December 31, 2011	December 31, 2010

Prepaid assets	874	1,015
Accounts receivable – trust fees	815	680
Accrued interest receivable	283	330
Other	32	30
Total	$2,004	$2,055

Other Real Estate Owned (“OREO”) totaled $1.7 million and $2.3 million at December 31, 2011 and December 31, 2010, respectively, which are initially recorded at lower of loan balance or fair value less costs to sell the asset. There were no properties added to OREO for the year ended December 31, 2011. The OREO assets are actively being marketed, and disposal of the assets is anticipated to occur in the next 12 months. Included in other noninterest expense for the year ended December 31, 2011 was approximately $337,000 for impairment of OREO (see Note 15).

NOTE 6.DEPOSITS

Deposits at December 31, 2011 and 2010 are summarized as follows:

(000's)	December 31, 2011		December 31, 2010

Noninterest bearing demand	$13,980	13%	$11,919	13%
Interest bearing demand (NOW)	3,236	3	2,130	2
Money market accounts	57,660	52	26,671	28
Savings accounts	388	0	174	0
Certificates of deposit, less than $100,000	6,781	6	12,437	13
Certificates of deposit, greater than $100,000	29,180	26	42,439	44
Total	$111,225	100%	$95,770	100%

Money market accounts included trust custodial cash of $32.7 million and $7.2 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, the scheduled maturities of certificates of deposit were as follows:

2012	29,071
2013	5,323
2014	593
2015	342
2016	632
Total	$35,961

NOTE 7. BORROWED FUNDS

Borrowed funds as of December 31, 2011 and December 31, 2010, were as follows:

(000's)	December 31, 2011	December 31, 2010

Federal Home Loan Bank	$-	$6,000

At December 31, 2011, the Company had no borrowings outstanding. The Company has a $17.3 million credit line with the Federal Reserve Bank of Dallas, secured by $27.0 million in pledged commercial and industrial loans, and an $16.5 million credit line with the Federal Home Loan Bank of Dallas, secured by $11.4 million in pledged real estate loans and $5.1 million in pledged securities.

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

NOTE 8. OTHER LIABILITIES

Other liabilities as of December 31, 2011 and December 31, 2010, were as follows:

(000's)	December 31, 2011	December 31, 2010

Reserve for consumer restitution	$-	$963
Trust Advisor Fees Payable	1,018	576
Audit Fees	131	121
Incentive Compensation	21	107
Franchise & Property Taxes	68	100
Interest Payable	43	77
Legal	14	10
Other Accruals	146	287
	$1,441	$2,241

NOTE 9.BENEFIT PLANS

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company offers a 401K plan, which provides for contributions by employees. As of December 31, 2011, the Company had no plans to match employee contributions.

NOTE 10.INCOME TAXES

The provision (benefit) for income taxes consists of the following:

(000s)	2011	2010

Income tax expense (benefit) was as follows:
Current federal taxable income	$-	$-
NOL utilized	-	-
Total current taxes due	-	-

Deferred federal tax provision (benefit)	204	160
Valuation allowance	(204)	(142)
Other	-	(18)
	$-	$-

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2011 and 2010:

U.S. statutory rate	34.0%
Valuation Allowance	-30.0%
Other	-4.0%
Effective tax rate	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(000s)	2011	2010

Deferred tax assets:
Stock-based compensation	142	129
Allowance for loan losses	460	597
ASC 310 fees	28	46
Accrued liabilities	-	327
Net operating loss carryforward	1,900	1,276
Total deferred tax asset	2,530	2,375
Deferred tax liabilities:
Depreciation and amortization	6	(43)
	2,536	2,332
Less valuation allowance for net deferred tax asset	(2,536)	(2,332)
	$-	$-

Management has provided a 100% valuation allowance for its net deferred tax asset. For year ended December 31, 2011, the Company had a taxable loss of $1.9 million, which increased the net tax operating loss carry-forward to $5.6 million.  The net operating loss carry-forward will fully expire in 2031 if not used. For year ended December 31, 2010, the Company produced a taxable loss of $2.0 million.

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realization rate of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2011, management believes it is more likely than not that the Company will not realize the benefits of those deductible differences.

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

As of December 31, 2011 and December 31, 2010, options to purchase a total of 210,000 and 212,500 common shares, respectively, had been issued with an average exercise price of $9.12 and $9.14, respectively. These options vest through May 2015.

The Company recorded $36,000 and $43,000 in compensation expense for the years ended December 31, 2011 and December 31, 2010, respectively, in connection with the Plan. This amount is not reduced by related deferred tax assets since all deferred tax assets are impaired as of December 31, 2011 (see Note 10). As of December 31, 2011 there was $44,000 of total unrecognized compensation cost related to non-vested equity-based compensation awards expected to vest, with an average vesting period of 2.7 years.

The following is a summary of activity in the Plan for 2011 and 2010:

	2011		2010
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices
Outstanding at beginning of the year	212,500	$9.14	195,500	$10.03
Granted	-	-	27,000	1.79
Exercised	-	-	-	-
Expired / forfeited	2,500	10.75	10,000	6.75

Outstanding at end of period	210,000	$9.12	212,500	$9.14
Exercisable at end of period	178,600	$9.98	164,800	$10.21
Available for grant at end of period	39,000		36,500

	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1	47,700	$2.10	39,600	$3.24
Granted	-	-	27,000	0.98
Vested	16,300	2.70	10,900	3.55
Forfeited	-	-	8,000	2.01

Nonvested at December 31	31,400	$1.78	47,700	$2.10

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2011	2010

Risk-free interest rate	n/a	2%
Dividend yield	n/a	0%
Expected stock price volatility	n/a	42%
Expected term	n/a	10.0 years
Forfeiture rate	n/a	0%

All options carry exercise prices ranging from $1.01 to $13.00. At December 31, 2011, there were 178,600 exercisable options, of which all but 2,000 shares had no intrinsic value as the exercise price exceeded the stock price.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and remain outstanding at December 31, 2011. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014.

NOTE 12.LOAN COMMITMENTS AND OTHER CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2011, the Company had commitments to extend credit and standby letters of credit of approximately $3.2 million and $10,000, respectively. At December 31, 2010, the Company had commitments to extend credit and standby letters of credit of approximately $3.4 million and $15,000, respectively.

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

The Company has four lease agreements, which expire on or before 2017. In addition to the leases for office space, the Company also leases various pieces of office equipment under short-term agreements. The following table summarizes loan commitments and minimum rental commitments for office space leases as of December 31, 2011:

	As of December 31, 2011
	Less than	One to	Over Three to	Over Five
(000's)	One Year	Three Years	Five Years	Years
Unused lines of credit	$2,681	$8	$9	$552
Standby letters of credit	10	-	-	-
Operating leases	279	423	139	6
Total	$2,970	$431	$148	$558

Lease expense for the years ended December 31, 2011 and 2010 was $271,000 and $292,000, respectively.

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

NOTE 13.RELATED PARTIES

The Company purchased corporate insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. Premiums paid totaled $183,000 and $188,000 for the years ended December 31, 2011 and 2010, respectively.

The Company purchased employee benefit insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the years ended December 31, 2011 and 2010 those premiums totaled $224,000 and $250,000 respectively.

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

On April 15, 2010, the Bank and the Comptroller of the Currency of the United States of America, (the “Comptroller”) entered into a formal written agreement, as such term is used in the Comptroller’s regulations (the “formal agreement”). In addition, the Bank entered into a consent order requiring the payment by the Bank of a civil money penalty in the amount of $100,000 (the “2010 Consent Order”).

The formal agreement replaced the consent order that the Bank entered into with the Comptroller in July 2008 (the “2008 Consent Order”), and, consequently, the 2008 Consent Order was terminated. In the formal agreement and the 2010 Consent Order, the Comptroller made findings that the Bank violated the Federal Trade Commission Act and engaged in unfair banking practices as a result of the Bank’s account relationships maintained with a third party payment processor and certain telemarketers and internet merchants between September 1, 2006 and August 27, 2007. The Comptroller also made findings that the Bank engaged in unsafe and unsound banking practices relating to asset quality, liquidity management and earnings. As a result of those findings, the Comptroller proposed the 2010 Consent Order and the formal agreement to the Bank requiring the Bank to provide restitution to consumers of the telemarketers and internet merchants, as well as continuing certain requirements from the 2008 Consent Order resulting from the Comptroller’s findings of unsafe and unsound banking practices relating to asset quality, liquidity management and earnings. The Bank neither admitted nor denied the Comptroller’s findings, but agreed to enter into the formal agreement and the 2010 Consent Order.

To resolve the matter, on April 15, 2010, the Bank entered into the 2010 Consent Order requiring a civil money penalty in the amount of $100,000 and executed the formal agreement with the Comptroller, which contained, among other provisions, requirements to establish a segregated deposit account for consumer restitution and to maintain a loan to deposit ratio no greater than 85% (see “Risks Related to the Company” under “Risk Factors”). The formal agreement also requires the Bank to achieve a Tier 1 capital ratio of 9.0% and a total risk based capital ratio of 11.5%, which are the same capital ratios that the Bank was required to achieve under the 2008 Consent Order. The requirement to maintain certain capital levels means the Bank cannot be considered well capitalized even if the Bank’s capital ratios exceed the requirements set forth in the formal agreement. In addition, the formal agreement required the Bank to submit a written program to reduce its level of criticized assets and a written profit plan to improve and sustain its earnings.

The Bank paid the civil money penalty in April 2010. In addition, the Bank submitted the required capital, liquidity enhancement, and profit plans, as well as a written program to reduce criticized assets to the Comptroller in accordance with the requirements of the formal agreement. The Comptroller did not object to the plans and program as submitted. Although the Bank was previously unable to comply with the capital ratio requirements of the 2008 Consent Order and formal agreement, as of December 31, 2011, the Bank’s capital ratios and loan to deposit ratios exceeded the requirements set forth in the formal agreement.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
(000's)	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$11,480	13.23%	$6,941	>	8.00%	$8,677	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,391	11.98%	3,471	>	4.00%	5,206	>	6.00%

Tier 1 Capital (to Average Assets)	10,391	10.24%	4,058	>	4.00%	5,073	>	5.00%

As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$12,156	12.20%	$7,973	>	8.00%	$9,966	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,904	10.94%	3,986	>	4.00%	5,979	>	6.00%

Tier 1 Capital (to Average Assets)	10,904	9.41%	4,635	>	4.00%	5,793	>	5.00%

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

The following table summarizes financial and nonfinancial assets measured at fair value as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
(000's)	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2011
Securities available for sale:
U.S. government agencies	$—	$3,639	$—	$3,639
Mortgage-backed securities	—	2,855	—	2,855
Impaired loans			1,072	1,072
Other Assets:
OREO	—	1,729	—	1,729

As of December 31, 2010
Securities available for sale:
Mortgage-backed securities	$—	$4,067	$—	$4,067
Impaired loans			1,217	1,217
Other Assets:
OREO	—	2,291	—	2,291

Impaired loans are remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon net present value discounted at note rate.

Non-financial assets measured at fair value on a non-recurring basis are comprised of OREO. Certain OREO assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the OREO asset. There were no properties added to OREO in the current period, and so there was no impact on the Company’s provision for loan loss. The fair value of an OREO asset, upon initial recognition, is estimated using Level 2 inputs based on a market approach using observable market data, such as comparable sales in the area.  In connection with the remeasurement of the OREO assets, the Company recognized writedowns totaling $337,000 in the current period, which have been recorded on the consolidated statement of income in other non-interest expense.

Carrying amount and estimated fair values of financial instruments were as follows at year end:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and cash equivalents	$29,483	$29,483	$10,189	$10,189
Securities available for sale	6,494	6,494	4,067	4,067
Loans, net	82,278	84,596	94,185	94,305
Accrued interest receivable	283	283	330	330

Financial liabilities
Deposits	111,225	112,038	95,770	97,717
Accrued interest payable	43	43	77	77

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

NOTE 16.PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.

CONDENSED BALANCE SHEETS

	December 31,	December 31,
(000's)	2011	2010

ASSETS

Cash and due from banks	$97	$256
Investment in subsidiary	10,509	10,894
Other assets	44	-

Total assets	$10,650	$11,150

LIABILITIES AND CAPITAL

Accounts payable	-	13
Capital	10,650	11,137

Total liabilities and capital	$10,650	$11,150

T BANCSHARES, INC.

CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

(000's)	2011	2010

Equity in loss from subsidiary	$(513)	$(338)

Noninterest expense:
Professional and administrative	102	89
Stock options	36	43
Total noninterest expenses	138	132

Net loss	$(651)	$(470)

NOTE 16.PARENT COMPANY CONDENSED FINANCIAL STATEMENTS cont’d

T BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(000's)	2011	2010

Cash Flows from Operating Activities

Net Loss	$(651)	$(470)
Adjustments to reconcile net income to net cash provided by(used in) operating activities:

Equity in loss of Subsidiary	513	338
Stock based compensation	36	43
Net change in other assets	(44)	-
Net change in other liabilities	(13)	(22)
Net cash used in operating activities	(159)	(111)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net change in cash and cash equivalents	(159)	(111)
Cash and cash equivalents at beginning of period	256	367

Cash and cash equivalents at end of period	$97	$256

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

NOTE 17.SUBSEQUENT EVENT.

In connection with our Rights Offering and Limited Public Offering pursuant to the Registration Statement on Form S-1 (Registration Number 333-177766), which was declared effective by the Securities and Exchange Commission on January 13, 2012, we raised $4,161,254 in additional capital and issued 2,080,627 additional common shares.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of December 31, 2011, the Company’s internal controls over financial reporting are effective.

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

There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.       Other Information.

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Information concerning the Company’s directors and executive officers will appear in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees of the Company and the Bank. The Code of Conduct and Ethics will appear in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption “Code of Ethics.” Such information is incorporated herein by reference.

Item 11.        Executive Compensation.

Information in response to this item will appear in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee.” Such information is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information concerning security ownership of certain beneficial owners and management will appear in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions and Director Independence.

Information concerning certain relationships and related transactions will appear in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services.

Information concerning principal accounting fees and services will appear in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

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

T BANCSHARES, INC.

Dated:	March 30, 2012	By:	/s/ Patrick Howard
Patrick Howard

President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick Howard	Director and Principal Executive	March 30, 2012
Patrick Howard	Officer

/s/ Ken Bramlage	Principal Financial Officer and	March 30, 2012
Ken Bramlage	Principal Accounting Officer

/s/ Stanley E. Allred	Director	March 30, 2012
Stanley E. Allred

/s/ Dan Basso	Director	March 30, 2012
Dan Basso

/s/ Frankie Basso	Director	March 30, 2012
Frankie Basso

/s/ David Carstens	Director	March 30, 2012
David Carstens

/s/ Ron Denheyer	Director	March 30, 2012
Ron Denheyer

/s/ Eric Langford	Director	March 30, 2012
Eric Langford

SIGNATURE	TITLE	DATE

/s/ Charles M. Mapes, III	Director	March 30, 2012
Charles M. Mapes, III

/s/ Thomas McDougal	Director	March 30, 2012
Thomas McDougal, DDS

/s/ Gordon R. Youngblood	Director	March 30, 2012
Gordon R. Youngblood

/s/ Cyvia Noble	Director	March 30, 2012
Cyvia Noble

/s/ Steven Jones	Director	March 30, 2012
Steven Jones

