Form 10-Q
period 2012-03-31
T Bancshares, Inc.
filed 2012-05-15
CIK 1272754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock as of May 15, 2012, was 4,021,932 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

T BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(000's) except shares information	March 31, 2012	December 31, 2011
	(unaudited)

ASSETS

Cash and due from banks	$1,038	$1,422
Interest-bearing deposits	19,696	27,878
Federal funds sold	141	183
Total cash and cash equivalents	20,875	29,483

Securities available for sale at estimated fair value	8,316	6,494
Securities, restricted at cost	1,011	1,011
Loans, net of allowance for loan losses of $1,383 and $1,352, respectively	82,091	82,278
Bank premises and equipment, net	283	317
Other real estate owned	1,238	1,729
Other assets	1,987	2,004
Total assets	$115,801	$123,316

LIABILITIES

Demand deposits:
Noninterest-bearing	$10,445	$13,980
Interest-bearing	51,595	61,284
Time deposits $100 and over	31,118	29,180
Other time deposits	5,948	6,781
Total deposits	99,106	111,225

Other liabilities	1,489	1,441
Total liabilities	100,595	112,666

SHAREHOLDERS’ EQUITY

Common stock, $ 0.01 par value; 10,000,000 shares authorized; 4,021,932 shares issued and outstanding at March 31, 2012 and 1,941,305 shares issued and outstanding at December 31, 2011	40	19
Additional paid-in capital	22,604	18,616
Retained deficit	(7,575)	(8,103)
Accumulated other comprehensive income	137	118
Total shareholders' equity	15,206	10,650
Total liabilities and shareholders' equity	$115,801	$123,316

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(000's) except earnings per share	Three Months Ended March 31,
	2012	2011
Interest Income

Loan, including fees	$1,435	$1,768
Securities	51	47
Federal funds sold	-	1
Interest-bearing deposits	4	3
Total interest income	1,490	1,819

Interest Expense

Deposits	252	575
Borrowed funds	3	4
Total interest expense	255	579

Net interest income	1,235	1,240
Provision (credit) for loan losses	(103)	19

Net interest income after provision for loan losses	1,338	1,221

Noninterest Income

Trust income	2,170	2,134
Service fees	61	81
Total noninterest income	2,231	2,215

Noninterest Expense

Salaries and employee benefits	647	652
Occupancy and equipment	224	258
Trust expenses	1,784	1,819
Professional fees	117	122
Data processing	65	69
Other	204	2,349
Total noninterest expense	3,041	5,269

Net Income (Loss)	$528	$(1,833)

Income (Loss) per common share:
Basic	$0.23	$(0.94)
Diluted	$0.23	$(0.94)

Weighted average common shares outstanding	2,329,836	1,941,305
Weighted average diluted shares outstanding	2,330,060	1,941,305

See accompanying notes to consolidated financial statements

4

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(000's)	Three Months Ended March 31,
	2012	2011
Net Income (Loss)	$528	$(1,833)
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	19	31
Comprehensive Income (Loss)	$547	$(1,802)

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2011	$19	$18,580	$(7,452)	$(10)	$11,137

Net loss — YTD			(1,833)		(1,833)
Other comprehensive income				31	31
Stock based compensation		10			10
BALANCE, March 31, 2011	$19	$18,590	$(9,285)	$21	$9,345

BALANCE, January 1, 2012	$19	$18,616	$(8,103)	$118	$10,650

Net income - YTD			528		528
Other comprehensive income				19	19
Net proceeds from rights offering and limited public offering	21	3,979			4,000
Stock based compensation		9			9
BALANCE, March 31, 2012	$40	$22,604	$(7,575)	$137	$15,206

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(000's)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$528	$(1,833)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for loan losses	(103)	19
Depreciation and amortization	39	68
Net amortization of securities	11	15
Impairment of other real estate owned	14	58
(Gain) loss on sale of other real estate owned	(39)	58
Stock based compensation	9	10
Net change in other assets	17	19
Net change in other liabilities	48	1,289

Net cash provided by (used in) operating activities	524	(355)

Cash Flows from Investing Activities
Principal payments and maturities of securities held to maturity	-	34
Purchase of securities available for sale	(2,020)	(2,003)
Principal payments, calls and maturities of securities available for sale	206	249
Proceeds from sale of securities, restricted	-	543
Net change in loans	290	3,319
Proceeds from sale of other real estate owned	516	-
Purchases of premises and equipment	(5)	(14)

Net cash provided by (used in) investing activities	(1,013)	2,128

Cash Flows from Financing Activities
Net change in demand deposits	(13,224)	(3,835)
Net change in time deposits	1,105	430
Proceeds from borrowed funds	74,000	-
Repayment of borrowed funds	(74,000)	(3,000)
Net proceeds from rights offering	4,000	-

Net cash used in financing activities	(8,119)	(6,405)

Net change in cash and cash equivalents	(8,608)	(4,632)
Cash and cash equivalents at beginning of period	29,483	10,189

Cash and cash equivalents at end of period	$20,875	$5,557

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$253	$550
Income taxes	$-	$-

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. ASU 2011-05 did not have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.”ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and did not have a significant impact on the Company’s interim financial statements.

NOTE 3. LOANS

Loans held in portfolio consisted of the following:

(000's)	March 31, 2012	December 31, 2011
Commercial and industrial	$58,915	$57,813
Consumer installment	376	221
Real estate — mortgage	18,906	20,148
Real estate — construction and land	5,358	5,495
Other	-	35

Total loans	83,555	83,712

Less allowance for loan losses	1,383	1,352
Less deferred loan fees	81	82

Net loans	$82,091	$82,278

Loan Origination/Risk Management.

The Bank maintains written loan origination policy, procedures, and processes which address credit quality at several levels including individual loan level, loan type, and loan portfolio levels.

Commercial and Industrial loans, which are predominantly loans to dentists, are underwritten based on historical and projected income of the business and individual borrowers and guarantors. The Bank utilizes a comprehensive global debt service coverage analysis to determine debt service coverage ratios. This analysis compares global cash flow of the borrowers and guarantors on an individual credit to existing and proposed debt after consideration of personal and business related other expenses. Collateral is generally a lien on all available assets of the business borrower including intangible assets. Creditworthiness of individual borrowers and guarantors is established through the use of credit reports and credit scores.

Consumer loans are evaluated on the basis of credit worthiness as established through the use of credit reports and credit scores. Additional credit quality indicators include borrower debt to income ratios based on verifiable income sources.

Real estate mortgage loans are evaluated based on collateral value as well as global debt service coverage ratios based on historical and projected income from all related sources including the collateral property, the borrower, and all guarantors where applicable.

Construction and land development loans are evaluated based on the borrower’s and guarantor’s creditworthiness, past experience in the industry, track record and experience with the type of project being considered, and other factors. Collateral value is determined generally by independent appraisal utilizing multiple approaches to determine value based on property type.

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

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(000's)	Commercial and Industrial	Consumer Installment	Real Estate - Mortgage	Real Estate - Other	Total
March 31, 2012
Beginning balance	$951	$4	$312	$85	$1,352
Credit for loan losses	(16)	(25)	(34)	(28)	(103)
Charge-offs	(24)	-	-	-	(24)
Recoveries	110	26	-	22	158
Net recoveries	86	26	-	22	134
Ending balance	$1,021	5	278	79	1,383

Period-end amount allocated to:
Loans individually evaluated for impairment	$197	$-	$-	$-	$197
Loans collectively evaluated for impairment	824	5	278	79	1,186
Ending balance	$1,021	$5	$278	$79	$1,383

March 31, 2011
Beginning balance	$1,259	$16	$343	$136	$1,754
Provision for loan losses	62	-	17	(60)	19
Charge-offs	-	-	-	-	-
Recoveries	6	-	-	50	56
Net charge-offs	6	-	-	50	56
Ending balance	$1,327	$16	$360	$126	$1,829

Period-end amount allocated to:
Loans individually evaluated for impairment	$369	$-	$-	$-	$369
Loans collectively evaluated for impairment	958	16	360	126	1,460
Ending balance	$1,327	$16	$360	$126	$1,829

At March 31, 2012, there were $258,000 of nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest, and at December 31, 2011, there were $79,000 of nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest.

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

The Company’s impaired loans and related allowance are summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
(000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
March 31, 2012
Commercial and industrial	$2,501	$1,163	$1,334	$2,497	$197	$2,394
Consumer installment	-	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-	-
Real estate – construction and land	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$2,501	$1,163	$1,334	$2,497	$197	$2,394

December 31, 2011
Commercial and industrial	$2,397	$1,193	$1,169	$2,362	$97	$2,482
Consumer installment	-	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-	241
Real estate – construction and land	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$2,397	$1,193	$1,169	$2,362	$97	$2,723

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $150,000 during the year ended December 31, 2011. Such amounts for the quarters ended March 31, 2012 and 2011 were not significant. Interest that would have been recognized for the quarters ended March 31, 2012 and 2011 on non-accrual loans if performed in accordance with their original contract terms was not significant.

Restructured loans are considered “trouble debt restructuring” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two.

The Company reassessed all restructurings that occurred during the three months ended March 31, 2012 for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying those receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Accounting Standards Codification (ASC) 310-10-35. The ASU requires prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired.

During the three months ended March 31, 2012, there was one troubled debt restructuring of a commercial and industrial loan with a restructuring date balance and a post-modification balance of $191,000. The modification was related to interest rate concession, adjustment of the amortization payment and renewal of the note. The restructured loan increased the allowance for loan losses by approximately $84,000. As of March 31, 2012, one commercial and industrial loan totaling $1.0 million met the criteria for removal as a trouble debt restructuring.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three months ended March 31, 2012. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

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

The following summarizes the Company’s internal ratings of its loans:

		Special
(000's)	Pass	Mention	Substandard	Doubtful	Total
March 31, 2012
Commercial and industrial	$56,148	$1,522	$1,245	$-	$58,915
Consumer installment	376	-	-	-	376
Real estate - mortgage	15,563	2,531	812	-	18,906
Real estate – construction and land	2,914	2,444	-	-	5,358
Other	-	-	-	-	-
Total	$75,001	$6,497	$2,057	$-	$83,555

December 31, 2011
Commercial and industrial	$55,071	$1,226	$1,516	$-	$57,813
Consumer installment	221	-	-	-	221
Real estate - mortgage	16,785	2,733	630	-	20,148
Real estate – construction and land	3,000	2,495	-	-	5,495
Other	35	-	-	-	35
Total	$75,112	$6,454	$2,146	$-	$83,712

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(000's)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
March 31, 2012
Commercial and industrial	$-	$67	$-	$58,848	$58,915	$-
Consumer installment	-	-	-	376	376	-
Real estate – mortgage	-	-	-	18,906	18,906	-
Real estate – construction and land	-	-	-	5,358	5,358	-
Other	-	-	-	-	-	-
Total	$-	$67	$-	$83,488	$83,555	$-

December 31, 2011
Commercial and industrial	$-	$-	$-	$57,813	$57,813	$-
Consumer installment	-	-	-	221	221	-
Real estate – mortgage	-	-	-	20,148	20,148	-
Real estate – construction and land	-	-	-	5,495	5,495	-
Other	-	-	-	35	35	-
Total	$-	$-	$-	$83,712	$83,712	$-

NOTE 4. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	March 31, 2012
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,600	$74	$3	$5,671
Mortgage-backed securities	2,579	66	-	2,645
Total securities available for sale	$8,179	$140	$3	$8,316

Securities, restricted:
Other	$1,011	$-	$-	$1,011

	December 31, 2011
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$3,580	$66	$7	$3,639
Mortgage-backed securities	2,796	59	-	2,855
Total securities available for sale	$6,376	$125	$7	$6,494

Securities, restricted:
Other	$1,011	$-	$-	$1,011

At March 31, 2012 and December 31, 2011, securities with market value of $5.0 million and $5.1 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and one security with market value of $243,000 and $318,000, respectively, was pledged against trust deposit balances held at our subsidiary, T Bank, N.A. (the “Bank”). One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at March 31, 2012 and December 31, 2011 with market value of $1.1 million. The Bank held Federal Reserve Bank of Dallas stock in the amount of $420,000 at March 31, 2012 and December 31, 2011. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $591,200 and $590,900 at March 31, 2012 and December 31, 2011, respectively. Both of the Federal Reserve Bank of Dallas stock and the Federal Home Loan Bank of Dallas stock are carried at cost and are reported as “Securities, restricted” in the tables above.

The amortized cost and estimated fair value of securities, at March 31, 2012 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(000's)	Amortized Cost	Estimated Fair Value

Due after five years through ten years	$4,020	$4,018
Due after ten years	1,580	1,653
Mortgage-backed securities	2,579	2,645

Total	$8,179	$8,316

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at March 31, 2012 and December 31, 2011 were as follows:

(000's)	March 31, 2012	December 31, 2011
Leasehold improvements	$929	$929
Furniture and equipment	1,925	1,925
	2,854	2,854
Less: accumulated depreciation	2,571	2,537
Balance at end of period	$283	$317

NOTE 7. OTHER REAL ESTATE OWNED AND OTHER ASSETS

Other assets consisted of the following at March 31, 2012 and December 31, 2011:

(000's)	March 31, 2012	December 31, 2011
Prepaid assets	$858	$874
Accounts receivable – trust fees	790	815
Accrued interest receivable	301	283
Other	38	32
Total	$1,987	$2,004

Other Real Estate Owned (“OREO”) totaled $1.2 million and $1.7 million at March 31, 2012 and December 31, 2011, respectively, which are initially recorded at lower of loan balance or fair value less costs to sell the asset. The OREO assets are actively being marketed, and disposal of the assets is anticipated to occur in the next 12 months. Included in other noninterest expense for the three months ended March 31, 2012 was approximately $14,000 for impairment of OREO (see Note 17).

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of March 31, 2012		As of December 31, 2011
Noninterest bearing demand	$10,445	11%	$13,980	13%
Interest bearing demand (NOW)	3,439	4	3,236	3
Money market accounts	47,799	48	57,660	52
Savings accounts	357	0	388	0
Certificates of deposit, $100,000 and greater	31,118	31	29,180	26
Certificates of deposit, less than $100,000	5,948	6	6,781	6
Total	$99,106	100%	$111,225	100%

At March 31, 2012, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2012	$23,430
2013	11,472
2014	1,046
2015	388
2016	573
2017	157
Total	$37,066

NOTE 9. BORROWED FUNDS

The Company had no borrowings as of March 31, 2012 and December 31, 2011. The Company has a $15.7 million credit line with the Federal Reserve Bank of Dallas, which is secured by $22.7 million in pledged commercial and industrial loans and a security with carrying value of $1.1 million, and a $16.2 million credit line with the Federal Home Loan Bank of Dallas which is secured by $11.2 million in pledged real estate loans and $5.0 million in securities.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at March 31, 2012 and December 31, 2011:

(000's)	March 31, 2012	December 31, 2011
Trust advisor fees payable	$1,040	$1,018
Audit fees	136	131
Interest payable	45	43
Incentive compensation	66	21
Franchise & property taxes	19	68
Legal	7	14
Other accruals	176	146
Total	$1,489	$1,441

NOTE 11. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examination for years before 2008. No federal income tax expense has been recorded for the quarter ended March 31, 2012 and 2011 as net operating losses are being used to offset taxable income. Based upon the Company’s limited operating history, the federal income tax benefit of these losses has a valuation allowance equal to the amount of the benefit. As of December 31, 2011, the Company had net tax operating loss carry forwards of approximately $5.6 million that will ultimately expire in 2031, if not used. This amount is lower than the losses reflected in the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 12. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan (the “Plan”) at the annual shareholder meeting held on June 2, 2005. The Plan authorizes the granting of options to purchase up to 260,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The Plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the Plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The Plan has a term of 10 years. The Plan is administered by the Board of Directors. As of March 31, 2012 and December 31, 2011, options to purchase a total of 210,000 shares of common stock were issued and outstanding with a weighted average exercise price of $9.12. These options vest through May 2015. These options were included in the earnings per share computation for the three months ended March 31, 2012. These options were not included in the earnings (loss) per share computations for the three months ended March 31, 2011, because their effect was anti-dilutive.

The Company accounts for stock options in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Company’s stock option plan for the three months ended March 31, 2012:

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the period	210,000	$9.12
Granted	-	-
Exercised	-	-
Expired / forfeited	-	-

Outstanding at end of period	210,000	$9.12
Exercisable at end of period	178,600	$9.98
Available for grant at end of period	39,000

The weighted average remaining contractual life of options outstanding at March 31, 2012 was 4.5 years.

NOTE 13. STOCK WARRANTS

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at March 31, 2012. These warrants are exercisable at a price of $10 per share at any time until November 2, 2014. The outstanding warrants could potentially dilute earnings per share, but were not included in the earnings (loss) per share computations because their effect was anti-dilutive for the respective three months ended March 31, 2012 and 2011.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2012, the Company had commitments to extend credit and standby letters of credit of approximately $4.8 million and $10,000, respectively. At December 31, 2011, the Company had commitments to extend credit and standby letters of credit of approximately $3.2 million and $10,000, respectively.

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

The Bank submitted required capital, liquidity enhancement, and profit plans, as well as a written program to reduce criticized assets to the Comptroller in accordance with the requirements of the Agreement. Although the Comptroller believed the plans were reasonable and did not object to the plans and program as submitted, there is no assurance that the Bank will be able to comply with all of the remaining requirements of the Agreement.

Although as of March 31, 2012, the Bank’s capital ratios exceeded the requirements set forth in the Agreement, there is no assurance the Bank will continue to meet those requirements in the future. To be categorized as well capitalized under prompt corrective action provisions, the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table below. However, regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of March 31, 2012. The capital ratios required by the Agreement are 11.5% total capital to risk weighted assets and 9.00% tier 1 capital to average assets. As of March 31, 2012, the Bank’s total capital to risk weighted assets ratio was 17.43%. The Bank’s tier 1 capital to average assets ratio was 14.15%. Both ratios exceed the requirements set forth in the Agreement. If the Bank fails to meet the minimum capital requirements set forth in the Agreement, the Comptroller may provide written notice that the Bank’s capital is materially deficient. Should that occur, the Bank would have 60 days to submit a capital contingency plan to the Comptroller for review.

If as a result of its review or examination of the Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, liquidity, earnings ability, or other aspects of its operations have worsened or that it or its management is violating or has violated the Agreement, or failed to comply with any provision of the Agreement, or any law or regulation, various additional remedies are available to the Comptroller. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which would result in the seizure of the Bank by its regulators. As of March 31, 2012, the Comptroller has made no such determination relating to any of the aforementioned aspects of the Bank’s operations.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2012
Total Capital (to Risk Weighted Assets)	$15,027	17.43%	$6,899	>	8.00%	$8,623	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,945	16.17%	3,449	>	4.00%	5,174	>	6.00%

Tier 1 Capital (to Average Assets)	13,945	14.15%	3,943	>	4.00%	4,929	>	5.00%

As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$11,480	13.23%	$6,941	>	8.00%	$8,677	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,391	11.98%	3,471	>	4.00%	5,206	>	6.00%

Tier 1 Capital (to Average Assets)	10,391	10.24%	4,058	>	4.00%	5,073	>	5.00%

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(000's)	March 31, 2012	December 31, 2011

ASSETS

Cash and due from banks	$1,150	$97
Investment in subsidiary	14,082	10,509
Other assets	-	44

Total assets	$15,232	$10,650

LIABILITIES AND CAPITAL

Accounts payable	26	-
Capital	15,206	10,650

Total liabilities and capital	$15,232	$10,650

 T BANCSHARES, INC.

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(000's)	2012	2011
Equity in income (loss) from subsidiary	$554	$(1,818)

Noninterest expense:
Professional and administrative	17	5
Stock based compensation	9	10
Total noninterest expenses	26	15

Net income (loss)	$528	$(1,833)

 T BANCSHARES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(000's)	2012	2011
Net income (loss)	$528	$(1,833)
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	19	31

Comprehensive income (loss)	$547	$(1,802)

T BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(000's)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$528	$(1,833)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (income) loss of Bank	(554)	1,818
Stock based compensation	9	10
Net change in other assets	44	-
Net change in other liabilities	26	(12)
Net cash provided by (used in) operating activities	53	(17)

Cash Flows from Investing Activities
Contribution to Bank	(3,000)	-

Cash Flows from Financing Activities
Net proceeds from rights offering	4,000	-

Net change in cash and cash equivalents	1,053	(17)
Cash and cash equivalents at beginning of period	97	256

Cash and cash equivalents at end of period	$1,150	$239

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

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

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company has no securities in the Level 1 or Level 3 inputs.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2012
Securities available for sale:
U.S. government agencies	$-	$5,671	$-	$5,671
Mortgage-backed securities	-	2,645	-	2,645

As of December 31, 2011
Securities available for sale:
U.S. government agencies	$-	$3,639	$-	$3,639
Mortgage-backed securities	-	2,855	-	2,855

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. From December 31, 2011 to March 31, 2012, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include:

At March 31, 2012, impaired loans with a carrying value of $1.3 million were reduced by specific valuation allowances totaling $197,000 resulting in a net fair value of $1.1 million, based on Level 3 inputs. At December 31, 2011, impaired loans with a carrying value of $1.2 million were reduced by specific valuation allowances totaling $97,000 resulting in a net fair value of $1.1 million, based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of other real estate owned on at least an annual basis. The fair value of a foreclosed asset, upon initial recognition and impairment, were re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate owned is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management.

The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned from loans and reported at fair value:

	Three Months Ended March 31,
	2012	2011
Carrying value of other real estate owned prior to re-measurement	$1,252	$2,291
Write-downs included in other non-interest expense	(14)	(58)
Fair value	$1,238	$2,233

The methods and assumptions used to estimate fair value of financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis are described as follows:

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

Carrying amount and estimated fair values of financial instruments by level of valuation input were as follows:

	March 31, 2012
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$20,875	$20,875
Level 2 inputs:
Securities, restricted	1,011	1,011
Loans, net	82,091	84,108
Accrued interest receivable	301	301
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	10,445	10,445
Level 2 inputs:
Interest bearing deposits	88,661	90,277
Accrued interest payable	45	45

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$29,483	$29,483
Securities available for sale	6,494	6,494
Loans, net	82,278	84,596
Accrued interest receivable	283	283

Financial liabilities
Deposits	111,225	112,038
Accrued interest payable	43	43

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of March 31, 2012 and December 31, 2011, and our consolidated results of operations for the three months ended March 31, 2012 and March 31, 2011. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, including the following:

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

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2011 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement reflects only information known to us as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise.

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake and the neighboring Texas communities. As of March 31, 2012, we had, on a consolidated basis, total assets of $115.8 million, net loans of $82.1 million, total deposits of $99.1 million, and shareholders’ equity of $15.2 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank. The Bank opened for business on November 2, 2004.

The following discussion focuses on our financial condition at March 31, 2012 and December 31, 2011, and our results of operations for the three months ended March 31, 2012 and 2011.

Recent Developments

On March 27, 2012, the Company completed the rights offering and limited public offering. As a result of the offering, 2,080,627 shares were issued and $4,161,254 was collected, which was offset by $161,743 costs, for net proceeds of $3,999,511. The Company contributed $3.0 million to the Bank to support future growth, with the remaining $1.0 million to be held at the Company level and used for general corporate purposes.

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowed funds. Net interest income is our principal source of earnings. Changes in net interest income result from changes in volume and spread and are reflected in the net interest margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

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

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Number of Days	Total
Federal funds sold	$-	$(1)	$-	$(1)
Securities and other	-	4	1	5
Loans, net of reserve (1)	(144)	(206)	17	(333)

Total earning assets	(144)	(203)	18	(329)

NOW	(2)	1	-	(1)
Money market	(16)	1	1	(14)
Certificates of deposit $100,000 or less	(27)	(35)	-	(62)
Certificates of deposit $100,000 or more	(166)	(83)	3	(246)
Borrowed funds	(3)	2	-	(1)

Total interest-bearing liabilities	(214)	(114)	4	(324)

Changes in net interest income	$70	$(89)	$14	$(5)

(1) Average loans include non-accrual loans.

Net interest income for the three months ended March 31, 2012 decreased $5,000, or 0.4%, compared to the same period in the prior year. The modest decrease was due primarily to a decline in average earning asset volume, which was partially offset by a decrease in average cost of interest-bearing liabilities.

Total interest income for the three months ended March 31, 2012 decreased $329,000, or 18.1%, compared to the same period in 2011. Average earning asset volume decreased $13.0 million, or 12.1%, to $93.9 million for the three months ended March 31, 2012, compared to $106.9 million for the same period in the prior year.  The decrease was due to reduction in loan volume. The average interest yield decreased to 6.4%, or 5.9%, for the three months ended March 31, 2012, compared to 6.8% for the same period in the prior year.

Total interest expense for the three months ended March 31, 2012 decreased $324,000, or 56.0%, compared to the same period in 2011. For the three month-period ended March 31, 2012, the average interest yield for interest-bearing liabilities decreased to 1.4%, or 92.9%, compared to 2.7% for the same period in 2011. Average interest bearing deposit volume fell $18.4 million, or 21.8%, to $66.0 million for the three months ended March 31, 2012, compared to $84.4 million for the same period in 2011. The decrease was primarily attributable to an intentional reduction of certificates of deposits. Average borrowed funds increased $4.4 million, or 111.9%, to $8.3 million for the three months ended March 31, 2012, compared to $3.9 million for the same period in the prior year. The average interest yield for borrowings decreased to 0.1%, or 70.5%, for the three months ended March 31, 2012, compared to 0.4% for the same period in 2011.

Key Performance Indicators at March 31, 2012

The following were key indicators of our performance and results of operations through the first quarter of 2012:

•	total assets were $115.8 million at the end of the first quarter of 2012, representing a decrease of $7.5 million, or 0.6%, from $123.3 million at the end of 2011;

•	total loans, net of allowance for loan losses and deferred loan fees, decreased slightly to $82.1 million at the end of the first quarter of 2012, compared to $82.3 million at the end of 2011;

•	total deposits were $99.1 million at the end of the first quarter of 2012, representing a decrease of $12.1 million, or 10.9%, from $111.2 million at the end of 2011;

•	net income was $528,000 for the three months ended March 31, 2012, compared to net loss of $1.8 million for the same period in the prior year. The Bank recorded a reserve of $2.1 million in the first quarter of 2011 to correct the value of participants’ investments in certain collective investment funds administered by the Bank’s trust department. The $300,000 difference represents operating income during the first quarter of 2011;

•	total revenue was $3.7 million for the three months ended March 31, 2012, compared to $4.0 million for the same period in the prior year;
•	Tier 1 capital to average assets and total capital ratios for the Bank were 14.15% and 17.43% compared to 10.24% and 13.23% at December 31, 2011. The increase was primarily due to a $3.0 million capital injection. The Company received net proceeds of $4.0 million from the rights offering and the limited public offering, and contributed $3.0 million of the total net proceeds to the Bank.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three months ended March 31, 2012 and 2011.

FINANCIAL SUMMARY

Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended March 31,
	2012			2011
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve (1)	$81,162	$1,435	7.1%	$92,952	$1,768	7.6%
Federal funds sold	212	-	0.2%	2,281	1	0.2%
Securities and other	12,572	55	1.7%	11,682	50	1.7%
Total earning assets	93,946	1,490	6.4%	106,915	1,819	6.8%
Cash and other assets	4,620			5,686
Total assets	$98,566			$112,601

Interest-bearing liabilities
NOW accounts	$3,237	2	0.3%	$2,523	4	0.6%
Money market accounts	27,223	38	0.6%	26,791	52	0.8%
Savings accounts	354	-	0.5%	188	-	0.8%
Certificates of deposit less than $100,000	6,427	42	2.6%	11,851	103	3.5%
Certificates of deposit $100,000 or greater	28,772	170	2.4%	43,065	416	3.9%
Total interest bearing deposits	66,013	252	1.5%	84,418	575	2.8%
Borrowed funds	8,264	3	0.1%	3,900	4	0.5%
Total interest bearing liabilities	74,277	255	1.4%	88,318	579	2.7%
Noninterest bearing deposits	12,359			11,717
Other liabilities	1,002			1,529
Stockholders’ equity	10,928			11,037
Total liabilities and stockholders' equity	$98,566			$112,601

Net interest income		1,235			1,240
Net interest spread			5.0%			4.1%
Net interest margin			5.3%			4.7%

Provision (credit) for loan loss		(103)			19
Non-interest income		2,231			2,215
Non-interest expense		3,041			5,269
Income (loss) before income taxes		528			(1,833)
Income taxes expense (benefit)		-			-
Net income (loss)		$528			$(1,833)

Earnings (loss) per share		$0.23			$(0.94)
Return on average equity		19.33%			(66.43)%
Return on average assets		2.14%			(6.51)%

Equity to assets ratio		11.09%			9.80%

(1)	Includes nonaccrual loans

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The provision for loan losses totaled a net credit of $103,000 for the three months ended March 31, 2012, compared to a net expense of $19,000 for the three months ended March 31, 2011. The provision amounts are directly related to loan volumes and losses. We had charge-offs of $24,000 and recoveries of $158,000 during the three months ended March 31, 2012. We had no charge-offs and recoveries of $56,000 for the same period in the prior year.

Non-interest Income

Non-interest income was primarily attributable to fee income generated by the Company for trust services and service charges on depository accounts.

Total non-interest income increased $16,000, or 0.7%, to $2.2 million for the three months ended March 31, 2012, compared to the same period in the prior year. The increase is primarily attributable to an increase in trust income.

Trust income is earned on the value of managed and non-managed assets held in custody. For the three months ended March 31, 2012, trust income totaled $2.2 million, compared to $2.1 million for the same period in the prior year. The change in trust income is directly attributable to the volatility in the market values of assets in trust accounts on which the fees are based.

Other income for the three months ended March 31, 2012 decreased $20,000 to $61,000, compared to $81,000 for the same period in the prior year. The decrease was primarily due to a $56,000 recovery from the Federal Trade Commission for the consumer restitution paid by the Bank during the first quarter of the prior year, offset by $39,000 gain on sale of other real estate owned during the first quarter of the current year.

Non-interest Expense

Total non-interest expense decreased $2.2 million, or 42.3%, to $3.0 million for the three months ended March 31, 2012, compared to $5.3 million for the same period in the prior year. Changes in the components of non-interest expense for the three months ending March 31, 2012 and 2011 are discussed below.

Salaries and employee benefits decreased $5,000, or 0.8%, to $647,000 for the three months ended March 31, 2012, compared to $652,000 for the same period in the prior year.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment. For the three months ended March 31, 2012, occupancy and equipment expense decreased $34,000, or 13.2%, to $224,000, compared to $258,000 for the same period in the prior year. The decrease was primarily due to reduction of depreciation expense as furniture and equipment becomes fully depreciated.

Trust expenses are advisory fees paid to a fund advisor to advise the Bank on the common investment funds held in the trust department and are based on the value of the assets held in custody. For the three months ended March 31, 2012, trust expenses decreased $35,000, or 1.9%, to $1.8 million, compared to the same period in the prior year. Similar to trust income, the change in trust expense is directly attributable to the volatility in the market values of assets in trust accounts.

Professional fees decreased $5,000, or 4.1%, to $117,000 for the three months ended March 31, 2012, compared to $122,000 for the same period in the prior year.

Data processing fees decreased $4,000, or 6.2%, to $65,000 for the three months ended March 31, 2012, compared to $69,000 for the same period in the prior year.

Other expenses decreased $2.1 million, or 91.3%, to $204,000 for the three months ended March 31, 2012, compared to $2.3 million for the same period in the prior year. The decrease was due to the reserve of $2.1 million recorded in the prior period to correct the value of participants’ investments in certain collective investment funds administered by the Bank’s trust department.

Income Taxes

No federal income tax expense was recorded for the three months ended March 31, 2012 and 2011, due to available operating losses to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has a valuation allowance equal to the benefit. Cumulative net operating loss available to carry forward for tax purposes is approximately $5.6 million as of December 31, 2011.

Financial Condition

Our total assets as of March 31, 2012 were $115.8 million, compared to $123.3 million as of December 31, 2011.

Net loans as of March 31, 2012 were $82.1 million, compared to $82.3million as of December 31, 2011.

Deposits decreased $12.1 million, or 10.9% to $99.1 million as of March 31, 2012, compared to $111.2 million as of December 31, 2011. The decrease was primarily due to reduction in money market deposits related to the Bank’s custodial deposits held by its trust department.

As of March 31, 2012, shareholders’ equity increased $4.5 million to $15.2 million, compared to $10.7 million as of December 31, 2011. The increase was due to $4.0 million in net proceeds from the rights offering and the limited public offering, and $528,000 of net income during the quarter of 2012.

Cash and Due From Banks

Cash and due from banks decreased $384,000 to $1.0 million, compared to $1.4 million as of December 31, 2011. The reduction is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits decreased $8.2 million to $19.7 million as of March 31, 2012, compared to $27.9 million as of December 31, 2011. The decrease was related to the decrease in custodial deposits held by the Bank’s trust department. Federal funds sold at March 31, 2012 were $141,000, compared to $183,000 as of December 31, 2011. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of March 31, 2012, our securities included Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost of $420,000 and $591,200, respectively, with an estimated fair value that approximated cost. We also had government agency securities with amortized cost of $5.6 million and fair value of $5.7 million and mortgage-backed securities with amortized cost and fair value of $2.6 million. Weighted average yield of the securities portfolio as of March 31, 2012 was 2.7%. Securities with market value of $5.0 million were pledged against the Bank’s borrowing line of credit at the Federal Home Loan Bank of Dallas, one security with market value of $1.1 million was pledged against the Bank’s line of credit at the Federal Reserve Bank of Dallas, and one security with market value of $243,000 was pledged against trust deposit balances held at the Bank.

As of December 31, 2011, our securities consisted of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost and fair value of $420,000 and $590,900, respectively, with an estimated fair value that approximated cost. We also had government agency securities with amortized cost and fair value of $3.6 million and mortgage-backed securities with amortized cost of $2.8 million and fair value of $2.9 million. Weighted average yield of the securities portfolio at December 31, 2011 was 2.8%. Securities with market value of $5.1 million were pledged against the Bank’s borrowing line of credit at the Federal Home Loan Bank of Dallas, one security with a market value of $1.1 million was pledged against the Bank’s line of credit at the Federal Reserve Bank of Dallas, and one security with a market value of $318,000 was pledged against trust deposit balances held at the Bank.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(000's)	March 31, 2012	December 31, 2011
Commercial and industrial	$58,915	$57,813
Consumer installment	376	221
Real estate — mortgage	18,906	20,148
Real estate — construction and land	5,358	5,495
Other	-	35
Total loans	83,555	83,712

Less allowance for loan losses	1,383	1,352
Less deferred loan fees	81	82
Total net loans	$82,091	$82,278

As of March 31, 2012 and December 31, 2011, our total net loans were $82.1 million and $82.3 million, respectively. Total loans, net of reserves and deferred fees, as a percentage of total assets were 70.9% as of March 31, 2012, and 66.7% as of December 31, 2011.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of March 31, 2012 and December 31, 2011, commercial loans totaled $58.9 million and $57.8 million, representing approximately 70.5% and 69.1% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of March 31, 2012 and December 31, 2011, consumer loans totaled $376,000 and $221,000, approximately 0.4% and 0.3% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At March 31, 2012 and December 31, 2011, real estate loans totaled $24.3 million and $25.6 million, approximately 29.0% and 30.6% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of March 31, 2012, our commercial loan portfolio included $59.3 million of loans, approximately 70.9% of our total funded loans, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of March 31, 2012:

	As of March 31, 2012
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial (1)	$4,259	$8,218	$25,970	$17,437	$3,031	$58,915
Consumer installment	117	259	-	-	-	376
Real estate — mortgage	709	7,572	6,726	168	3,731	18,906
Real estate — construction and land	3,659	1,585	-	-	114	5,358
Other	-	-	-	-	-	-
Total	$8,744	$17,634	$32,696	$17,605	$6,876	$83,555

(1)	Includes nonaccrual and other loans at March 31, 2012.

Nonperforming Loans and Assets

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (“OREO”), and other repossessed assets. As of March 31, 2012, we had no loans 90 days or more past due and still accruing interest, $258,000 in loans on nonaccrual status and $1.2 million in OREO. At December 31, 2011, we had no loans 90 days or more past due and still accruing interest, $79,000 in loans on nonaccrual status and $1.7 million in OREO.  Total nonperforming assets as of March 31, 2012 was $1.5 million, a decrease of 17.3% compared to $1.8 million as of December 31, 2011. The decrease was primarily attributable to sale of OREO during the first quarter of 2012.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At March 31, 2012 the Company had $6.5 million in special mention loans, $2.1 million in substandard loans and no doubtful loans, unchanged from December 31, 2011.

The following table sets forth certain information regarding nonaccrual loans by type, other real estate owned, restructured loans accruing and loans past due 90 days and accruing as of the dates indicated:

	March 31, 2012		December 31, 2011
(000's, except percentages):	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets

Commercial and industrial	$258	0.22%	$79	0.06%
Real estate — mortgage	-	-	-	-
Real estate — construction and land	-	-	-	-
Consumer and other	-	-	-	-
Total nonaccrual loans	258	0.22	79	0.06
Other real estate owned	1,238	1.07	1,729	1.40%
Total non-performing assets	$1,496	1.29%	$1,808	1.47%
Restructured loans accruing	$926	0.80%	$1,759	1.43%
Loans past due 90 days and accruing	$-	-%	$-	-%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $150,000 during the year ended December 31, 2011. If interest on impaired loans had been recognized on a full accrual basis during the year ended December 31, 2011, income would have increased by approximately $23,000. Interest income recognized and interest not recognized on impaired loans during the three months ended March 31, 2012 and 2011 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.4 million at March 31, 2012 and December 31, 2011, respectively, or 1.7% and 1.6%, respectively, of total funded loans.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had charge-offs of $24,000 and recoveries of $158,000 during the three months ended March 31, 2012. During the three months ended March 31, 2011, we had no charge-offs and recoveries of $56,000.

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

(000's)	As of March 31, 2012		As of December 31, 2011
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,021	73.8%	$950	70.3%
Consumer installment	5	0.4	4	0.3
Real estate — mortgage	278	20.1	312	23.1
Real estate — construction and land	79	5.7	86	6.3
Total allowance for loan losses	$1,383	100.0%	$1,352	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $283,000 as of March 31, 2012 and $317,000 at December 31, 2011.

Deposits

Deposits are our primary source of funding. Total deposits at March 31, 2012 and December 31, 2011 were $99.1 million and $111.2 million, respectively, representing a decrease of $12.1 million, or 10.9%.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended March 31, 2012 and 2011:

	For the three months ended
(000's)	March 31, 2012			March 31, 2011
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$12,359	15.8%	0.0%	$11,717	12.2%	0.0%
NOW accounts	3,237	4.1	0.3	2,523	2.6	0.6
Money market accounts	27,223	34.7	0.6	26,791	27.9	0.8
Savings accounts	354	0.5	0.5	188	0.2	0.8
Certificates of deposit, less than $100,000	6,427	8.2	2.6	11,851	12.3	3.5
Certificates of deposit, $100,000 or greater	28,772	36.7	2.4	43,065	44.8	3.9

Total deposits	$78,372	100.00%	1.3%	$96,135	100.00%	2.4%

The average volume of certificates of deposits decreased $19.7 million for the three months ended March 31, 2012, compared to the same period in 2011. The decrease was related in part to the decrease in average loans by $11.8 million for the three months ended March 31, 2012, compared to the same period in 2011. Also, part of the decrease was replaced by borrowings from the Federal Home Loan Bank of Dallas. Average borrowings increased by $4.4 million for the three months ended March 31, 2012, compared to the same period in 2011.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	March 31, 2012	December 31, 2011
Three months or less	$11,602	$4,458
Over three months through six months	2,908	11,295
Over six months through twelve months	14,288	8,155
Over twelve months	2,320	5,272

Total	$31,118	$29,180

Shareholders’ Equity

As of March 31, 2012, shareholders’ equity increased $4.5 million to $15.2 million, from $10.7 million as of December 31, 2011. The increase was due to $4.0 million in net proceeds from the rights offering and the limited public offering, and $528,000 of net income during the first quarter of 2012.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at March 31, 2012. See Note 14 to the financial statements included in this report. Additional liquidity is also provided through the Bank’s lines of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of March 31, 2012, our established credit line with the Federal Home Loan Bank of Dallas was $16.2 million, or 14.0% of assets, of which none was utilized. As of March 31, 2012, our established credit line with the Federal Reserve Bank of Dallas was $15.7 million, or 13.6% of assets, none of which was utilized. Additionally, we serve as trustee or custodian for $56.9 million in cash deposits held at BlackRock, Inc. in a money market fund, of which approximately $38.7 million could be held at the Bank in deposit accounts fully insured by the FDIC. At March 31, 2012, money market deposits included $23.1 million of the custodial cash, leaving $15.6 million available to the Bank.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, tier 1 capital to risk-weighted assets of 4.00%, and tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. On April 15, 2010, the Bank entered into the Agreement with the Comptroller requiring, among other provisions, that the Bank ultimately achieve and maintain certain capital ratios (See Item 1, Note 15, Regulatory Matters). The capital ratios required by the Agreement are 11.5% total capital to risk weighted assets and 9.00% tier 1 capital to average assets. Therefore, regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of March 31, 2012. As of March 31, 2012, the Bank’s total capital to risk weighted assets ratio was 17.43%, and the Bank’s tier 1 capital to average assets ratio was 14.15%, both of which were above the requirements set forth in the Agreement.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2012
Total Capital (to Risk Weighted Assets)	$15,027	17.43%	$6,899	>	8.00%	$8,623	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	13,945	16.17%	3,449	>	4.00%	5,174	>	6.00%

Tier 1 Capital (to Average Assets)	13,945	14.15%	3,943	>	4.00%	4,929	>	5.00%

As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$11,480	13.23%	$6,941	>	8.00%	$8,677	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,391	11.98%	3,471	>	4.00%	5,206	>	6.00%

Tier 1 Capital (to Average Assets)	10,391	10.24%	4,058	>	4.00%	5,073	>	5.00%

Liquidity Management

At March 31, 2012, the Company (excluding the Bank) had approximately $1.1 million in cash proceeds, which includes $108,000 of initial shareholder warrant and option exercises. These funds can be used for Company operations, investment and for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated and the Bank is no longer subject to the Agreement with the Comptroller.

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

At March 31, 2012, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $4.8 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $33.3 million at March 31, 2012.

The Bank’s significant contractual obligations and other potential funding needs at March 31, 2012 consist of:

	As of March 31, 2012
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$280	$371	$127	$-

Certificates of deposit	$33,258	$2,734	$1,074	$-

The Bank had cash and cash equivalents of $20.9 million, or 18.0% of total assets, at March 31, 2012.  Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of March 31, 2012, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $16.2, million or 14.0% of assets, none of which was utilized.  The established credit line with the Federal Reserve Bank of Dallas was $15.7 million, or 13.6% of assets, none of which was utilized at March 31, 2012.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of March 31, 2012, the loan to deposit ratio was 82.8%. Total trust custodial cash available to the Bank as of March 31, 2012 was approximately $38.7 million, of which $23.1 million was included in money market deposits, leaving a remaining balance of $15.6 million which is available to the Bank. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 34.2% of total assets as of March 31, 2012.  We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

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

T BANCSHARES, INC.

Date: May 15, 2012	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Senior Vice President and Chief Financial Officer/Principal Financial Officer

