Form 10-Q
period 2012-06-30
T Bancshares, Inc.
filed 2012-08-14
CIK 1272754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock as of August 14, 2012, was 4,021,932 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

T BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(000's) except shares information	June 30, 2012	December 31, 2011
	(unaudited)

ASSETS

Cash and due from banks	$972	$1,422
Interest-bearing deposits	19,778	27,878
Federal funds sold	72	183
Total cash and cash equivalents	20,822	29,483

Securities available for sale at estimated fair value	9,609	6,494
Securities, restricted at cost	841	1,011
Loans, net of allowance for loan losses of $1,263 and $1,352, respectively	83,746	82,278
Bank premises and equipment, net	272	317
Other real estate owned	982	1,729
Other assets	1,781	2,004
Total assets	$118,053	$123,316

LIABILITIES

Demand deposits:
Noninterest-bearing	$13,944	$13,980
Interest-bearing	54,714	61,284
Time deposits $100 and over	27,165	29,180
Other time deposits	4,924	6,781
Total deposits	100,747	111,225

Other liabilities	1,477	1,441
Total liabilities	102,224	112,666

SHAREHOLDERS’ EQUITY

Common stock, $ 0.01 par value; 10,000,000 shares authorized; 4,021,932 shares issued and outstanding at June 30, 2012 and 1,941,305 shares issued and outstanding at December 31, 2011	40	19
Additional paid-in capital	22,612	18,616
Retained deficit	(7,116)	(8,103)
Accumulated other comprehensive income	293	118
Total shareholders' equity	15,829	10,650
Total liabilities and shareholders' equity	$118,053	$123,316

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(000's) except earnings (loss) per share and shares outstanding	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Interest Income

Loan, including fees	$1,385	$1,644	$2,821	$3,411
Securities	62	58	112	105
Federal funds sold	-	-	-	2
Interest-bearing deposits	3	4	7	7
Total interest income	1,450	1,706	2,940	3,525

Interest Expense

Deposits	209	568	461	1,144
Borrowed funds	1	1	4	5
Total interest expense	210	569	465	1,149

Net interest income	1,240	1,137	2,475	2,376
Credit for loan losses	(137)	(65)	(240)	(47)

Net interest income after credit for loan losses	1,377	1,202	2,715	2,423

Noninterest Income

Trust income	2,159	2,215	4,329	4,350
Service fees	47	28	107	109
Total noninterest income	2,206	2,243	4,436	4,459

Noninterest Expense

Salaries and employee benefits	661	604	1,308	1,257
Occupancy and equipment	234	228	458	486
Trust expenses	1,856	1,824	3,641	3,644
Professional fees	131	298	247	420
Data processing	63	63	128	131
Other	178	104	382	2,453
Total noninterest expense	3,123	3,121	6,164	8,391

Net Income (Loss)	$460	$324	$987	$(1,509)

Earning (loss) per common share:
Basic	0.11	0.17	0.31	(0.78)
Diluted	0.11	0.17	0.31	(0.78)

Weighted average common shares outstanding	4,021,932	1,941,305	3,175,884	1,941,305
Weighted average diluted shares outstanding	4,024,098	1,943,316	3,177,318	1,941,305

See accompanying notes to consolidated financial statements

4

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2012	2011	2012	2011

Net Income (Loss)	$460	$324	$987	$(1,509)
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	156	97	175	128

Comprehensive income (loss)	$616	$421	$1,162	$(1,381)

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2011	$19	$18,580	$(7,452)	$(10)	$11,137

Net loss — YTD			(1,509)		(1,509)
Other comprehensive income				128	128
Stock based compensation		19			19
BALANCE, June 30, 2011	$19	$18,599	$(8,961)	$118	$9,775

BALANCE, January 1, 2012	$19	$18,616	$(8,103)	$118	$10,650

Net income — YTD			987		987
Other comprehensive income				175	175
Net proceeds from rights offering and limited public offering	21	3,979			4,000
Stock based compensation		17			17
BALANCE, June 30, 2012	$40	$22,612	$(7,116)	$293	$15,829

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(000's)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$987	$(1,509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Credit for loan losses	(240)	(47)
Depreciation and amortization	71	135
Net amortization of securities	23	28
Impairment of other real estate owned	14	137
(Gain) loss on sale of other real estate owned	(70)	-
Stock based compensation	17	19
Net change in other assets	223	147
Net change in other liabilities	36	1,202

Net cash provided by operating activities	1,061	112

Cash Flows from Investing Activities
Principal payments and maturities of securities held to maturity	-	57
Purchase of securities available for sale	(3,998)	(3,012)
Principal payments, calls and maturities of securities available for sale	1,034	465
Purchase of securities, restricted	(371)	(613)
Proceeds from sale of securities, restricted	541	1,070
Net change in loans	(1,228)	6,512
Proceeds from sale of other real estate owned	803	96
Purchases of premises and equipment	(25)	(14)

Net cash provided by (used in) investing activities	(3,244)	4,561

Cash Flows from Financing Activities
Net change in demand deposits	(6,606)	(7,754)
Net change in time deposits	(3,872)	(506)
Proceeds from borrowed funds	96,459	92,600
Repayment of borrowed funds	(96,459)	(94,600)
Net proceeds from rights offering	4,000	-

Net cash used in financing activities	(6,478)	(10,260)

Net change in cash and cash equivalents	(8,661)	(5,587)
Cash and cash equivalents at beginning of period	29,483	10,189

Cash and cash equivalents at end of period	$20,822	$4,602

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$482	$1,113
Income taxes	$-	$-

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

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The accounting and reporting policies of the Company reflect banking industry practice and conform to GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. The allowance for loan loss is the primary estimate by management, which is established through a provision for loan loss charged to expense. It is reasonably possible that actual results could differ significantly from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Accounting Standards Update (ASU) No. 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the Financial Accounting Standards Board (“FASB”) time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and did not have a significant impact on the Company’s interim financial statements.

NOTE 3. LOANS

Loans held in portfolio consisted of the following:

(000's)	June 30, 2012	December 31, 2011
Commercial and industrial	$60,012	$57,813
Consumer installment	717	221
Real estate — mortgage	19,626	20,148
Real estate — construction and land	4,742	5,495
Other	-	35

Total loans	85,097	83,712

Less allowance for loan losses	1,263	1,352
Less deferred loan fees	88	82

Net loans	$83,746	$82,278

Loan Origination/Risk Management.

T Bank, N.A. (the “Bank”) maintains written loan origination policy, procedures, and processes which address credit quality at several levels including individual loan level, loan type, and loan portfolio levels.

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

For all loan types, including loans acquired through purchase participations, the Bank establishes guidelines for its underwriting criteria including collateral coverage ratios, global debt service coverage ratios, and maximum amortization or loan maturity terms.

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

During the second quarter of 2012, the Bank purchased $891,000 of real estate – mortgage loans at a discount of $105,000. The discount is accreted to interest income on a level-yield method over the life of the loans. At June 30, 2012, unamortized discount was $105,000. The credit quality of loans acquired is reviewed at least quarterly.

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and 2011 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(000's)	Commercial and Industrial	Consumer Installment	Real Estate - Mortgage	Real Estate - Other	Total
Three months ended:
June 30, 2012
Balance, at beginning of quarter	$1,021	$5	$278	$79	$1,383
Provision (Credit) for loan losses	(107)	4	(20)	(14)	(137)
Charge-offs	-	-	-	-	-
Recoveries	16	-	-	1	17
Net recoveries	16	-	-	1	17
Balance, at end of quarter	$930	$9	$258	$66	$1,263

June 30, 2011
Balance, at beginning of quarter	$1,327	$16	$360	$126	$1,829
Provision (credit) for loan losses	(46)	(10)	(22)	13	(65)
Charge-offs	(247)	-	-	-	(247)
Recoveries	1	1	-	3	5
Net charge-offs	(246)	1	-	3	(242)
Balance, at end of quarter	$1,035	$7	$338	$142	$1,522

Six months ended:
June 30, 2012
Balance, at beginning of year	$951	$4	$312	$85	$1,352
Credit for loan losses	(122)	(21)	(54)	(43)	(240)
Charge-offs	(24)	-	-	-	(24)
Recoveries	125	26	-	24	175
Net recoveries	101	26	-	24	151
Balance, at end of period	$930	$9	$258	$66	$1,263

June 30, 2011
Balance, at beginning of year	$1,259	$16	$343	$136	$1,754
Provision (credit) for loan losses	16	(11)	(5)	(47)	(47)
Charge-offs	(247)	-	-	-	(247)
Recoveries	7	2	-	53	62
Net charge-offs	(240)	2	-	53	(185)
Balance, at end of period	$1,035	$7	$338	$142	$1,522

The Company’s allowance for loan losses as of June 30, 2012 and December 31, 2011 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(000's)	Commercial and Industrial	Consumer Installment	Real Estate - Mortgage	Real Estate - Other	Total
June 30, 2012
Loans individually evaluated for impairment	$125	$-	$-	$-	$125
Loans collectively evaluated for impairment	805	9	258	66	1,138
Total	$930	$9	$258	$66	$1,263

December 31, 2011
Loans individually evaluated for impairment	$97	$-	$-	$-	$97
Loans collectively evaluated for impairment	854	4	312	85	1,255
Total	$951	$4	$312	$85	$1,352

At June 30, 2012, there were $232,000 of commercial and industrial nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest, and at December 31, 2011, there were $79,000 of nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest.

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

The Company’s impaired loans and related allowance are summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
(000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
June 30, 2012
Commercial and industrial	$1,919	$1,025	$885	$1,910	$125	$2,332
Consumer installment	-	-	-	-	-	-
Real estate – mortgage	187	187	-	187	-	31
Real estate – construction and land	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$2,106	$1,212	$885	$2,097	$125	$2,363

December 31, 2011
Commercial and industrial	$2,397	$1,193	$1,169	$2,362	$97	$2,482
Consumer installment	-	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-	241
Real estate – construction and land	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$2,397	$1,193	$1,169	$2,362	$97	$2,723

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $150,000 during the year ended December 31, 2011. Such amounts for the six months ended June 30 2012 and 2011 were not significant. Interest that would have been recognized for the six months ended June 30, 2012 and 2011 on non-accrual loans if performed in accordance with their original contract terms was not significant.

Restructured loans are considered “trouble debt restructuring” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two.

The Company reassessed all restructurings that occurred during the three and six months ended June 30, 2012 for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying those receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Accounting Standards Codification (ASC) 310-10-35. The ASU requires prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired.

There were no troubled debt restructurings during the three months ended June 30, 2012. During the six months ended June 30, 2012, there was one troubled debt restructuring of a commercial and industrial loan with a restructuring date balance and a post-modification balance of $191,000. The modification was related to interest rate concession, adjustment of the amortization payment and renewal of the note. The restructured loan increased the allowance for loan losses by approximately $84,000. As of June 30, 2012, one commercial and industrial loan totaling $1.0 million met the criteria for removal as a trouble debt restructuring.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2012. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of June 30, 2012 and December 31, 2011, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including internal credit risk based on past experiences as well as external statistics and factors.   Loans are classified in one of six categories: (i) pass, (ii) pass-watch, (iii) special mention, (iv) substandard, (v) doubtful, or (vi) loss. Loans classified as loss are charged-off.

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

Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.

Credits rated doubtful are those in which full collection of principal appears highly questionable, and which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss.

The following summarizes the Company’s internal ratings of its loans:

		Special
(000's)	Pass	Mention	Substandard	Doubtful	Total
June 30, 2012
Commercial and industrial	$58,220	$595	$1,197	$-	$60,012
Consumer installment	717	-	-	-	717
Real estate - mortgage	17,223	1,601	802	-	19,626
Real estate – construction and land	2,511	2,231	-	-	4,742
Other	-	-	-	-	-
Total	$78,671	$4,427	$1,999	$-	$85,097

December 31, 2011
Commercial and industrial	$55,071	$1,226	$1,516	$-	$57,813
Consumer installment	221	-	-	-	221
Real estate - mortgage	16,785	2,733	630	-	20,148
Real estate – construction and land	3,000	2,495	-	-	5,495
Other	35	-	-	-	35
Total	$75,112	$6,454	$2,146	$-	$83,712

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(000's)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
June 30, 2012
Commercial and industrial	$71	$59	$-	$59,882	$60,012	$-
Consumer installment	-	-	-	717	717	-
Real estate – mortgage	-	-	-	19,626	19,626	-
Real estate – construction and land	-	-	-	4,742	4,742	-
Other	-	-	-	-	-	-
Total	$71	$59	$-	$84,967	$85,097	$-

December 31, 2011
Commercial and industrial	$-	$-	$-	$57,813	$57,813	$-
Consumer installment	-	-	-	221	221	-
Real estate – mortgage	-	-	-	20,148	20,148	-
Real estate – construction and land	-	-	-	5,495	5,495	-
Other	-	-	-	35	35	-
Total	$-	$-	$-	$83,712	$83,712	$-

 NOTE 4. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	June 30, 2012
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,987	$130	$1	$6,116
Mortgage-backed securities	3,329	164	-	3,493
Total securities available for sale	$9,316	$294	$1	$9,609

Securities, restricted:
Other	$841	$-	$-	$841

	December 31, 2011
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$3,580	$66	$7	$3,639
Mortgage-backed securities	2,796	59	-	2,855
Total securities available for sale	$6,376	$125	$7	$6,494

Securities, restricted:
Other	$1,011	$-	$-	$1,011

At June 30, 2012 and December 31, 2011, securities with market value of $6.3 million and $5.1 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and one security with market value of $169,000 and $318,000, respectively, was pledged against trust deposit balances held at Bank. One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at June 30, 2012 and December 31, 2011 with market value of $1.1 million. The Bank held Federal Reserve Bank of Dallas stock in the amount of $422,500 and $420,000 at June 30, 2012 and December 31, 2011, respectively. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $418,900 and $590,900 at June 30, 2012 and December 31, 2011, respectively. Both of the Federal Reserve Bank of Dallas stock and the Federal Home Loan Bank of Dallas stock are carried at cost and are reported as “Securities, restricted” in the tables above.

The amortized cost and estimated fair value of securities, at June 30, 2012 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(000's)	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,000	$999
Due after five years through ten years	4,019	4,053
Due after ten years	968	1,064
Mortgage-backed securities	3,329	3,493
Total	$9,316	$9,609

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at June 30, 2012 and December 31, 2011 were as follows:

(000's)	June 30, 2012	December 31, 2011
Leasehold improvements	$929	$929
Furniture and equipment	1,945	1,925
	2,874	2,854
Less: accumulated depreciation	2,602	2,537
Balance at end of period	$272	$317

NOTE 7. OTHER REAL ESTATE OWNED AND OTHER ASSETS

Other assets consisted of the following at June 30, 2012 and December 31, 2011:

(000's)	June 30, 2012	December 31, 2011
Prepaid assets	$728	$874
Accounts receivable – trust fees	730	815
Accrued interest receivable	284	283
Other	39	32
Total	$1,781	$2,004

Other Real Estate Owned (“OREO”) totaled $982,000 and $1.7 million at June 30, 2012 and December 31, 2011, respectively, which are initially recorded at lower of loan balance or fair value less costs to sell the asset. The OREO assets are actively being marketed, and disposal of the assets is anticipated to occur in the next 12 months. Included in other noninterest expense for the six months ended June 30, 2012 was approximately $14,000 for impairment of OREO (see Note 17), compared to $137,000 for the same period in 2011.

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of June 30, 2012		As of December 31, 2011
Noninterest bearing demand	$13,944	14%	$13,980	13%
Interest bearing demand (NOW)	3,358	3	3,236	3
Money market accounts	51,002	51	57,660	52
Savings accounts	354	-	388	0
Certificates of deposit, $100,000 and greater	27,165	27	29,180	26
Certificates of deposit, less than $100,000	4,924	5	6,781	6
Total	$100,747	100%	$111,225	100%

At June 30, 2012, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2012	$10,253
2013	16,903
2014	1,741
2015	2,378
2016	575
2017	239
Total	$32,089

NOTE 9. BORROWED FUNDS

The Company had no borrowings as of June 30, 2012 and December 31, 2011. The Company has a $13.2 million credit line with the Federal Reserve Bank of Dallas, which is secured by $18.8 million in pledged commercial and industrial loans and a security with carrying value of $1.1 million, and a $15.9 million credit line with the Federal Home Loan Bank of Dallas which is secured by $9.7 million in pledged real estate loans and $6.3 million in securities with collateral value of $6.2 million.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at June 30, 2012 and December 31, 2011:

(000's)	June 30, 2012	December 31, 2011
Trust advisor fees payable	$1,028	$1,018
Audit fees	114	131
Interest payable	27	43
Incentive compensation	120	21
Franchise & property taxes	19	68
Legal	11	14
Other accruals	158	146
Total	$1,477	$1,441

NOTE 11. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examination for years before 2008. No federal income tax expense has been recorded for the six months ended June 30, 2012 and 2011 as net operating losses are being used to offset taxable income. Based upon the Company’s limited operating history, the federal income tax benefit of these losses has a valuation allowance equal to the amount of the benefit. As of December 31, 2011, the Company had net tax operating loss carry forwards of approximately $5.6 million that will ultimately expire in 2031, if not used. This amount is lower than the losses reflected in the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 12. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan (the “Plan”) at the annual shareholder meeting held on June 2, 2005. The Plan authorizes the granting of options to purchase up to 260,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The Plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the Plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The Plan has a term of 10 years. The Plan is administered by the Board of Directors. As of June 30, 2012 and December 31, 2011, options to purchase a total of 210,000 shares of common stock were issued and outstanding with a weighted average exercise price of $9.12. These options vest through May 2015. These options were included in the earnings per share computation for the three months and six months ended June 30, 2012. These options were included in the earnings (loss) per share computations for the three months ended June 30, 2011, and were not included in the earnings (loss) per share computations for the six months ended June 30, 2011, because their effect was anti-dilutive.

The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Company’s stock option plan for the six months ended June 30, 2012:

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the period	210,000	$9.12
Granted	-	-
Exercised	-	-
Expired / forfeited	-	-

Outstanding at end of period	210,000	$9.12
Exercisable at end of period	184,000	$9.74
Available for grant at end of period	39,000

The weighted average remaining contractual life of options outstanding at June 30, 2012 was 4.2 years.

NOTE 13. STOCK WARRANTS

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at June 30, 2012. These warrants are exercisable at a price of $10 per share at any time until November 2, 2014. The outstanding warrants could potentially dilute earnings per share, but were not included in the earnings (loss) per share computations for the respective three and six months ended June 30, 2012 and 2011, because their effect was anti-dilutive.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2012, the Company had commitments to extend credit and standby letters of credit of approximately $6.1 million and $10,000, respectively. At December 31, 2011, the Company had commitments to extend credit and standby letters of credit of approximately $3.2 million and $10,000, respectively.

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

NOTE 15. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken could have a direct material effect on the Bank's and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

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

Although as of June 30, 2012, the Bank’s capital ratios exceeded the requirements set forth in the Agreement, there is no assurance the Bank will continue to meet those requirements in the future. To be categorized as well capitalized under prompt corrective action provisions, the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table below. However, regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of June 30, 2012. The capital ratios required by the Agreement are 11.5% total capital to risk weighted assets and 9.00% tier 1 capital to average assets. As of June 30, 2012, the Bank’s total capital to risk weighted assets ratio was 17.89%. The Bank’s tier 1 capital to average assets ratio was 14.63%. Both ratios exceed the requirements set forth in the Agreement. If the Bank fails to meet the minimum capital requirements set forth in the Agreement, the Comptroller may provide written notice that the Bank’s capital is materially deficient. Should that occur, the Bank would have 60 days to submit a capital contingency plan to the Comptroller for review.

If as a result of its review or examination of the Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, liquidity, earnings ability, or other aspects of its operations have worsened or that it or its management is violating or has violated the Agreement, or failed to comply with any provision of the Agreement, or any law or regulation, various additional remedies are available to the Comptroller. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which would result in the seizure of the Bank by its regulators. As of June 30, 2012, the Comptroller has made no such determination relating to any of the aforementioned aspects of the Bank’s operations.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of June 30, 2012
Total Capital (to Risk Weighted Assets)	$15,566	17.89%	$6,960	>	8.00%	$8,700	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	14,476	16.64%	3,480	>	4.00%	5,220	>	6.00%

Tier 1 Capital (to Average Assets)	14,476	14.63%	3,958	>	4.00%	4,948	>	5.00%

As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$11,480	13.23%	$6,941	>	8.00%	$8,677	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,391	11.98%	3,471	>	4.00%	5,206	>	6.00%

Tier 1 Capital (to Average Assets)	10,391	10.24%	4,058	>	4.00%	5,073	>	5.00%

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(000's)	June 30, 2012	December 31, 2011

ASSETS

Cash and due from banks	$1,060	$97
Investment in subsidiary	14,769	10,509
Other assets	-	44

Total assets	$15,829	$10,650

LIABILITIES AND CAPITAL

Capital	15,829	10,650

Total liabilities and capital	$15,829	$10,650

T BANCSHARES, INC.

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2012	2011	2012	2011

Equity in income (loss) from subsidiary	$531	$384	$1,085	$(1,434)

Noninterest expense:
Professional and administrative	63	51	81	56
Stock based compensation	8	9	17	19
Total noninterest expenses	71	60	98	75

Net income (loss)	$460	$324	$987	$(1,509)

 T BANCSHARES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2012	2011	2012	2011

Net income (loss)	$460	$324	$987	$(1,509)
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	156	97	175	128

Comprehensive income (loss)	$616	$421	$1,162	$(1,381)

T BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(000's)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$987	$(1,509)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) loss of Bank	(1,085)	1,434
Stock based compensation	17	19
Net change in other assets	44	-
Net change in other liabilities	-	(13)
Net cash used in operating activities	(37)	(69)

Cash Flows from Investing Activities
Contribution to Bank	(3,000)	-

Cash Flows from Financing Activities
Net proceeds from rights offering	4,000	-

Net change in cash and cash equivalents	963	(69)
Cash and cash equivalents at beginning of period	97	256

Cash and cash equivalents at end of period	$1,060	$187

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2012
Securities available for sale:
U.S. government agencies	$-	$6,116	$-	$6,116
Mortgage-backed securities	-	3,493	-	3,493

As of December 31, 2011
Securities available for sale:
U.S. government agencies	$-	$3,639	$-	$3,639
Mortgage-backed securities	-	2,855	-	2,855

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. From December 31, 2011 to June 30, 2012, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At June 30, 2012, impaired loans with a carrying value of $886,000 were reduced by specific valuation allowances totaling $125,000 resulting in a net fair value of $761,000, based on Level 3 inputs. At December 31, 2011, impaired loans with a carrying value of $1.2 million were reduced by specific valuation allowances totaling $97,000 resulting in a net fair value of $1.1 million, based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk.

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned which, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of other real estate owned on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, were re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate owned is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management.

The following table presents other real estate owned that were re-measured subsequent to their initial transfer to OREO from loans and reported at fair value:

	Six Months Ended June 30,
	2012	2011
Carrying value of other real estate owned prior to re-measurement	$996	$2,194
Write-downs included in other non-interest expense	(14)	(137)

Fair value	$982	$2,057

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

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	June 30, 2012
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$20,822	$20,822
Level 2 inputs:
Securities, restricted	841	841
Loans, net	83,746	85,616
Accrued interest receivable	284	284
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	13,944	13,944
Level 2 inputs:
Interest bearing deposits	86,803	88,301
Accrued interest payable	27	27

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$29,483	$29,483
Securities available for sale	6,494	6,494
Loans, net	82,278	84,596
Accrued interest receivable	283	283

Financial liabilities
Deposits	111,225	112,038
Accrued interest payable	43	43

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of June 30, 2012 and December 31, 2011, and our consolidated results of operations for the three and six months ended June 30, 2012 and 2011. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, including the following:

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

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake and the neighboring Texas communities. As of June 30, 2012, we had, on a consolidated basis, total assets of $118.1 million, net loans of $83.7 million, total deposits of $100.7 million, and shareholders’ equity of $15.8 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, and a branch office at 8100 North Dallas Parkway, Plano, Texas.

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank. The Bank opened for business on November 2, 2004.

The following discussion focuses on our financial condition at June 30, 2012 and December 31, 2011, and our results of operations for the three and six months ended June 30, 2012 and 2011.

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

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Number of Days	Total
Federal funds sold	$-	$-	$-	$-
Securities and other	(4)	7	-	3
Loans, net of reserve (1)	(107)	(152)	-	(259)

Total earning assets	(111)	(145)	-	(256)

NOW	(2)	-	-	(2)
Money market	(16)	10	-	(6)
Certificates of deposit $100,000 or less	(34)	(35)	-	(69)
Certificates of deposit $100,000 or more	(213)	(69)	-	(282)
Borrowed funds	-	-	-	-

Total interest-bearing liabilities	(265)	(94)	-	(359)

Changes in net interest income	$154	$(51)	$-	$103

	Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Number of Days	Total
Federal funds sold	$-	$(1)	$-	$(1)
Securities and other	(5)	11	1	7
Loans, net of reserve (1)	(250)	(360)	19	(591)

Total earning assets	(255)	(350)	20	(585)

NOW	(4)	1	-	(3)
Money market	(32)	11	-	(21)
Certificates of deposit $100,000 or less	(61)	(70)	1	(130)
Certificates of deposit $100,000 or more	(379)	(154)	5	(528)
Borrowed funds	(3)	1	-	(2)

Total interest-bearing liabilities	(479)	(211)	6	(684)

Changes in net interest income	$224	$(139)	$14	$99

(1)	Average loans include non-accrual.

Net interest income for the second quarter of 2012 increased $103,000, or 9.1%, compared to the same period in the prior year. The increase was due to decreased rates paid on interest-bearing deposits, partially offset by a decrease in loan volume and lower yields earned on loans due to the lower interest rate environment.

Total interest income for the three months ended June 30, 2012 decreased $256,000, or 15.0%, compared to the same period in 2011. Average earning asset volume decreased $7.3 million, or 7.2%, to $95.1 million for the three months ended June 30, 2012, compared to $102.4 million for the same period in the prior year.  The decrease was due to reduction in loan volume. The average interest yield decreased to 6.1%, or 9.0%, for the three months ended June 30, 2012, compared to 6.7% for the same period in the prior year.

Total interest expense for the three months ended June 30, 2012 decreased $359,000, or 63.1%, compared to the same period in 2011. For the three month-period ended June 30, 2012, the average interest yield for interest-bearing liabilities decreased to 1.2%, or 57.1%, compared to 2.8% for the same period in 2011. Average interest bearing deposit volume fell $13.1 million, or 16.7%, to $65.4 million for the three months ended June 30, 2012, compared to $78.5 million for the same period in 2011. Average borrowed funds decreased $540,000, or 12.9%, to $3.7 million for the three months ended June 30, 2012, compared to $4.2 million for the same period in the prior year.

Net interest income for the first six months of 2012 increased $99,000, or 4.2%, compared to the same period in the prior year.  The increase was due primarily to decreased rates paid on interest-bearing deposits, partially offset by a decrease in loan volume and lower yields earned on loans due to the lower interest rate environment.

Total interest income decreased $585,000, or 16.6%, to $2.9 million for the six months ended June 30, 2012, compared to $3.5 million for the same period in the prior year. The average interest yield decreased to 6.2%, or 8.8%, for the six months ended June 30, 2012, compared to 6.8% for the same period in the prior year.  Average earning asset volume fell $10.1 million, or 9.7%, to $94.5 million for the six months ended June 30, 2012, compared to $104.6 million for the same period in the prior year.

Total interest expense decreased by $684,000, or 59.5%, to $465,000 for the six months ended June 30, 2012, compared to $1.1 million for the six months ended June 30, 2011.  The decrease in interest expense is due primarily to a decrease in rates paid on interest-bearing deposits.  For the six month period ended June 30, 2012, the average rate paid for interest earning deposits decreased to 1.3% as compared to 2.8% for the same period in the prior year.  Average interest bearing deposit volume decreased $15.8 million, or 19.3%, to $65.7 million for the six months ended June 30, 2012, compared to $81.5 million for the same period in the prior year.  Average borrowed funds increased $1.9 million, or 46.3%, to $6.0 million for the six months ended June 30, 2012, compared to $4.1 million for the same period in the prior year

Key Performance Indicators at June 30, 2012

The following were key indicators of our performance and results of operations through the first two quarters of 2012:

•	total assets were $118.1 million at the end of the second quarter of 2012, representing a decrease of $5.2 million, or 4.2%, from $123.3 million at the end of 2011;

•	total loans, net of allowance for loan losses and deferred loan fees, increased $1.4 million, or 1.7% to $83.7 million at the end of the second quarter of 2012, compared to $82.3 million at the end of 2011;

•	total deposits were $100.7 million at the end of the second quarter of 2012, representing a decrease of $10.5 million, or 9.4%, from $111.2 million at the end of 2011;

•	net income was $460,000 for the three months ended June 30, 2012, compared to $324,000 for the same period in the prior year. Net income was $987,000 for the six months ended June 30, 2012, compared to a net loss of $1.5 million for the same period in the prior year. The Bank recorded a reserve of $2.1 million in the first quarter of 2011 to correct the value of participants’ investments in certain collective investment funds administered by the Bank’s trust department. The $600,000 difference represents operating income during first six months of 2011;

•

total revenue decreased $600,000 and was $7.4 million for the first six months of 2012, compared to $8.0 million for the same period in the prior year. The decrease was due to the decrease in interest income;

•	Tier 1 capital to average assets and total capital ratios for the Bank were 14.63% and 17.89% compared to 10.24% and 13.23% at December 31, 2011. The increase was primarily due to a $3.0 million capital injection. The Company received net proceeds of $4.0 million from the rights offering and the limited public offering in the first quarter of 2011, and contributed $3.0 million of the total net proceeds to the Bank.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three and six months ended June 30, 2012 and 2011.

FINANCIAL SUMMARY

Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended June 30,
	2012			2011
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve (1)	$80,249	$1,385	6.9%	$89,078	$1,644	7.4%
Federal funds sold	310	-	0.2%	456	-	0.2%
Securities and other	14,493	65	1.8%	12,858	62	1.9%
Total earning assets	95,052	1,450	6.1%	102,392	1,706	6.7%
Cash and other assets	3,894			5,414
Total assets	$98,946			$107,806

Interest-bearing liabilities
NOW accounts	$3,713	3	0.3%	$3,270	5	0.6%
Money market accounts	26,540	37	0.6%	19,493	43	0.9%
Savings accounts	365	-	0.5%	266	-	0.6%
Certificates of deposit less than $100,000	5,339	30	2.3%	11,406	99	3.5%
Certificates of deposit $100,000 or greater	29,449	139	1.9%	44,100	421	3.8%
Total interest bearing deposits	65,406	209	1.3%	78,535	568	2.9%
Borrowed funds	3,661	1	0.1%	4,201	1	0.1%
Total interest bearing liabilities	69,067	210	1.2%	82,736	569	2.8%
Noninterest bearing deposits	14,550			12,654
Other liabilities	943			2,401
Shareholders’ equity	14,386			10,015
Total liabilities and shareholders’ equity	$98,946			$107,806

Net interest income		1,240			1,137
Net interest spread			4.9%			3.9%
Net interest margin			5.2%			4.4%

Credit for loan loss		(137)			(65)
Non-interest income		2,206			2,243
Non-interest expense		3,123			3,121
Income before income taxes		460			324
Income taxes expense (benefit)		-			-
Net income		$460			$324

Earnings per share		$0.11			$0.17
Return on average equity		12.79%			12.94%
Return on average assets		1.86%			1.20%
Equity to assets ratio		14.54%			9.29%

(1)	Includes nonaccrual loans

FINANCIAL SUMMARY

Consolidated Daily Average Balances, Average Yields and Rates

	Six Months Ended June 30,
	2012			2011
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve(1)	$80,705	$2,821	7.0%	$91,005	$3,411	7.6%
Federal funds sold	261	-	0.2%	1,363	2	0.2%
Securities	13,533	119	1.8%	12,273	112	1.8%
Total earning assets	94,499	2,940	6.2%	104,641	3,525	6.8%
Cash and other assets	4,257			5,549
Total assets	$98,756			$110,190

Interest-bearing liabilities
NOW accounts	$3,475	5	0.3%	$2,899	9	0.6%
Money market accounts	26,881	74	0.6%	23,122	95	0.8%
Savings accounts	360	1	0.5%	227	1	0.7%
Certificates of deposit less than $100,000	5,883	72	2.5%	11,627	202	3.5%
Certificates of deposit $100,000 or greater	29,111	309	2.1%	43,585	837	3.9%
Total interest bearing deposits	65,710	461	1.4%	81,460	1,144	2.8%
Borrowed funds	5,962	4	0.1%	4,051	5	0.3%
Total interest bearing liabilities	71,672	465	1.3%	85,511	1,149	2.7%
Noninterest bearing deposits	13,454			12,188
Other liabilities	973			1,968
Shareholders’ equity	12,657			10,523
Total liabilities and shareholders’ equity	$98,756			$110,190

Net interest income		2,475			2,376
Net interest spread			4.9%			4.1%
Net interest margin			5.2%			4.5%

Credit for loan loss		(240)			(47)
Non-interest income		4,436			4,459
Non-interest expense		6,164			8,391
Income (loss) before income taxes		987			(1,509)
Income taxes expense (benefit)		-			-
Net income (loss)		$987			$(1,509)

Earnings (loss) per share		0.31			(0.78)
Return on average equity		15.60%			(28.68)%
Return on average assets		2.00%			(2.74)%
Equity to assets ratio		12.82			9.55%

(1)	Includes nonaccrual loans

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The provision for loan losses totaled a net credit of $137,000 and $240,000 for the three and six months ended June 30, 2012, compared to a net credit of $65,000 and $47,000 for the three and six months ended June 30, 2011. The provision amounts are directly related to loan volumes and losses. We had no charge-offs and recoveries of $17,000 during the three months ended June 30, 2012, compared to charge-offs of $247,000 and recoveries of $5,000 for the same period in the prior year. We had charge-offs of $24,000 and recoveries of $175,000 during the six months ended June 30, 2012, compared to charge-offs of $247,000 and recoveries of $62,000 for the same period in the prior year.

Non-interest Income

Non-interest income was primarily attributable to fee income generated by the Company for trust services and service charges on depository accounts.

Total non-interest income decreased $37,000, or 1.6%, to $2.2 million for the three months ended June 30, 2012, compared to the same period in the prior year.

Total non-interest income decreased $23,000, or 0.5%, to $4.4 million for the six months ended June 30, 2012, compared to the same period in the prior year.

Trust income is earned on the value of managed and non-managed assets held in custody. For the three and six months ended June 30, 2012, trust income totaled $2.2 million and $4.3 million, unchanged for the same period in the prior year.

Other income for the three and six months ended June 30, 2012 were $47,000 and $107,000, compared to $28,000 and $109,000 for the same periods in the prior year.

Non-interest Expense

Total non-interest expense for the three months ended June 30, 2012 was $3.1 million which was unchanged for the same period in the prior year. Changes in the components of non-interest expense for the three months ending June 30, 2012 and 2011 are discussed below.

Salaries and employee benefits increased $57,000, or 0.9%, to $661,000 for the three months ended June 30, 2012, compared to $604,000 for the same period in the prior year. The increase was due to increase in bonus expense accrual and normal annual merit increases.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment. For the three months ended June 30, 2012, occupancy and equipment expense increased $6,000, or 2.6%, to $234,000, compared to $228,000 for the same period in the prior year.

Trust expenses are advisory fees paid to a fund advisor to advise the Bank on the common investment funds held in the trust department and are based on the value of the assets held in custody. For the three months ended June 30, 2012, trust expenses increased $32,000, or 1.7%, to $1.9 million, compared to the same period in the prior year.

Professional fees decreased $167,000, or 56.0%, to $131,000 for the three months ended June 30, 2012, compared to $298,000 for the same period in the prior year. The decrease was primarily due to decrease in legal expense and audit fees.

Data processing fees for the three months ended June 30, 2012 was $63,000, unchanged for the same period in the prior year.

Other expenses increased $74,000, or 71.1%, to $178,000 for the three months ended June 30, 2012, compared to $104,000 for the same period in the prior year. In the second quarter of 2011, we reversed $171,000 of the reserve which was recorded in the first quarter of 2011 to correct the value of participants’ investments in certain collective investment funds administered by the Bank’s trust department. This was partially offset by a write down of other real estate owned of $79,000 in the second quarter of 2011 and an increase in employee recruitment expense of $15,000 in the second quarter of 2012.

Total non-interest expense decreased $2.2 million, or 26.5%, to $6.2 million for the six months ended June 30, 2012, compared to $8.4 million for the same period in the prior year. Changes in the components of non-interest expense for the six months ending June 30, 2012 and 2011 are discussed below.

Salaries and employee benefits increased $51,000, or 4.1%, to $1.3 million for the six months ended June 30, 2012, compared to the same period in the prior year. The increase was due to increase in bonus expense accrual and normal annual merit increases.

Occupancy and equipment expenses decreased $28,000, or 5.8%, to $458,000 for the six months ended June 30, 2012, compared to $486,000 for the same period in the prior year. The decrease was related to decrease in depreciation expense, partially offset by increase in service contract expense.

Trust expenses are advisory fees paid to a fund advisor to advise the Bank on the common investment funds held in the trust department and are based on the value of the assets held in custody. Trust expenses for the six months ended June 30, 2012 was $3.6 million, unchanged for the same period in the prior year.

Professional fees decreased $173,000, or 41.1%, to $247,000 for the six months ended June 30, 2012, compared to $420,000 for the same period in the prior year. The decrease was primarily due to decrease in legal expense and audit fees.

Data processing fees decreased $3,000, or 2.3%, to $128,000 for the six months ended June 30, 2012, compared to $131,000 for the same period in the prior year.

Other expenses decreased $2.1 million, or 84.4%, to $382,000 for the six months ended June 30, 2012, compared to $2.5 million for the same period in the prior year. The decrease is primarily attributable to the reserve of $2.1 million recorded in the first quarter of 2011, to correct the value of participants’ investments in certain collective investment funds administered by the Bank’s trust department.

Income Taxes

No federal income tax expense was recorded for the three and six months ended June 30, 2012 and 2011, due to available operating losses to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has a valuation allowance equal to the benefit. Cumulative net operating loss available to carry forward for tax purposes is approximately $5.6 million as of December 31, 2011.

Financial Condition

Our total assets as of June 30, 2012 were $118.1 million, compared to $123.3 million as of December 31, 2011. The $5.3 million decrease was primarily attributed to decrease in interest-bearing deposits, partially offset by increase in net loans.

Net loans as of June 30, 2012 were $83.7 million, compared to $82.3million as of December 31, 2011.

Deposits decreased $10.5 million to $100.7 million as of June 30, 2012, compared to $111.2 million as of December 31, 2011. The decrease was primarily due to reduction in money market deposits related to the Bank’s custodial deposits held by its trust department.

As of June 30, 2012, shareholders’ equity increased $5.1 million to $15.8 million, compared to $10.7 million as of December 31, 2011. The increase was due to $4.0 million in net proceeds from the rights offering and the limited public offering, and $987,000 of net income for the six months ended June 30, 2012.

Cash and Due From Banks

Cash and due from banks decreased $450,000 to $972,000, compared to $1.4 million as of December 31, 2011. The reduction is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits decreased $8.1 million to $19.8 million as of June 30, 2012, compared to $27.9 million as of December 31, 2011. The decrease was related to the decrease in custodial deposits held by the Bank’s trust department. Federal funds sold at June 30, 2012 were $72,000, compared to $183,000 as of December 31, 2011. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of June 30, 2012, our securities included Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost of $422,500 and $418,900, respectively, with an estimated fair value that approximated cost. We also had government agency securities with amortized cost of $6.0 million and fair value of $6.1 million and mortgage-backed securities with amortized cost of $3.3 million and fair value of $3.5 million. Weighted average yield of the securities portfolio as of June 30, 2012 was 2.9%. Securities with market value of $6.3 million were pledged against the Bank’s borrowing line of credit at the Federal Home Loan Bank of Dallas, one security with market value of $1.1 million was pledged against the Bank’s line of credit at the Federal Reserve Bank of Dallas, and one security with market value of $169,000 was pledged against trust deposit balances held at the Bank.

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

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(000's)	June 30, 2012	December 31, 2011
Commercial and industrial	$60,012	$57,813
Consumer installment	717	221
Real estate — mortgage	19,626	20,148
Real estate — construction and land	4,742	5,495
Other	-	35
Total loans	85,097	83,712

Less allowance for loan losses	1,263	1,352
Less deferred loan fees	88	82
Total net loans	$83,746	$82,278

As of June 30, 2012 and December 31, 2011, our total net loans were $83.7 million and $82.3 million, respectively. Total loans, net of reserves and deferred fees, as a percentage of total assets were 70.9% as of June 30, 2012, and 66.7% as of December 31, 2011.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of June 30, 2012 and December 31, 2011, commercial loans totaled $60.0 million and $57.8 million, representing approximately 70.5% and 69.1% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of June 30, 2012 and December 31, 2011, consumer loans totaled $717,000 and $221,000, approximately 0.8% and 0.3% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At June 30, 2012 and December 31, 2011, real estate loans totaled $24.4 million and $25.6 million, approximately 28.7% and 30.6% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of June 30, 2012, our commercial loan portfolio included $59.0 million of loans, approximately 69.4% of our total funded loans, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of June 30, 2012:

	As of June 30, 2012
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial (1)	$4,623	$7,675	$23,143	$20,647	$3,924	$60,012
Consumer installment	408	309	-	-	-	717
Real estate — mortgage	3,548	7,610	4,400	165	3,903	19,626
Real estate — construction and land	3,009	1,619	-	-	114	4,742
Other	-	-	-	-	-	-
Total	$11,588	$17,213	$27,543	$20,812	$7,941	$85,097

(1)	Includes nonaccrual and other loans at June 30, 2012.

Nonperforming Loans and Assets

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of June 30, 2012, we had no loans 90 days or more past due and still accruing interest, $232,000 in loans on nonaccrual status and $982,000 in OREO. At December 31, 2011, we had no loans 90 days or more past due and still accruing interest, $79,000 in loans on nonaccrual status and $1.7 million in OREO.  Total nonperforming assets as of June 30, 2012 was $1.2 million, a decrease of 32.9% compared to $1.8 million as of December 31, 2011. The decrease was primarily attributable to sale of OREO.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At June 30, 2012 the Company had $4.4 million in special mention loans, $2.0 million in substandard loans and no doubtful loans, At December 31, 2012 the Company had $6.5 million in special mention loans, $2.1 million in substandard loans and no doubtful loans.

The following table sets forth certain information regarding nonaccrual loans by type, other real estate owned, restructured loans accruing and loans past due 90 days and accruing as of the dates indicated:

	June 30, 2012		December 31, 2011
(000's, except percentages):	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets

Commercial and industrial	$232	0.20%	$79	0.06%
Real estate — mortgage	-	-	-	-
Real estate — construction and land	-	-	-	-
Consumer and other	-	-	-	-
Total nonaccrual loans	232	0.20%	79	0.06%
Other real estate owned	982	0.83%	1,729	1.40%
Total non-performing assets	$1,214	1.03%	$1,808	1.47%
Restructured loans accruing	$713	0.60%	$1,759	1.43%
Loans past due 90 days and accruing	$-	-%	$-	-%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $150,000 during the year ended December 31, 2011. If interest on impaired loans had been recognized on a full accrual basis during the year ended December 31, 2011, income would have increased by approximately $23,000. Interest income recognized and interest not recognized on impaired loans during the three and six months ended June 30, 2012 and 2011 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.3 million at June 30, 2012 and December 31, 2011, respectively, or 1.5% and 1.6%, respectively, of total funded loans.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had charge-offs of $24,000 and recoveries of $175,000 during the six months ended June 30, 2012. During the six months ended June 30, 2011, we had charge-offs of $247,000 and recoveries of $62,000.

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

(000's)	As of June 30, 2012		As of December 31, 2011
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$930	73.7%	$950	70.3%
Consumer installment	9	0.7	4	0.3
Real estate — mortgage	258	20.4	312	23.1
Real estate — construction and land	66	5.2	86	6.3
Total allowance for loan losses	$1,263	100.0%	$1,352	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $272,000 as of June 30, 2012 and $317,000 at December 31, 2011.

Deposits

Deposits are our primary source of funding. Total deposits at June 30, 2012 and December 31, 2011 were $100.7 million and $111.2 million, respectively, representing a decrease of $10.5 million, or 9.4%. The decrease was primarily due to reduction in money market deposits related to the Bank’s custodial deposits held by its trust department.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended June 30, 2012 and 2011:

	For the six months ended
(000's)	June 30, 2012			June 30, 2011
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$13,454	17.0%	0.0%	$12,188	13.0%	0.0%
NOW accounts	3,475	4.4	0.3	2,899	3.1	0.6
Money market accounts	26,881	34.0	0.6	23,122	24.7	0.8
Savings accounts	360	0.4	0.5	227	0.3	0.7
Certificates of deposit, less than $100,000	5,883	7.4	2.5	11,627	12.4	3.5
Certificates of deposit, $100,000 or greater	29,111	36.8	2.1	43,585	46.5	3.9

Total deposits	$79,164	100.00%	1.2%	$93,648	100.00%	2.4%

The average volume of certificates of deposits decreased $20.2 million for the six months ended June 30, 2012, compared to the same period in 2011. The decrease was related in part to the decrease in average loans by $10.3 million for the six months ended June 30, 2012, compared to the same period in 2011. Also, part of the decrease was replaced by money market deposits and borrowings from the Federal Home Loan Bank of Dallas. Money market deposits increased $3.8 million for the six months ended June 30, 2012, compared to the same period in 2011. Average borrowings increased by $1.9 million for the six months ended June 30, 2012, compared to the same period in 2011.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	June 30, 2012	December 31, 2011
Three months or less	$2,915	$4,458
Over three months through six months	5,612	11,295
Over six months through twelve months	13,017	8,155
Over twelve months	5,621	5,272

Total	$27,165	$29,180

Shareholders’ Equity

As of June 30, 2012, shareholders’ equity increased $5.2 million to $15.8 million, from $10.7 million as of December 31, 2011. The increase was due to $4.0 million in net proceeds from the rights offering and the limited public offering, and $987,000 of net income during the six months ended June 30, 2012.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at June 30, 2012. See Note 14 to the financial statements included in this report. Additional liquidity is also provided through the Bank’s lines of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of June 30, 2012, our established credit line with the Federal Home Loan Bank of Dallas was $15.9 million, or 13.5% of assets, of which none was utilized. As of June 30, 2012, our established credit line with the Federal Reserve Bank of Dallas was $13.2 million, or 11.2% of assets, none of which was utilized. Additionally, we serve as trustee or custodian for $47.9 million in cash deposits held at BlackRock, Inc. in a money market fund, of which approximately $35.3 million could be held at the Bank in deposit accounts fully insured by the FDIC. At June 30, 2012, money market deposits included $27.0 million of the custodial cash, leaving $8.3 million available to the Bank.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, tier 1 capital to risk-weighted assets of 4.00%, and tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. On April 15, 2010, the Bank entered into the Agreement with the Comptroller requiring, among other provisions, that the Bank ultimately achieve and maintain certain capital ratios (See Item 1, Note 15, Regulatory Matters). The capital ratios required by the Agreement are 11.5% total capital to risk weighted assets and 9.00% tier 1 capital to average assets. Therefore, regardless of the Bank’s capital position, the requirement in the Agreement to meet and maintain a specific capital level means that the Bank may not be deemed to be well capitalized under regulatory requirements as of June 30, 2012. As of June 30, 2012, the Bank’s total capital to risk weighted assets ratio was 17.89%, and the Bank’s tier 1 capital to average assets ratio was 14.63%, both of which were above the requirements set forth in the Agreement.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2012
Total Capital (to Risk Weighted Assets)	$15,566	17.89%	$6,960	>	8.00%	$8,700	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	14,476	16.64%	3,480	>	4.00%	5,220	>	6.00%

Tier 1 Capital (to Average Assets)	14,476	14.63%	3,958	>	4.00%	4,948	>	5.00%

As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$11,480	13.23%	$6,941	>	8.00%	$8,677	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,391	11.98%	3,471	>	4.00%	5,206	>	6.00%

Tier 1 Capital (to Average Assets)	10,391	10.24%	4,058	>	4.00%	5,073	>	5.00%

Liquidity Management

At June 30, 2012, the Company (excluding the Bank) had approximately $1.1 million in cash proceeds, which includes $108,000 of initial shareholder warrant and option exercises. These funds can be used for Company operations, investment and for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated and the Bank is no longer subject to the Agreement with the Comptroller.

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

At June 30, 2012, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $6.1 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $25.6 million at June 30, 2012.

The Bank’s significant contractual obligations and other potential funding needs at June 30, 2012 consist of:

	As of June 30, 2012
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$281	$317	$110	$-

Certificates of deposit	$25,553	$5,389	$1,147	$-

The Bank had cash and cash equivalents of $20.8 million, or 17.6% of total assets, at June 30, 2012.  Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of June 30, 2012, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $15.9 million or 13.5% of assets, none of which was utilized.  The established credit line with the Federal Reserve Bank of Dallas was $13.2 million, or 11.2% of assets, none of which was utilized at June 30, 2012.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of June 30, 2012, the loan to deposit ratio was 83.1%. Total trust custodial cash available to the Bank as of June 30, 2012 was approximately $35.3 million, of which $27.0 million was included in money market deposits, leaving a remaining balance of $8.3 million which is available to the Bank. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 31.7% of total assets as of June 30, 2012.  We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

T BANCSHARES, INC.

Date: August 14, 2012	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Senior Vice President and Chief Financial Officer/Principal Financial Officer

