Form 10-Q
period 2012-09-30
T Bancshares, Inc.
filed 2012-11-15
CIK 1272754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission File Number 000-51297

T BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	71-0919962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16000 Dallas Parkway, Suite 125, Dallas, Texas 75248

(Address of principal executive offices)

(972) 720- 9000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes x No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock as of November 14, 2012, was 4,021,932 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

T BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(000's) except shares information	September 30, 2012	December 31, 2011
	(unaudited)

ASSETS

Cash and due from banks	$959	$1,422
Interest-bearing deposits	23,030	27,878
Federal funds sold	137	183
Total cash and cash equivalents	24,126	29,483

Securities available for sale at estimated fair value	9,863	6,494
Securities, restricted at cost	1,005	1,011
Loans, net of allowance for loan losses of $1,325 and $1,352, respectively	90,795	82,278
Bank premises and equipment, net	251	317
Other real estate owned	982	1,729
Other assets	1,932	2,004
Total assets	$128,954	$123,316

LIABILITIES

Demand deposits:
Noninterest-bearing	$12,187	$13,980
Interest-bearing	64,008	61,284
Time deposits $100 and over	30,013	29,180
Other time deposits	4,790	6,781
Total deposits	110,998	111,225

Other liabilities	1,619	1,441
Total liabilities	112,617	112,666

SHAREHOLDERS’ EQUITY

Common stock, $ 0.01 par value; 10,000,000 shares authorized; 4,021,932 shares issued and outstanding at September 30, 2012 and 1,941,305 shares issued and outstanding at December 31, 2011	40	19
Additional paid-in capital	22,619	18,616
Retained deficit	(6,677)	(8,103)
Accumulated other comprehensive income	355	118
Total shareholders' equity	16,337	10,650
Total liabilities and shareholders' equity	$128,954	$123,316

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(000's) except earnings (loss) per share and shares outstanding	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Interest Income

Loan, including fees	$1,458	$1,607	$4,279	$5,018
Securities	67	45	180	151
Federal funds sold	-	-	1	2
Interest-bearing deposits	3	2	9	9
Total interest income	1,528	1,654	4,469	5,180

Interest Expense

Deposits	178	445	640	1,588
Borrowed funds	3	1	7	7
Total interest expense	181	446	647	1,595

Net interest income	1,347	1,208	3,822	3,585
Provision (credit) for loan losses	60	(12)	(180)	(59)

Net interest income after provision (credit) for loan losses	1,287	1,220	4,002	3,644

Noninterest Income

Trust income	2,185	2,140	6,514	6,489
Service fees	17	112	124	221
Total noninterest income	2,202	2,252	6,638	6,710

Noninterest Expense

Salaries and employee benefits	647	603	1,954	1,860
Occupancy and equipment	234	221	692	707
Trust expenses	1,864	1,810	5,504	5,453
Professional fees	83	225	331	646
Data processing	64	60	193	191
Other	158	201	540	2,654
Total noninterest expense	3,050	3,120	9,214	11,511

Net Income (Loss)	$439	$352	$1,426	$(1,157)

Earnings (loss) per common share:
Basic	0.11	0.18	0.41	(0.60)
Diluted	0.11	0.18	0.41	(0.60)

Weighted average common shares outstanding	4,021,932	1,941,305	3,459,958	1,941,305
Weighted average diluted shares outstanding	4,026,910	1,942,461	3,462,958	1,941,305

See accompanying notes to consolidated financial statements

4

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2012	2011	2012	2011

Net Income (Loss)	$439	$352	$1,426	$(1,157)
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	62	3	237	131

Comprehensive income (loss)	$501	$355	$1,663	$(1,026)

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2011	$19	$18,580	$(7,452)	$(10)	$11,137

Net loss — YTD			(1,157)		(1,557)
Other comprehensive income				131	131
Stock based compensation		27			27
BALANCE, September 30, 2011	$19	$18,607	$(8,609)	$121	$10,138

BALANCE, January 1, 2012	$19	$18,616	$(8,103)	$118	$10,650

Net income — YTD			1,426		1,426
Other comprehensive income				237	237
Net proceeds from rights offering and limited public offering	21	3,979			4,000
Stock based compensation		24			24
BALANCE, September 30, 2012	$40	$22,619	$(6,677)	$355	$16,337

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(000's)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$1,426	$(1,157)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Credit for loan losses	(180)	(59)
Depreciation and amortization	104	194
Net amortization of securities	34	40
Impairment of other real estate owned	14	137
Gain on sale of other real estate owned	(70)	(71)
Stock based compensation	24	27
Net change in other assets	72	(34)
Net change in other liabilities	178	(763)

Net cash provided by (used in) operating activities	1,602	(1,686)

Cash Flows from Investing Activities
Principal payments and maturities of securities held to maturity	-	64
Proceeds from sale of securities held to maturity	-	628
Purchase of securities available for sale	(5,416)	(3,012)
Principal payments, calls and maturities of securities available for sale	2,249	2,640
Proceeds from sale of securities available for sale	-	401
Purchase of securities, restricted	(535)	(859)
Proceeds from sale of securities, restricted	541	1,070
Net change in loans	(8,337)	8,539
Proceeds from sale of other real estate owned	803	193
Purchases of premises and equipment	(37)	(15)

Net cash provided by (used in) investing activities	(10,732)	9,649

Cash Flows from Financing Activities
Net change in demand deposits	931	19,169
Net change in time deposits	(1,158)	(11,967)
Proceeds from borrowed funds	153,459	150,600
Repayment of borrowed funds	(153,459)	(156,600)
Net proceeds from rights offering	4,000	-

Net cash provided by (used in) financing activities	3,773	(1,202)

Net change in cash and cash equivalents	(5,357)	9,165
Cash and cash equivalents at beginning of period	29,483	10,189

Cash and cash equivalents at end of period	$24,126	$19,354

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$664	$1,594
Income taxes	$-	$-

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

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. ASU 2011-05 did not have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the Financial Accounting Standards Board (the “FASB”) time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and did not have a significant impact on the Company’s interim financial statements.

NOTE 3. LOANS

Loans held in portfolio consisted of the following:

(000's)	September 30, 2012	December 31, 2011
Commercial and industrial	$65,672	$57,813
Consumer installment	506	221
Real estate — mortgage	21,147	20,148
Real estate — construction and land	4,877	5,495
Other	8	35
Total loans	92,210	83,712
Less allowance for loan losses	1,325	1,352
Less deferred loan fees	90	82
Net loans	$90,795	$82,278

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

During the third quarter of 2012, the Bank purchased $1.5 million of real estate – mortgage loans at a discount of $213,000. Total real estate-mortgage loans purchased for the nine months ended September 30, 2012 was $2.4 million, at a discount of $318,000. The discount is accreted to interest income on a level-yield method over the life of the loans. At September 30, 2012, unamortized discount was $311,000.

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(000's)	Commercial and Industrial	Consumer Installment	Real Estate - Mortgage	Real Estate - Other	Total
Three months ended:
September 30, 2012
Balance, at beginning of quarter	$930	$9	$258	$66	$1,263
Provision (credit) for loan losses	65	(3)	(2)	-	60
Charge-offs	-	-	-	-	-
Recoveries	-	-	-	2	2
Net recoveries	-	-	-	2	2
Balance, at end of quarter	$995	$6	$256	$68	$1,325

September 30, 2011
Balance, at beginning of quarter	$1,035	$7	$338	$142	$1,522
Provision (credit) for loan losses	(11)	4	38	(43)	(12)
Charge-offs	(15)	-	-	-	(15)
Recoveries	1	1	-	1	3
Net charge-offs	(14)	1	-	1	(12)
Balance, at end of quarter	$1,010	$12	$376	$100	$1,498

Nine months ended:
September 30, 2012
Balance, at beginning of year	$951	$4	$312	$85	$1,352
(Credit) for loan losses	(57)	(24)	(56)	(43)	(180)
Charge-offs	(24)	-	-	-	(24)
Recoveries	125	26	-	26	177
Net recoveries	101	26	-	26	153
Balance, at end of period	$995	$6	$256	$68	$1,325

September 30, 2011
Balance, at beginning of year	$1,259	$16	$343	$136	$1,754
Provision (credit) for loan losses	5	(6)	33	(91)	(59)
Charge-offs	(262)	-	-	-	(262)
Recoveries	8	2	-	55	65
Net charge-offs	(254)	2	-	55	(197)
Balance, at end of period	$1,010	$12	$376	$100	$1,498

The Company’s allowance for loan losses as of September 30, 2012 and December 31, 2011 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(000's)	Commercial and Industrial	Consumer Installment	Real Estate - Mortgage	Real Estate - Other	Total
September 30, 2012
Loans individually evaluated for impairment	$117	$-	$-	$-	$117
Loans collectively evaluated for impairment	878	6	256	68	1,208
Total	$995	$6	$256	$68	$1,325

December 31, 2011
Loans individually evaluated for impairment	$97	$-	$-	$-	$97
Loans collectively evaluated for impairment	854	4	312	85	1,255
Total	$951	$4	$312	$85	$1,352

At September 30, 2012, there were $210,000 of commercial and industrial nonaccrual loans and $250,000 of FHA guaranteed real estate-mortgage loans contractually delinquent over ninety days and still accruing interest, and at December 31, 2011, there were $79,000 of nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest.

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

The Company’s impaired loans and related allowance are summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
(000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
September 30, 2012
Commercial and industrial	$1,870	$999	$858	$1,857	$117	$2,180
Consumer installment	-	-	-	-	-	-
Real estate – mortgage	185	185	-	185	-	83
Real estate – construction and land	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$2,055	$1,184	$858	$2,042	$117	$2,263

December 31, 2011
Commercial and industrial	$2,397	$1,193	$1,169	$2,362	$97	$2,482
Consumer installment	-	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-	241
Real estate – construction and land	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$2,397	$1,193	$1,169	$2,362	$97	$2,723

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $150,000 during the year ended December 31, 2011. Such amounts for the nine months ended September 30, 2012 and 2011 were not significant. Interest that would have been recognized for the nine months ended September 30, 2012 and 2011 on non-accrual loans if performed in accordance with their original contract terms was not significant.

Restructured loans are considered “trouble debt restructuring” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two.

The Company reassessed all restructurings that occurred during the three and nine months ended September 30, 2012 for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying those receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Accounting Standards Codification (ASC) 310-10-35. The ASU requires prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired.

There were no troubled debt restructurings during the three months ended September 30, 2012. During the nine months ended September 30, 2012, there was one troubled debt restructuring of a commercial and industrial loan with a restructuring date balance and a post-modification balance of $191,000. The modification was related to interest rate concession, adjustment of the amortization payment and renewal of the note. The restructured loan increased the allowance for loan losses by approximately $84,000. As of September 30, 2012, one commercial and industrial loan totaling $1.0 million met the criteria for removal as a troubled debt restructuring.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2012. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of September 30, 2012 and December 31, 2011, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including internal credit risk based on past experiences as well as external statistics and factors.   Loans are graded in one of six categories: (i) pass, (ii) pass-watch, (iii) special mention, (iv) substandard, (v) doubtful, or (vi) loss. Loans graded as loss are charged-off.

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

Pass-watch is a grading category recently created. Credits rated pass-watch loans have been determined to require enhanced monitoring for potential weaknesses which require further investigation. They have no significant delinquency in the past twelve months. This rating causes the loan to be actively monitored with greater frequency than pass loans and allows appropriate downgrade transition if verifiable adverse events are confirmed. This category may also include loans that have improved in credit quality from special mention but are not yet considered pass loans.

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

The following summarizes the Company’s internal ratings of its loans:

		Pass-	Special
(000's)	Pass	Watch	Mention	Substandard	Doubtful	Total
September 30, 2012
Commercial and industrial	$61,923	$2,012	$571	$1,166	$-	$65,672
Consumer installment	506	-	-	-	-	506
Real estate - mortgage	17,842	917	1,594	794	-	21,147
Real estate – construction and land	2,527	162	2,188	-	-	4,877
Other	8	-	-	-	-	8
Total	$82,806	$3,091	$4,353	$1,960	$-	$92,210

December 31, 2011
Commercial and industrial	$55,071	$-	$1,226	$1,516	$-	$57,813
Consumer installment	221	-	-	-	-	221
Real estate - mortgage	16,785	-	2,733	630	-	20,148
Real estate – construction and land	3,000	-	2,495	-	-	5,495
Other	35	-	-	-	-	35
Total	$75,112	$-	$6,454	$2,146	$-	$83,712

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(000's)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
September 30, 2012
Commercial and industrial	$387	$-	$387	$65,285	$65,672	$-
Consumer installment	-	-	-	506	506	-
Real estate – mortgage	-	251	251	20,896	21,147	251
Real estate – construction and land	-	-	-	4,877	4,877	-
Other	-	-	-	8	8	-
Total	$387	$251	$638	$91,572	$92,210	$251

December 31, 2011
Commercial and industrial	$-	$-	$-	$57,813	$57,813	$-
Consumer installment	-	-	-	221	221	-
Real estate – mortgage	-	-	-	20,148	20,148	-
Real estate – construction and land	-	-	-	5,495	5,495	-
Other	-	-	-	35	35	-
Total	$-	$-	$-	$83,712	$83,712	$-

 NOTE 4. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	September 30, 2012
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,996	$156	$-	$6,152
Mortgage-backed securities	3,512	199	-	3,711
Total securities available for sale	$9,508	$355	$-	$9,863

Securities, restricted:
Other	$1,005	$-	$-	$1,005

	December 31, 2011
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$3,580	$66	$7	$3,639
Mortgage-backed securities	2,796	59	-	2,855
Total securities available for sale	$6,376	$125	$7	$6,494

Securities, restricted:
Other	$1,011	$-	$-	$1,011

At September 30, 2012 and December 31, 2011, securities with market value of $8.7 million and $5.1 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and one security with market value of $112,000 and $318,000, respectively, was pledged against trust deposit balances held at the Bank. One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at September 30, 2012 and December 31, 2011 with market value of $1.1 million. The Bank held Federal Reserve Bank of Dallas stock in the amount of $422,500 and $420,000 at September 30, 2012 and December 31, 2011, respectively. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $582,700 and $590,900 at September 30, 2012 and December 31, 2011, respectively. Both of the Federal Reserve Bank of Dallas stock and the Federal Home Loan Bank of Dallas stock are carried at cost and are reported as “Securities, restricted” in the tables above.

The amortized cost and estimated fair value of securities at September 30, 2012 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(000's)	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,000	$1,002
Due after five years through ten years	4,028	4,084
Due after ten years	968	1,066
Mortgage-backed securities	3,512	3,711
Total	$9,508	$9,863

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at September 30, 2012 and December 31, 2011 were as follows:

(000's)	September 30, 2012	December 31, 2011
Leasehold improvements	$929	$929
Furniture and equipment	1,957	1,925
	2,886	2,854
Less: accumulated depreciation	2,635	2,537
Balance at end of period	$251	$317

NOTE 7. OTHER REAL ESTATE OWNED AND OTHER ASSETS

Other assets consisted of the following at September 30, 2012 and December 31, 2011:

(000's)	September 30, 2012	December 31, 2011
Prepaid assets	$782	$874
Accounts receivable – trust fees	772	815
Accrued interest receivable	342	283
Other	36	32
Total	$1,932	$2,004

Other Real Estate Owned (“OREO”) totaled $982,000 and $1.7 million at September 30, 2012 and December 31, 2011, respectively, which are initially recorded at lower of loan balance or fair value less costs to sell the asset. The OREO assets are actively being marketed, and disposal of the assets is anticipated to occur in the next 12 months. Included in other noninterest expense for the nine months ended September 30, 2012 was approximately $14,000 for impairment of OREO (see Note 17), compared to $137,000 for the same period in 2011.

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of September 30, 2012		As of December 31, 2011
Noninterest bearing demand	$12,187	11%	$13,980	13%
Interest bearing demand (NOW)	3,383	3	3,236	3
Money market accounts	60,191	54	57,660	52
Savings accounts	434	1	388	0
Certificates of deposit, $100,000 and greater	30,013	27	29,180	26
Certificates of deposit, less than $100,000	4,790	4	6,781	6
Total	$110,998	100%	$111,225	100%

At September 30, 2012, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2012	$6,648
2013	22,709
2014	2,132
2015	2,498
2016	576
2017	240
Total	$34,803

NOTE 9. BORROWED FUNDS

The Company had no borrowings as of September 30, 2012 and December 31, 2011. The Company has a $20.4 million credit line with the Federal Reserve Bank of Dallas, which is secured by $30.0 million in pledged commercial and industrial loans and a security with carrying value of $1.1 million, and a $17.2 million credit line with the Federal Home Loan Bank of Dallas which is secured by $8.7 million in pledged real estate loans and $8.5 million in securities.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at September 30, 2012 and December 31, 2011:

(000's)	September 30, 2012	December 31, 2011
Trust advisor fees payable	$1,081	$1,018
Audit fees	92	131
Interest payable	26	43
Incentive compensation	181	21
Franchise & property taxes	27	68
Legal	6	14
Other accruals	206	146
Total	$1,619	$1,441

NOTE 11. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examination for years before 2008. No federal income tax expense has been recorded for the nine months ended September 30, 2012 and 2011 as net operating losses are being used to offset taxable income. Based upon the Company’s limited operating history, the federal income tax benefit of these losses has a valuation allowance equal to the amount of the benefit. As of December 31, 2011, the Company had net tax operating loss carry forwards of approximately $5.6 million that will ultimately expire in 2031, if not used. This amount is lower than the losses reflected in the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 12. STOCK OPTIONS

The shareholders of the Company approved the 2005 Stock Incentive Plan (the “Plan”) at the annual shareholder meeting held on June 2, 2005. The Plan authorizes the granting of options to purchase up to 260,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The Plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executives and other officers. The purpose of the Plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The Plan has a term of 10 years. The Plan is administered by the Board of Directors. As of September 30, 2012 and December 31, 2011, options to purchase a total of 210,000 shares of common stock were issued and outstanding with a weighted average exercise price of $9.12. These options vest through May 2015. These options were included in the earnings per share computation for the three months and nine months ended September 30, 2012. These options were included in the earnings (loss) per share computations for the three months ended September 30, 2011, and were not included in the earnings (loss) per share computations for the nine months ended September 30, 2011, because their effect was anti-dilutive.

The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Company’s stock option plan for the nine months ended September 30, 2012:

	Number of Shares Underlying Options	Weighted Average Exercise Prices

Outstanding at beginning of the period	210,000	$9.12
Granted	-	-
Exercised	-	-
Expired / forfeited	-	-

Outstanding at end of period	210,000	$9.12
Exercisable at end of period	189,400	$9.82
Available for grant at end of period	39,000

The weighted average remaining contractual life of options outstanding at September 30, 2012 was 4.0 years.

NOTE 13. STOCK WARRANTS

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at September 30, 2012. These warrants are exercisable at a price of $10 per share at any time until November 2, 2014. The outstanding warrants could potentially dilute earnings per share, but were not included in the earnings (loss) per share computations for the respective three and nine months ended September 30, 2012 and 2011, because their effect was anti-dilutive.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2012, the Company had commitments to extend credit and standby letters of credit of approximately $6.5 million and $10,000, respectively. At December 31, 2011, the Company had commitments to extend credit and standby letters of credit of approximately $3.2 million and $10,000, respectively. Increase in commitments was due to higher loan production.

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

NOTE 15. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

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

On August 30, 2012, the Office of the Comptroller of the Currency (the “Comptroller”) terminated the formal agreement entered into by the Bank and the Comptroller on April 15, 2010. Because of the termination of the formal agreement, the Bank was considered well capitalized as of September 30, 2012.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2012
Total Capital (to Risk Weighted Assets)	$16,104	17.23%	$7,476	>	8.00%	$9,345	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	14,934	15.98%	3,738	>	4.00%	5,607	>	6.00%

Tier 1 Capital (to Average Assets)	14,934	14.16%	4,220	>	4.00%	5,275	>	5.00%

As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$11,480	13.23%	$6,941	>	8.00%	$8,677	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,391	11.98%	3,471	>	4.00%	5,206	>	6.00%

Tier 1 Capital (to Average Assets)	10,391	10.24%	4,058	>	4.00%	5,073	>	5.00%

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(000's)	September 30, 2012	December 31, 2011

ASSETS

Cash and due from banks	$1,048	$97
Investment in subsidiary	15,289	10,509
Other assets	-	44

Total assets	$16,337	$10,650

LIABILITIES AND CAPITAL

Capital	16,337	10,650

Total liabilities and capital	$16,337	$10,650

T BANCSHARES, INC.

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2012	2011	2012	2011

Equity in income (loss) from subsidiary	$458	$395	$1,543	$(1,039)

Noninterest expense:
Professional and administrative	12	35	93	91
Stock based compensation	7	8	24	27
Total noninterest expenses	19	43	117	118

Net income (loss)	$439	$352	$1,426	$(1,157)

 T BANCSHARES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2012	2011	2012	2011

Net income (loss)	$439	$352	$1,426	$(1,157)
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	62	3	237	131

Comprehensive income (loss)	$501	$355	$1,663	$(1,026)

T BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(000's)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$1,426	$(1,157)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) loss of Bank	(1,543)	1,039
Stock based compensation	24	27
Net change in other assets	44	-
Net change in other liabilities	-	(13)
Net cash used in operating activities	(49)	(104)

Cash Flows from Investing Activities
Contribution to Bank	(3,000)	-

Cash Flows from Financing Activities
Net proceeds from rights offering	4,000	-

Net change in cash and cash equivalents	951	(104)
Cash and cash equivalents at beginning of period	97	256

Cash and cash equivalents at end of period	$1,048	$152

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$-
Income taxes	$-	$-

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2012
Securities available for sale:
U.S. government agencies	$-	$6,152	$-	$6,152
Mortgage-backed securities	-	3,711	-	3,711

As of December 31, 2011
Securities available for sale:
U.S. government agencies	$-	$3,639	$-	$3,639
Mortgage-backed securities	-	2,855	-	2,855

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. From December 31, 2011 to September 30, 2012, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At September 30, 2012, impaired loans with a carrying value of $858,000 were reduced by specific valuation allowances totaling $117,000 resulting in a net fair value of $741,000, based on Level 3 inputs. At December 31, 2011, impaired loans with a carrying value of $1.2 million were reduced by specific valuation allowances totaling $97,000 resulting in a net fair value of $1.1 million, based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk.

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

The following table presents other real estate owned that were re-measured subsequent to their initial transfer to OREO from loans and reported at fair value:

	Nine Months Ended September 30,
	2012	2011
Carrying value of other real estate owned prior to re-measurement	$996	$2,098
Write-downs included in other non-interest expense	(14)	(137)

Fair value	$982	$1,961

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

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	September 30, 2012
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$24,126	$24,126
Level 2 inputs:
Securities, restricted	1,005	1,005
Loans, net	90,795	92,579
Accrued interest receivable	342	342
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	12,187	12,187
Level 2 inputs:
Interest bearing deposits	98,811	100,219
Accrued interest payable	26	26

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$29,483	$29,483
Securities available for sale	6,494	6,494
Loans, net	82,278	84,596
Accrued interest receivable	283	283

Financial liabilities
Deposits	111,225	112,038
Accrued interest payable	43	43

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of September 30, 2012 and December 31, 2011, and our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, including the following:

•	we have limited operating history upon which to base an estimate of our future financial performance;

•	if we are unable to implement our business plan and strategies, we will be hampered in our ability to develop business and serve our customers, which, in turn, could have an adverse effect on our financial performance;

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete including the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Consumer Financial Protection Bureau and Basel III;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	if we fail to retain our trust customers, our non-interest income could be adversely affected;

•	we face substantial competition in our primary market area;

•	if we fail to sustain attractive investment returns to our trust customers, our growth and profitability in our trust services could be adversely affected;

•	we have a significant dental industry loan concentration in which economic or regulatory changes could adversely affect the ability of those customers to fulfill their loan obligations;

•	we compete in an industry that continually experiences technological change, and we may not be able to compete effectively with other banking institutions with greater resources;

•	the Bank’s current legally mandated lending limits are lower than those of our competitors, which may impair our ability to attract borrowers;

•	changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations, as well as other factors, will affect the demand for loans and the ability of the Bank to attract deposits;

•	changes in the general level of interest rates and other economic factors can affect the Bank’s interest income by affecting the spread between interest-earning assets and interest-bearing liabilities;

•	we have no current intentions of paying cash dividends;

•	we may not be able to raise additional capital on terms favorable to us or we may be required to raise capital under terms which are dilutive to existing shareholders; and

•	our directors and executive officers beneficially own a significant portion of our outstanding common stock.

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

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake and the neighboring Texas communities. As of September 30, 2012, we had, on a consolidated basis, total assets of $129.0 million, net loans of $90.8 million, total deposits of $111.0 million, and shareholders’ equity of $16.3 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas, a branch office at 8100 North Dallas Parkway, Plano, Texas and a loan production office at 850 E. State Highway 114, Southlake, Texas 76092. During the third quarter and beginning of the fourth quarter of 2012, we successfully hired six experienced bankers with significant experience in the origination, administration, and servicing of loans pursuant to programs promulgated by the Small Business Administration (“SBA”). The President of this newly formed division, Scott Umbaugh, worked with our CEO for over 11 years at their previous place of employment. We anticipate having loan production offices serving the Dallas/Fort Worth, Texas markets, Phoenix, Arizona, Denver, Colorado, and Portland, Oregon markets by the end of the year.

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank. The Bank opened for business on November 2, 2004.

The following discussion focuses on our financial condition at September 30, 2012 and December 31, 2011, and our results of operations for the three and nine months ended September 30, 2012 and 2011.

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

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Number of Days	Total
Federal funds sold	$-	$-	$-	$-
Securities and other	5	18	-	23
Loans, net of reserve (1)	(128)	(21)	-	(149)

Total earning assets	(123)	(3)	-	(126)

NOW	(1)	-	-	(1)
Money market	(13)	11	-	(2)
Certificates of deposit $100,000 or less	(30)	(25)	-	(55)
Certificates of deposit $100,000 or more	(168)	(41)	-	(209)
Borrowed funds	1	1	-	2

Total interest-bearing liabilities	(211)	(54)	-	(265)

Changes in net interest income	$88	$51	$-	$139

	Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Number of Days	Total
Federal funds sold	$-	$(1)	$-	$(1)
Securities and other	1	28	1	29
Loans, net of reserve (1)	(410)	(347)	17	(739)

Total earning assets	(409)	(320)	18	(711)

NOW	(6)	1	-	(4)
Money market	(45)	22	-	(23)
Certificates of deposit $100,000 or less	(90)	(95)	1	(185)
Certificates of deposit $100,000 or more	(549)	(191)	3	(737)
Borrowed funds	(1)	2	-	1

Total interest-bearing liabilities	(691)	(261)	4	(948)

Changes in net interest income	$282	$(59)	$14	$237

(1)	Average loans include non-accrual.

Net interest income for the three months ended September 30, 2012 increased $139,000, or 11.5%, compared to the same period in the prior year. The increase was due to lower cost of deposits and lower average volume of interest bearing deposits, offset by lower yields earned on loans due to the lower interest rate environment.

Total interest income for the three months ended September 30, 2012 decreased $126,000, or 7.6%, compared to the same period in the prior year. This was primarily due to lower average interest yields on loans. The average interest yield of earning assets decreased to 6.0%, or 9.1%, for the three months ended September 30, 2012, compared to 6.6% for the same period in the prior year. Average earning asset volume increased $2.7 million, or 2.7%, for the three months ended September 30, 2012, compared to the same period in the prior year, as a result of an increase in the securities portfolio.

Total interest expense for the three months ended September 30, 2012 decreased $265,000, or 59.4%, compared to same period in the prior year. The average interest yield for interest-bearing liabilities decreased to 1.0%, or 54.5%, for the three months ended September 30, 2012, compared to 2.2% for same period in the prior year. Average interest bearing deposit volume fell $6.7 million, or 9.4%, to $64.7 million for the three months ended September 30, 2012, compared to $71.4 million for the same period in 2011. Average borrowed funds increased $2.2 million, or 31.0%, to $9.3 million for the three months ended September 30, 2012, compared to $7.1 million for the same period in the prior year.

Net interest income for the first nine months of 2012 increased $237,000, or 6.6%, compared to the same period in the prior year.  The increase was due to lower cost of deposits, partially offset by a decrease in loan volume and lower yields earned on loans due to the lower interest rate environment.

Total interest income decreased $711,000, or 13.7%, to $4.5 million for the nine months ended September 30, 2012, compared to $5.2 million for the same period in the prior year. The average interest yield decreased to 6.1%, or 10.3%, for the nine months ended September 30, 2012, compared to 6.8% for the same period in the prior year.  Average earning asset volume fell $5.3 million, or 5.2%, to $96.9 million for the nine months ended September 30, 2012, compared to $102.2 million for the same period in the prior year. The decrease included a decline in average loan volume of $6.7 million, which was partially offset by an increase of $2.0 million in the securities portfolio.

Total interest expense decreased by $948,000, or 59.7%, to $647,000 for the nine months ended September 30, 2012, compared to $1.6 million for the same period in the prior year.  The decrease in interest expense is primarily due to a decrease in rates paid on interest-bearing deposits.  For the nine month period ended September 30, 2012, the average rate paid for interest earning deposits decreased to 1.3% as compared to 2.7% for the same period in the prior year.  Average interest bearing deposit volume decreased $12.7 million, or 16.3%, to $65.4 million for the nine months ended September 30, 2012, compared to $78.1 million for the same period in the prior year.  Average borrowed funds increased $2.0 million, or 39.2%, to $7.1 million for the nine months ended September 30, 2012, compared to $5.1 million for the same period in the prior year.

Key Performance Indicators at September 30, 2012

The following were key indicators of our performance and results of operations through the first three quarters of 2012:

•	total assets were $129.0 million at the end of the third quarter of 2012, representing an increase of $5.7 million, or 4.6%, from $123.3 million at the end of 2011;

•	total loans, net of allowance for loan losses and deferred loan fees, increased $8.5 million, or 10.3% to $90.8 million at the end of the third quarter of 2012, compared to $82.3 million at the end of 2011;

•	total deposits were $111.0 million at the end of the third quarter of 2012, compared to $111.2 million at the end of 2011;
•	net income was $439,000 for the three months ended September 30, 2012, compared to $352,000 for the same period in the prior year. Net income was $1.4 million for the nine months ended September 30, 2012, compared to a net loss of $1.2 million for the same period in the prior year. The Bank recorded a reserve of $2.1 million in the first quarter of 2011 to correct the value of participants’ investments in certain collective investment funds administered by the Bank’s trust department. The $900,000 difference represents operating income during first nine months of 2011;

•

total revenue decreased $783,000 and was $11.1 million for the first nine months of 2012, compared to $11.9 million for the same period in the prior year. The decrease was due to the decrease in interest income;

•	Tier 1 capital to average assets and total capital ratios for the Bank at September 30, 2012 were 14.16% and 17.23%, respectively, compared to 10.24% and 13.23% at December 31, 2011. During the first quarter of 2012, the Company received net proceeds of $4.0 million from the rights offering and the limited public offering, and contributed $3.0 million of the total net proceeds to the Bank.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three and nine months ended September 30, 2012 and 2011.

FINANCIAL SUMMARY

Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended September 30,
	2012			2011
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve (1)	$86,932	$1,458	6.7%	$88,173	$1,607	7.2%
Federal funds sold	574	-	0.2%	193	-	0.2%
Securities and other	14,093	70	2.0%	10,562	47	1.8%
Total earning assets	101,599	1,528	6.0%	98,928	1,654	6.6%
Cash and other assets	3,882			3,895
Total assets	$105,481			$102,823

Interest-bearing liabilities
NOW accounts	$3,273	2	0.3%	$2,605	3	0.4%
Money market accounts	27,409	38	0.6%	19,582	40	0.8%
Savings accounts	399	1	0.5%	344	-	0.5%
Certificates of deposit less than $100,000	4,859	24	2.0%	9,739	79	3.2%
Certificates of deposit $100,000 or greater	28,740	113	1.6%	39,158	323	3.3%
Total interest bearing deposits	64,680	178	1.1%	71,428	445	2.5%
Borrowed funds	9,348	3	0.1%	7,054	1	0.1%
Total interest bearing liabilities	74,028	181	1.0%	78,482	446	2.2%
Noninterest bearing deposits	15,385			13,274
Other liabilities	980			1,258
Shareholders’ equity	15,088			9,809
Total liabilities and shareholders’ equity	$105,481			$102,823

Net interest income		1,347			1,208
Net interest spread			5.0%			4.4%
Net interest margin			5.3%			4.8%

Provision credit for loan loss		60			(12)
Non-interest income		2,202			2,252
Non-interest expense		3,050			3,120
Income before income taxes		439			352
Income taxes expense (benefit)		-			-
Net income		$439			$352

Earnings per share		$0.11			$0.18
Return on average equity		11.64%			14.35%
Return on average assets		1.66%			1.37%
Equity to assets ratio		14.30%			9.54%

(1)	Includes nonaccrual loans

FINANCIAL SUMMARY

Consolidated Daily Average Balances, Average Yields and Rates

	Nine Months Ended September 30,
	2012			2011
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve(1)	$82,796	$4,279	6.9%	$89,505	$5,018	7.5%
Federal funds sold	366	1	0.2%	969	2	0.2%
Securities	13,721	189	1.8%	11,696	160	1.8%
Total earning assets	96,883	4,469	6.1%	102,170	5,180	6.8%
Cash and other assets	4,132			5,538
Total assets	$101,015			$107,708

Interest-bearing liabilities
NOW accounts	$3,407	7	0.3%	$2,800	12	0.6%
Money market accounts	27,059	113	0.5%	21,929	135	0.8%
Savings accounts	373	2	0.5%	266	1	0.6%
Certificates of deposit less than $100,000	5,539	96	2.3%	10,991	281	3.4%
Certificates of deposit $100,000 or greater	28,986	422	1.9%	42,093	1,159	3.7%
Total interest bearing deposits	65,364	640	1.3%	78,079	1,588	2.7%
Borrowed funds	7,099	7	0.1%	5,064	7	0.2%
Total interest bearing liabilities	72,463	647	1.2%	83,143	1,595	2.6%
Noninterest bearing deposits	14,103			12,554
Other liabilities	975			1,729
Shareholders’ equity	13,474			10,282
Total liabilities and shareholders' equity	$101,015			$107,708

Net interest income		3,822			3,585
Net interest spread			4.9%			4.2%
Net interest margin			5.2%			4.6%

Credit for loan loss		(180)			(59)
Non-interest income		6,638			6,710
Non-interest expense		9,214			11,511
Income (loss) before income taxes		1,426			(1,157)
Income taxes expense (benefit)		-			-
Net income (loss)		$1,426			$(1,157)

Earnings (loss) per share		0.41			(0.60)
Return on average equity		14.11%			(15.00)%
Return on average assets		1.88%			(1.43)%
Equity to assets ratio		13.34			9.55%

(1)	Includes nonaccrual loans

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The provision for loan losses totaled $60,000 for the three months ended September 30, 2012, compared to a net credit of $12,000 for the three months ended September 30, 2011. The provision for loan losses totaled a net credit of $180,000 and $59,000 for the nine months ended September 30, 2012 and 2011, respectively. The provision amounts are directly related to loan volumes and losses. We had no charge-offs and recoveries of $2,000 during the three months ended September 30, 2012, compared to charge-offs of $15,000 and recoveries of $3,000 for the same period in the prior year. We had charge-offs of $24,000 and recoveries of $177,000 during the nine months ended September 30, 2012, compared to charge-offs of $262,000 and recoveries of $65,000 for the same period in the prior year.

Non-interest Income

Non-interest income was primarily attributable to fee income generated by the Company for trust services and service charges on depository accounts.

Total non-interest income decreased $50,000, or 2.2%, to $2.2 million for the three months ended September 30, 2012, compared to the same period in the prior year.

Total non-interest income decreased $72,000, or 1.1%, to $6.6 million for the nine months ended September 30, 2012, compared to the same period in the prior year.

Trust income is earned on the value of managed and non-managed assets held in custody. For the three months ended September 30, 2012 and 2011, trust income totaled $2.2 million and $2.1 million, respectively. For the nine months ended September 30, 2012 and 2011, trust income totaled $6.5 million, unchanged for the same period in the prior year.

Other income for the three and nine months ended September 30, 2012 were $17,000 and $124,000, compared to $112,000 and $221,000, respectively, for the same periods in the prior year. Included in other income for the three and nine months ended September 30, 2011 was $71,000 for gain on sale of securities.

Non-interest Expense

Total non-interest expense for the three months ended September 30, 2012 was $3.1 million which was unchanged for the same period in the prior year. Changes in the components of non-interest expense for the three months ending September 30, 2012 and 2011 are discussed below.

Salaries and employee benefits increased $44,000, or 7.3%, to $647,000 for the three months ended September 30, 2012, compared to $603,000 for the same period in the prior year. The increase was due to an increase in bonus expense accrual and normal annual merit increases.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment. For the three months ended September 30, 2012, occupancy and equipment expense increased $13,000, or 5.9%, to $234,000, compared to $221,000 for the same period in the prior year.

Trust expenses are advisory fees paid to a fund advisor to advise the Bank on the common investment funds held in the trust department and are based on the value of the assets held in custody. For the three months ended September 30, 2012, trust expenses increased $54,000, or 3.0%, to $1.9 million, compared to the same period in the prior year.

Professional fees decreased $142,000, or 63.1%, to $83,000 for the three months ended September 30, 2012, compared to $225,000 for the same period in the prior year. The decrease was primarily due to decreases in legal expense and audit fees.

Data processing fees increased $4,000, or 6.7%, to $64,000 for the three months ended September 30, 2012, compared to $60,000 for the same period in the prior year.

Other expenses decreased $43,000, or 21.4%, to $158,000 for the three months ended September 30, 2012, compared to $201,000 for the same period in the prior year. In the third quarter of 2011, we expensed $42,000 which was related to the correction of the value of participants’ investments in certain collective investment funds administered by the Bank’s trust department.

Total non-interest expense decreased $2.3 million, or 19.9%, to $9.2 million for the nine months ended September 30, 2012, compared to $11.5 million for the same period in the prior year. Changes in the components of non-interest expense for the nine months ending September 30, 2012 and 2011 are discussed below.

Salaries and employee benefits increased $94,000, or 5.0%, to $2.0 million for the nine months ended September 30, 2012, compared to the same period in the prior year. The increase was due to an increase in bonus expense accrual and normal annual merit increases.

Occupancy and equipment expenses decreased $15,000, or 2.1%, to $692,000 for the nine months ended September 30, 2012, compared to $707,000 for the same period in the prior year. The decrease was related to a decrease in depreciation expense, partially offset by an increase in service contract expense.

Trust expenses are advisory fees paid to a fund advisor to advise the Bank on the common investment funds held in the trust department and are based on the value of the assets held in custody. Trust expenses for the nine months ended September 30, 2012 were $5.5 million, unchanged for the same period in the prior year.

Professional fees decreased $315,000, or 48.8%, to $331,000 for the nine months ended September 30, 2012, compared to $646,000 for the same period in the prior year. The decrease was primarily due to decrease in legal expense and audit fees.

Data processing fees decreased $2,000, or 1.0%, to $193,000 for the nine months ended September 30, 2012, compared to $191,000 for the same period in the prior year.

Other expenses decreased $2.1 million, or 79.6%, to $540,000 for the nine months ended September 30, 2012, compared to $2.7 million for the same period in the prior year. The decrease is primarily attributable to the reserve of $2.1 million recorded in the first quarter of 2011, to correct the value of participants’ investments in certain collective investment funds administered by the Bank’s trust department.

Income Taxes

No federal income tax expense was recorded for the three and nine months ended September 30, 2012 and 2011, due to available operating losses to offset taxable income. Based upon the Company’s limited operating history, the federal tax benefit of these losses has a valuation allowance equal to the benefit. Cumulative net operating loss available to carry forward for tax purposes is approximately $5.6 million as of December 31, 2011.

Financial Condition

Our total assets as of September 30, 2012 were $129.0 million, compared to $123.3 million as of December 31, 2011. The $5.7 million increase was primarily attributed to an increase in net loans, partially offset by a decrease in interest-bearing deposits.

Net loans as of September 30, 2012 were $90.8 million, compared to $82.3 million as of December 31, 2011. The increase came from higher loan production.

Deposits as of September 30, 2012 were $111.0 million, compared to $111.2 million as of December 31, 2011.

As of September 30, 2012, shareholders’ equity increased $5.6 million to $16.3 million, compared to $10.7 million as of December 31, 2011. The increase was due to $4.0 million in net proceeds from the rights offering and the limited public offering, and $1.4 million of net income for the nine months ended September 30, 2012.

Cash and Due From Banks

Cash and due from banks decreased $463,000 to $959,000 as of September 30, 2012, compared to $1.4 million as of December 31, 2011. The reduction is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits decreased $4.9 million to $23.0 million as of September 30, 2012, compared to $27.9 million as of December 31, 2011. The decrease was related to the decrease in custodial deposits held by the Bank’s trust department. Federal funds sold at September 30, 2012 were $137,000, compared to $183,000 as of December 31, 2011. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of September 30, 2012, our securities included Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock at cost of $422,500 and $582,700, respectively, with an estimated fair value that approximated cost. We also had government agency securities with amortized cost of $6.0 million and fair value of $6.2 million and mortgage-backed securities with amortized cost of $3.5 million and fair value of $3.7 million. Weighted average yield of the securities portfolio as of September 30, 2012 was 3.0%. Securities with market value of $8.7 million were pledged against the Bank’s borrowing line of credit at the Federal Home Loan Bank of Dallas, one security with market value of $1.1 million was pledged against the Bank’s line of credit at the Federal Reserve Bank of Dallas, and one security with market value of $112,000 was pledged against trust deposit balances held at the Bank.

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

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(000's)	September 30, 2012	December 31, 2011
Commercial and industrial	$65,672	$57,813
Consumer installment	506	221
Real estate — mortgage	21,147	20,148
Real estate — construction and land	4,877	5,495
Other	8	35
Total loans	92,210	83,712

Less allowance for loan losses	1,325	1,352
Less deferred loan fees	90	82
Total net loans	$90,795	$82,278

As of September 30, 2012 and December 31, 2011, our total net loans were $90.8 million and $82.3 million, respectively. Total loans, net of reserves and deferred fees, as a percentage of total assets were 70.4% as of September 30, 2012, and 66.7% as of December 31, 2011.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of September 30, 2012 and December 31, 2011, commercial loans totaled $65.7 million and $57.8 million, representing approximately 71.2% and 69.1% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of September 30, 2012 and December 31, 2011, consumer loans totaled $506,000 and $221,000, approximately 0.6% and 0.3% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At September 30, 2012 and December 31, 2011, real estate loans totaled $26.0 million and $25.6 million, approximately 28.2% and 30.6% of our total loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of September 30, 2012, our commercial loan portfolio included $63.1million of loans, approximately 68.4% of our total funded loans, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of September 30, 2012:

	As of September 30, 2012
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial (1)	$5,191	$8,694	$20,153	$26,448	$5,186	$65,672
Consumer installment	105	333	-	68	-	506
Real estate — mortgage	3,918	7,542	5,878	161	3,648	21,147
Real estate — construction and land	3,021	1,576	280	-	-	4,877
Other	8	-	-	-	-	8
Total	$12,243	$18,145	$26,311	$26,677	$8,834	$92,210

(1)	Includes nonaccrual and other loans at September 30, 2012.

Non-performing Assets and Restructured Loans

Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of September 30, 2012, we had $251,000 in loans 90 days or more past due and still accruing interest, $210,000 in loans on non-accrual status and $982,000 in OREO. At December 31, 2011, we had no loans 90 days or more past due and still accruing interest, $79,000 in loans on non-accrual status and $1.7 million in OREO.  Total non-performing assets as of September 30, 2012 was $1.4 million, a decrease of 20.2% compared to $1.8 million as of December 31, 2011. The decrease was primarily attributable to sale of OREO.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the non-performing asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “pass-watch” are those loans that have been determined to require enhanced monitoring for potential weaknesses which require further investigation. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on non-accrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At September 30, 2012, the Company had $3.1 million in pass-watch loans, $4.4 million in special mention loans, $2.0 million in substandard loans and no doubtful loans. At December 31, 2011, the Company had no pass-watch loans, $6.5 million in special mention loans, $2.1 million in substandard loans and no doubtful loans.

The following table sets forth certain information regarding non-accrual loans by type, loans past due 90 days and accruing, other real estate owned and restructured loans accruing as of the dates indicated:

	September 30, 2012		December 31, 2011
(000's, except percentages):	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets

Commercial and industrial	$210	0.16%	$79	0.06%
Real estate — mortgage	-	-	-	-
Real estate — construction and land	-	-	-	-
Consumer and other	-	-	-	-
Total non-accrual loans	210	0.16%	79	0.06%
Loans past due 90 days and accruing	251	0.20%	-	-%
Other real estate owned	982	0.76%	1,729	1.40%
Total non-performing assets	$1,443	1.12%	$1,808	1.47%
Restructured loans accruing	$691	0.54%	$1,759	1.43%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $150,000 during the year ended December 31, 2011. If interest on impaired loans had been recognized on a full accrual basis during the year ended December 31, 2011, income would have increased by approximately $23,000. Interest income recognized and interest not recognized on impaired loans during the three and nine months ended September 30, 2012 and 2011 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.3 million at September 30, 2012 and December 31, 2011, respectively, or 1.4% and 1.6%, respectively, of total funded loans.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had charge-offs of $24,000 and recoveries of $177,000 during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, we had charge-offs of $262,000 and recoveries of $65,000.

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

(000's)	As of September 30, 2012		As of December 31, 2011
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$995	75.1%	$950	70.3%
Consumer installment	6	0.5	4	0.3
Real estate — mortgage	256	19.3	312	23.1
Real estate — construction and land	68	5.1	86	6.3
Total allowance for loan losses	$1,325	100.0%	$1,352	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $251,000 as of September 30, 2012 and $317,000 at December 31, 2011.

Deposits

Deposits are our primary source of funding. Total deposits at September 30, 2012 and December 31, 2011 were $111.0 million and $111.2 million, respectively.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended September 30, 2012 and 2011:

	For the nine months ended
(000's)	September 30, 2012			September 30, 2011
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$14,103	17.7%	0.0%	$12,554	13.8%	0.0%
NOW accounts	3,407	4.3	0.3	2,800	3.1	0.6
Money market accounts	27,059	34.0	0.5	21,929	24.2	0.8
Savings accounts	373	0.5	0.5	266	0.3	0.6
Certificates of deposit, less than $100,000	5,539	7.0	2.3	10,991	12.1	3.4
Certificates of deposit, $100,000 or greater	28,986	36.5	1.9	42,093	46.5	3.7

Total deposits	$79,467	100.00%	1.1%	$90,633	100.00%	2.3%

The average volume of certificates of deposits decreased $18.6 million for the nine months ended September 30, 2012, compared to the same period in 2011. The decrease was related in part to the decrease in average loans by $6.7 million for the nine months ended September 30, 2012, compared to the same period in 2011. Also, part of the decrease was replaced by money market deposits and borrowings from the Federal Home Loan Bank of Dallas. Average money market deposits increased $5.1 million for the nine months ended September 30, 2012, compared to the same period in 2011. Average borrowings increased by $2.0 million for the nine months ended September 30, 2012, compared to the same period in 2011.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	September 30, 2012	December 31, 2011
Three months or less	$5,526	$4,458
Over three months through six months	8,783	11,295
Over six months through twelve months	10,327	8,155
Over twelve months	5,377	5,272

Total	$30,013	$29,180

Shareholders’ Equity

As of September 30, 2012, shareholders’ equity increased $5.6 million to $16.3 million, from $10.7 million as of December 31, 2011. The increase was due to $4.0 million in net proceeds from the rights offering and the limited public offering, and $1.4 million of net income during the nine months ended September 30, 2012.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at September 30, 2012. See Note 14 to the financial statements included in this report. Additional liquidity is also provided through the Bank’s lines of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of September 30, 2012, our established credit line with the Federal Home Loan Bank of Dallas was $17.2 million, or 12.6% of assets, of which none was utilized. As of September 30, 2012, our established credit line with the Federal Reserve Bank of Dallas was $20.4 million, or 15.8% of assets, none of which was utilized. Additionally, we serve as trustee or custodian for $50.6 million in cash deposits held at BlackRock, Inc. in a money market fund, of which approximately $38.5 million could be held at the Bank in deposit accounts fully insured by the FDIC. At September 30, 2012, money market deposits included $32.4 million of the custodial cash, leaving $6.1 million available to the Bank.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, tier 1 capital to risk-weighted assets of 4.00%, and tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. As of September 30, 2012, the Bank’s total capital to risk weighted assets ratio was 17.23%, and the Bank’s tier 1 capital to average assets ratio was 14.16%.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2012
Total Capital (to Risk Weighted Assets)	$16,104	17.23%	$7,476	>	8.00%	$9,345	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	14,934	15.98%	3,738	>	4.00%	5,607	>	6.00%

Tier 1 Capital (to Average Assets)	14,934	14.16%	4,220	>	4.00%	5,275	>	5.00%

As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$11,480	13.23%	$6,941	>	8.00%	$8,677	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,391	11.98%	3,471	>	4.00%	5,206	>	6.00%

Tier 1 Capital (to Average Assets)	10,391	10.24%	4,058	>	4.00%	5,073	>	5.00%

Liquidity Management

At September 30, 2012, the Company (excluding the Bank) had approximately $1.0 million in cash. These funds can be used for Company operations, investment and for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated.

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

At September 30, 2012, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $6.5 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $27.6 million at September 30, 2012.

The Bank’s significant contractual obligations and other potential funding needs at September 30, 2012 consist of:

	As of September 30, 2012
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$282	$263	$93	$-

Certificates of deposit	$27,613	$6,039	$1,151	$-

The Bank had cash and cash equivalents of $24.1 million, or 18.7% of total assets, at September 30, 2012.  Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of September 30, 2012, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $17.2 million or 12.6% of assets, none of which was utilized at September 30, 2012.  The established credit line with the Federal Reserve Bank of Dallas was $20.4 million, or 15.8% of assets, none of which was utilized at September 30, 2012.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of September 30, 2012, the loan to deposit ratio was 81.8%. Total trust custodial cash available to the Bank as of September 30, 2012 was approximately $38.5 million, of which $32.4 million was included in money market deposits, leaving a remaining balance of $6.1 million which is available to the Bank. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 33.9% of total assets as of September 30, 2012.  We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

T BANCSHARES, INC.

Date: November 14, 2012	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Senior Vice President and Chief Financial Officer/Principal Financial Officer

