Form 10-K
period 2012-12-31
T Bancshares, Inc.
filed 2013-04-01
CIK 1272754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10−K

☒  ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $7.9 million.

The number of common shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,021,932 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of April 1, 2013

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2013 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2012, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in “Item 1A-Risk Factors” and the following:

•	general economic conditions, including our local, state and national real estate markets and employment trends;
•	volatility and disruption in national and international financial markets;
•	government intervention in the U. S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau and the capital ratios of proposed rule making pursuant to Basel III;
•	political instability;
•	the ability of the Federal government to deal with the slowdown of the national economy and the fiscal cliff;
•	competition from other financial institutions and financial holding companies;
•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	changes in the demand for loans;
•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;
•	the accuracy of our estimates of future loan losses;
•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;
•	soundness of other financial institutions with which we have transactions;
•	inflation, interest rate, market and monetary fluctuations;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to attract deposits;
•	changes in our liquidity position;
•	changes in the reliability of our vendors, internal control system or information systems;
•	our ability to attract and retain qualified employees;
•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;
•	expansion of our operations, including branch openings, new product offerings and expansion into new markets;
•	changes in our compensation and benefit plans; and
•	acts of God or of war or terrorism.

Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business.

General

T Bancshares, Inc. (the “Company,” “we,” “us,” or “our,” hereafter) was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A., a national association (the “Bank”), which opened on November 2, 2004. The Bank operates through a main office located at 16000 Dallas Parkway, Dallas, Texas, and another full-service banking office at 8100 North Dallas Parkway, Plano, Texas.  Other than its ownership of the Bank, the Company conducts no material business. During the fourth quarter of 2012, the Bank added the Small Business Administration (“SBA”) division, with loan production offices in Phoenix, Arizona, Denver, Colorado, Portland, Oregon and Youngstown, Florida.

The Bank is a full-service commercial bank offering a broad range of commercial and consumer banking services to small- to medium-sized businesses, single-family residential and commercial contractors and consumers. Lending services include commercial loans to small to medium-sized businesses and professional concerns as well as consumers. The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. The Bank also offers wealth management and trust services. These services are provided through a variety of delivery systems including automated teller machines, private banking, telephone banking and Internet banking.

As of December 31, 2012, the Bank had approximately $114.4 million in assets, $92.6 million in total loans and $80.7 million in deposits.

Market Area

Our primary service areas include North Dallas, Addison, Plano, Frisco, Southlake, Grapevine and the neighboring Texas communities. We serve these markets from two locations. Our main office is located at 16000 Dallas Parkway, Dallas, Texas, and we also have a full-service branch office at 8100 North Dallas Parkway, Plano, Texas. We also serve niche markets nationally that include loans to dentists and small business lending under programs through the U.S. Small Business Administration and the U.S. Department of Agriculture.

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

The Bank’s delegations of authority, which are approved by the Board of Directors, provide for various levels of officer lending authority. The Bank has an independent review that evaluates the quality of loans on a quarterly basis and determines if loans are originated in accordance with the guidelines established by the Board of Directors. Additionally, our Board of Directors has formed a Directors’ Loan Committee with members determined by board resolution to provide the following oversight:

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

•	Commercial real estate. Commercial real estate loan terms generally are limited to ten years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for a period exceeding 120 months. The Bank generally charges an origination fee for its services. The Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. The Bank also makes commercial real estate loans to owner occupants of the real estate held as collateral. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis. In addition, at least two of our directors are experienced in the acquisition, development and management of commercial real estate and use their experience to assist in the evaluation of potential commercial real estate loans.

•	Construction and development loans. We make construction and development loans on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to 12 months and interest is paid monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards and applicable regulations. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include, without limitation, fluctuations in the value of real estate, the financial condition of the buyer on a presold basis and of the builder on a speculative basis, and new job creation trends.

•	Residential real estate. The Bank’s residential real estate loans consist of loans to acquire and renovate existing homes for subsequent re-sale, residential new construction loans and, on a very limited basis, second mortgage loans and traditional mortgage lending for one-to-four family residences. The Bank offers primarily adjustable rate mortgages. All loans are made in accordance with the Bank’s appraisal and loan policy with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 80%. We believe these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Government Enhanced Small Business Lending

The Bank originates and services commercial and real estate loans under programs guaranteed by the U.S. Small Business Administration and the U.S. Department of Agriculture. The principal balance of these loans is generally guaranteed 75% to 80% by these agencies. These loans generally offer borrowers more flexible terms and conditions than may be available for conventional commercial loans. Examples of more flexible terms include longer amortization periods, lower required down payments, and less borrower operating history. These loans are generally secured by equipment, real estate, and other tangible collateral. Loan-to-value ratios may, in some instances, be higher than conventional loans. Loans secured by business assets that do not include real estate have terms that are generally ten years or less and are fully amortizing. Loans secured by real estate as the principal collateral are generally twenty five years or less and are also fully amortizing. Most loans are adjustable rate loans but may be fixed for the term of the loan. Repayment of the loans is based on an analysis of the borrower’s ability to generate sufficient income from operations. This analysis may rely more heavily on projected future earnings than on conventional loans. The Bank also analyzes the industry sector to determine the feasibility of the projected income.

There is a liquid and very active secondary market for the guaranteed portion of these loans. Because the guaranteed portion carries the full faith and credit guarantee of the U.S. Government, the lower investor required yield on that portion of the loan generally creates a premium at the time of the sale.

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

Portfolio Composition

The following table sets forth the composition of the Bank’s loan portfolio at December 31, 2012. Loan balances do not include undisbursed loan proceeds, unearned income, sold guaranteed portions of loans, or allowance for loan losses.

Portfolio Percentage at December 31, 2012
Commercial and industrial	71%
Real Estate – mortgage	23%
Real Estate – construction	3%
SBA 7a	-%
SBA 504	2%
Consumer installment	1%

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

Deposit Services

Deposits are the major source of the Bank’s funds for lending and other investment activities. Additionally, we also generate funds from loan principal repayments and prepayments. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. The Bank considers the majority of its regular savings, demand, NOW, and money market deposit accounts to be core deposits. These accounts comprised approximately 54% of the Bank’s total deposits at December 31, 2012. The Bank’s remaining deposits were composed of time deposits less than $100,000, which comprised 5% of total deposits, and time deposits of $100,000 and greater, which comprised approximately 41% of total deposits at December 31, 2012. The Bank believes it is very competitive in the types of accounts and interest rates we offer on deposit accounts, in particular money market accounts and time deposits. We actively solicit these deposits through personal solicitation by our officers and directors, advertisements published in the local media, and through our Internet banking strategy.

Trust Services

Since August 2006, the Bank has offered traditional fiduciary services, such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. The Bank’s trust department works with our customers and their financial advisors to define objectives, goals and strategies for their investment portfolios and tailor their investment portfolios accordingly. As of December 31, 2012, the Bank had approximately $925 million in trust assets under management.

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

Employees

The success of the Bank depends, in significant part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank currently has 30 full-time equivalent employees. None of the Bank’s employees are represented by a collective bargaining agreement. The Bank believes that its relations with its employees are good.

Employees are covered by a comprehensive employee benefit program which provides for, among other benefits, 401(k) Plan, hospitalization and major medical insurance, disability insurance, and life insurance. Such employee benefits are considered by management to be generally competitive with employee benefits provided by other similar employers in the Bank's geographic market area.

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

SUPERVISION AND REGULATION

General

Set forth below is a description of the significant elements of the laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Moreover, these statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company or its principal subsidiary, the Bank, could have a material effect on our business.

Regulatory Agencies

As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and, acting under delegated authority, the Federal Reserve Bank of Dallas pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a national bank, the Bank is subject to the supervision and regulation of the Office of the Comptroller of the Currency (the “Comptroller”).

Bank Holding Company Regulation

Bank Holding Company Act. As a registered bank holding company, the Company is required to furnish to the Federal Reserve annual and quarterly reports of its operations and may also be required to furnish such additional information and reports as the Federal Reserve or the Federal Reserve may require.

Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve or, acting under delegated authority, the Federal Reserve before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

Under the Bank Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of the Company or the Bank. For purposes of the Bank Holding Company Act, “control” is defined as ownership of 25% or more of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

Change in Bank Control Act. The Change in Bank Control Act of 1978, as amended (the “Change in Bank Control Act”), and the related regulations of the Federal Reserve require any person or groups of persons acting in concert (except for companies required to make application under the Bank Holding Company Act), to file a written notice with the Federal Reserve or, acting under delegated authority, the appropriate Federal Reserve Bank, before the person or group acquires control of the Company. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the Change in Bank Control Act where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Securities Exchange Act of 1934, as amended, such as the Company, or such ownership interest is greater than the ownership interest held by any other person or group.

Permitted Activities. The Bank Holding Company Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, and various non-bank activities that are deemed to be closely related to banking. The activities of the Company are subject to these legal and regulatory limitations under the Bank Holding Company Act and the implementing regulations of the Federal Reserve.

A bank holding company may also elect to become a “financial holding company,” by which a qualified parent holding company of a banking institution may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company will be able to successfully elect to be regulated as a financial holding company if all of its depository institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the Community Reinvestment Act of 1977, as amended (the “Community Reinvestment Act”), such as being “well-capitalized” and “well-managed,” and must have a Community Reinvestment Act rating of at least “satisfactory.” Financial holding companies remain subject to regulation and oversight by the Federal Reserve. The Company believes that the Bank, which is the Company's sole depository institution subsidiary, presently satisfies all of the requirements that must be met to enable the Company to successfully elect to become a financial holding company. However, the Company has no current intention of seeking to become a financial holding company. Such a course of action may become necessary or appropriate at some time in the future depending upon the Company's strategic plan.

Source of Strength

Under the Federal Reserve's “source of strength” doctrine, a bank holding company is required to act as a source of financial and managerial strength to any subsidiary bank. The holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company's failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve's regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company's subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), but the Federal Reserve has not yet adopted regulations to implement this requirement.

Sound banking practice. The Federal Reserve also has the power to order a bank holding company to terminate any activity or investment, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or investment or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any subsidiary bank of the bank holding company.

Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve's Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company's consolidated net worth. There is an exception for bank holding companies that are well-managed, well capitalized, and not subject to any unresolved supervisory issues. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank's soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) expanded the Federal Reserve's authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

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

Bank Regulation

Federal and state laws and regulations that govern banks have the effect of, among other things, regulating the scope of business, investments, cash reserves, the purpose and nature of loans, the maximum interest rate chargeable on loans, the amount of dividends declared, and required capitalization ratios.

National Banking Associations. Banks organized as national banking associations under the National Bank Act are subject to regulation and examination by the Comptroller. The OCC’s supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank Act:

•	requires each national banking association to maintain reserves against deposits,
•	restricts the nature and amount of loans that may be made and the interest that may be charged, and
•	restricts investments and other activities.

Deposit Insurance. The Bank is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions. Until October 2008, the protection generally did not exceed $100,000 per depositor. Beginning in October 2008, the amount of protection was increased to $250,000 under the Temporary Liquidity Guarantee Program (TLGP) of the Emergency Economic Stabilization Act of 2008. This increased protection to $250,000 was initially available only through December 31, 2009 but the Dodd-Frank Act made this $250,000 protection permanent. The new regulations were also expanded whereby the protection for non-interest bearing deposits was unlimited at institutions participating in the TLGP. This unlimited coverage for these non-interest bearing accounts was also initially only available through December 31, 2009 but was extended by the Dodd-Frank Act until December 31, 2012. Non-interest bearing deposits initially also included, by definition, certain Interest on Lawyers Trust Accounts (IOLTA) and Negotiable Order of Withdrawal accounts (NOW Accounts) with a maximum capped interest rate. Effective January 1, 2011 through December 31, 2012, the definition of non-interest bearing was changed to no longer include NOW accounts. The unlimited coverage for interest bearing accounts was not renewed and expired on December 31, 2012.

The Bank must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the deposit insurance fund) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose shortages in special assessments to cover the Deposit Insurance Fund (DIF).

The FDIC announced in 2009 the requirement of member banks to prepay on December 30, 2009, their estimated quarterly assessments for 2010, 2011 and 2012, including a three basis point increase in premium rates for 2011 and 2012. The Company’s prepayment amount totaled $921,000 in the aggregate and is being expensed over a three year period based on future quarterly assessment calculations. As of December 31, 2012, $428,000 in pre-paid deposit insurance assessments is included in other assets in the accompanying consolidated balance sheet.

In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Under the Restoration Plan, the FDIC did not institute the uniform three-basis point increase in assessment rates scheduled to take place on January 1, 2011 and maintained the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. The Dodd-Frank Act requires the FDIC to offset the effect of increasing the reserve ratio on institutions with total consolidated assets of less than $10 billion.

As required by the Dodd-Frank Act, the FDIC also revised the deposit insurance assessment system, effective April 1, 2011, to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period as opposed to solely bank deposits at an institution. This base assessment change necessitated that the FDIC adjust the assessment rates to ensure that the revenue collected under the new assessment system, will approximately equal that under the existing assessment system.

Under the FIRREA, an FDIC-insured depository institution can be held liable for any losses incurred by the FDIC in connection with (1) the “default” of one of its FDIC-insured subsidiaries or (2) any assistance provided by the FDIC to one of its FDIC-receivers, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The Company receives most of its revenue from dividends paid to the Company by the Bank. Described below are some of the laws and regulations that apply when either the Company or the Bank pay or paid dividends.

National banks are required by federal law to obtain the prior approval of the OCC to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

To pay dividends, the Bank must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the regulatory authorities may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The FDIC and the OCC have each indicated paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the Comptroller and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends to the extent net income is sufficient to cover both cash dividends and a rate of earnings retention consistent with capital needs, asset quality and overall financial condition. No undercapitalized institution may pay a dividend.

Capital Requirements

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. Under these capital guidelines, banking organizations are required to maintain certain minimum capital ratios, which are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories. In addition to such risk adjusted capital requirements, banking organizations are also required to maintain an additional minimum “leverage” capital ratio, which is calculated on the basis of average total assets without any adjustment for risk being made to the value of the assets. Qualifying capital is classified depending on the type of capital as follows:

•	“Tier 1 capital” consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. In determining bank holding company compliance with holding company level capital requirements, qualifying Tier 1 capital may count trust preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital provided that the bank holding company has total assets of less than $15.0 billion and such trust preferred securities were issued before May 19, 2010;
•	“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of allowance for loan and lease losses; and
•	“Tier 3 capital” consists of qualifying unsecured subordinated debt.

Under the federal capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized”, a bank holding company must have a total risk-based capital ratio and a Tier 1 risk-based capital ratio of at least 10% and 6%, respectively, and a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. At December 31, 2012, the respective capital ratios of the Bank exceeded the minimum percentage requirements to be deemed “well capitalized” under applicable Federal Reserve and Comptroller capital rules.

Pursuant to federal regulations, banks and bank holding companies, with more than $500 million in consolidated assets, must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case the affected institution may no longer be deemed well capitalized and may be subject to restrictions on various activities, including a bank's ability to accept or renew brokered deposits.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply.

In 2008, a revised international accord, referred to as Basel II, became mandatory for large internationally active banking organizations or “core” banks, defined as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more, and emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. Basel II did not apply to, and was not adopted by, the Company or the Bank.

In September 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain (i) a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 4.5%, plus 2.5% "capital conservation buffer" (which is added to the Tier 1 common equity ratio, effectively resulting in a minimum Tier 1 common equity ratio of 7% upon full implementation), (ii) a minimum, Tier 1 capital to risk-weighted assets ratio of at least 6%, plus the capital conservation buffer (which is added to the Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation) (iii) a minimum total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the total capital ratio, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4% calculated as the ratio of Tier 1 capital to average assets. The minimum regulatory capital thresholds will also be revised to levels that reflect the new capital requirements for all capital categories (including "well capitalized", "adequately capitalized", "undercapitalized", and "critically undercapitalized"). The Tier 1 common equity and Tier 1 capital ratio requirements will be phased in incrementally between January 1, 2013 and January 1, 2015; certain new deductions from common equity made in calculating Tier 1 common equity will be phased in incrementally over a four-year period commencing on January 1, 2014; and a capital conservation buffer will be phased in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

On June 7, 2012, the U.S. banking agencies requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Once adopted, these new capital requirements would be phased in over time. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period. Comments to the proposed rules were requested by September 7, 2012 in order to begin the gradual integration of the proposed rules on January 1, 2013. U.S. banking agencies have delayed implementation of the proposed rules as they continue weighing views expressed during the comment period. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Prompt Corrective Action

The federal banking agencies have issued regulations pursuant to the FDIA defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A bank that may otherwise meet the minimum requirements to be classified as well-capitalized, adequately capitalized, or undercapitalized may be treated instead as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. Under the prompt corrective action regulations, a bank that is deemed to be undercapitalized or in a lesser capital category will be required to submit to its primary federal banking regulator a capital restoration plan and to comply with the plan.

Any bank holding company that controls a subsidiary bank that has been required to submit a capital restoration plan will be required to provide assurances of compliance by the bank with the capital restoration plan, subject to limitations on the bank holding company's aggregate liability in connection with providing such required assurances. Failure to restore capital under a capital restoration plan can result in the bank being placed into receivership if it becomes critically undercapitalized. A bank subject to prompt corrective action also may affect its parent holding company in other ways. These include possible restrictions or prohibitions on dividends or subordinated debt payments to the parent holding company by the bank, as well as limitations on other transactions between the bank and the parent holding company. In addition, the Federal Reserve may impose restrictions on the ability of the bank holding company itself to pay dividends, or require divestiture of holding company affiliates that pose a significant risk to the subsidiary bank, or require divestiture of the undercapitalized subsidiary bank. At each successive lower capital category, an insured bank may be subject to increased operating restrictions by its primary federal banking regulator.

Interstate Banking and Branching

Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the Federal Deposit Insurance Act and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

However, under the Dodd-Frank Act, the national branching requirements have been relaxed and national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

The Comptroller accepts applications for interstate merger and branching transactions, subject to certain limitations on ages of the banks to be acquired and the total amount of deposits within the state a bank or financial holding company may control. Since our primary service area is Texas, we do not expect that the ability to operate in other states will have any material impact on our growth strategy. We may, however, face increased competition from out-of-state banks that branch or make acquisitions in our primary markets in Texas.

Community Reinvestment Act

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC and the Commissioner is to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on us. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements. The Bank received a rating of “satisfactory” on its most recent Community Reinvestment Act examination.

Restrictions on Transactions with Affiliates and Loans to Insiders

The Bank is subject to the provisions of Section 23A of the Federal Reserve Act(the “Affiliates Act”), as such provisions are made applicable to state non-member banks by Section 18(i) of the Federal Deposit Insurance Act. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank.

These provisions place limits on the amount of:

•	loans or extensions of credit to affiliates;

•	investment in affiliates;

•	assets that may be purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	the guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of its capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the purchase or acquisition of low-quality assets from affiliates. The Dodd-Frank Act expanded the scope of Section 23A, which now includes investment funds managed by an institution as an affiliate, as well as other procedural and substantive hurdles.

The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits the Bank from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Under federal law, the Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features. The Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions (which are also covered by the expansion of Section 23A). The Dodd-Frank Act prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director, or principal shareholder (or any related interest of such a person) unless the transaction is on market terms, and, if the transaction exceeds 10% of the institution's capital, it is approved in advance by a majority of the disinterested directors.

Concentrated Commercial Real Estate Lending Regulations

The federal banking agencies, including the Comptroller have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2012, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which implements significant changes to the regulation of the financial services industry. Among other reforms discussed throughout this section, the Dodd-Frank Act includes the following provisions that have affected or are likely to affect us:

•	Repeal of the federal prohibitions on the payment of interest on demand deposits effective July 21, 2011, thereby permitting, but not requiring, depository institutions to pay interest on business transaction and other accounts.

•	Imposition of comprehensive regulation of the over-the-counter derivatives market, including provisions that effectively prohibit insured depository institutions from conducting certain derivatives activities from within the institution.

•	Implementation of corporate governance revisions, including executive compensation reporting obligations for financial institutions with total assets of more than $1.0 billion and executive compensation disclosure and proxy access requirements for all publicly traded companies.

•	Increase in the Federal Reserve's examination authority with respect to bank holding companies' non-banking subsidiaries.

•	Limitations on the amount of any interchange fee charged by a debit card issuer to be reasonable and proportional to the cost incurred by the issuer effective July 21, 2011. On June 29, 2011, the Federal Reserve set the interchange rate cap at $0.24 per transaction. While these restrictions do not apply to banks like us with less than $10 billion in assets, the rule could affect the competitiveness of debit cards issued by smaller banks. We believe that market forces may erode the effectiveness of this exemption now that merchants can select more than one network for transaction routing.

•	Significant increases in the regulation of mortgage lending and servicing by banks and nonbanks. In particular, requirements that mortgage originators act in the best interests of a consumer and seek to ensure that a consumer will have the capacity to repay a loan that the consumer enters into; mandates of comprehensive additional residential mortgage loan related disclosures; and requirements that mortgage loan securitizers retain a certain amount of risk (as established by the regulatory agencies). However, mortgages that conform to the new regulatory standards as "qualified residential mortgages" will not be subject to risk retention requirements.

Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on the Company, its customers or the financial industry generally.

Consumer Financial Protection Bureau

The Consumer Financial Protection Bureau (“CFPB”) was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. Banking institutions with total assets of $10.0 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

The CFPB has already finalized rules relating to remittance transfers under the Electronic Fund Transfer Act, which requires companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. These new rules will take effect in February 2013. The CFPB has also amended certain rules under Regulation C relating to home mortgage disclosure to reflect a change in the asset-size exemption threshold for depository institutions based on the annual percentage change in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, on January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amend the Truth in Lending Act (Regulation Z). Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer's ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. The rule will become effective January 10, 2014.

Technology Risk Management and Consumer Privacy

State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third party for use in marketing.

Other Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implement regulations, including but not limited to the Truth in Savings Act, Electronic Funds Transfer Act, Expedited Funds Availability Act, the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the National Flood Insurance Act and various other federal and state privacy protection laws. Failure to comply in any material respect with any of these laws could subject the Bank to lawsuits and could also result in administrative penalties, including fines and reimbursements. The Company and the Bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply in any material respect with any of these laws and regulations could subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

Regulation Z. On April 5, 2011, the Federal Reserve’s Final Rule on Loan Originator Compensation and Steering (Regulation Z) became final. Regulation Z is more commonly known as regulation that implements the Truth in Lending Act. Regulation Z address two components of mortgage lending, i.e., loans secured by a dwelling, and implements restrictions and guidelines for: (a) prohibited payments to loan originators and (b) prohibitions on steering. Under Regulation Z, a creditor is prohibited from paying, directly or indirectly, compensation to a mortgage broker or any other loan originator that is based on a mortgage transaction's terms or conditions, except the amount of credit extended, which is deemed not to be a transaction term or condition. In addition, Regulation Z prohibits a loan originator from “steering” a consumer to a lender or a loan that offers less favorable terms in order to increase the loan originator’s compensation, unless the loan is in the consumer's interest. Regulation Z also contains a record-retention provision requiring that, for each transaction subject to Regulation Z, the financial institution must maintain records of the compensation it provided to the loan originator for that transaction as well as the compensation agreement in effect on the date the interest rate was set for the transaction. These records must be maintained for two years.

UDAP and UDAAP. Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”), which has been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.

Other regulation. The Bank’s operations are also subject to various federal and state laws such as:

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

Our profitability will depend on the Bank’s profitability and, while we were profitable in 2006 and 2007, we experienced significant and material losses for the years 2008 through 2011. We may incur continued difficulties or setbacks reaching profitability in the future. We have incurred substantial start-up expenses associated with our organization and our public offering and sustained losses or achieved minimal profitability during our initial years of operations. At December 31, 2012, we had an accumulated deficit account of approximately $6.0 million, principally resulting from the organizational and pre-opening expenses that we incurred in connection with the opening of the Bank, losses on loans, expenses in connection with the Agreement with the Comptroller, and expenses related to the correction of participant account balances as a result of revising unit values on certain collective investment funds sponsored by the Bank. Our success will depend, in large part, on our ability to attract and retain deposits and customers for our services. If we are ultimately unsuccessful, you may lose part or all of the value of your investment.

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

Since August 2006, we have offered traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. As of December 31, 2012, the Bank had approximately $925 million in trust assets under management. To date, virtually all of the growth in our assets under management relates to a registered investment advisor who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. Furthermore, the level of assets under management is significantly impacted by the market value of the assets which has increased each year after the sharp decline during 2008. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

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

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. There were no losses in the dental portfolio from 2005 through 2008. In 2009 and 2010, losses represented 0.89% and 0.33% of year end dental portfolio assets, respectively. There were losses of $1,500 during 2012, and we had no losses during 2011. At December 31, 2012, our loan portfolio included $63.8 million of loans, approximately 67.9% of our total funded loans, to the dental industry, including practice acquisition loans, dental equipment loans, and dental facility loans. We believe that these loans are conservatively underwritten to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental industry in general, we may incur significant losses in our loan portfolio as a result of this concentration.

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

Our per customer lending limit at December 31, 2012 was approximately $2.5 million, subject to further reduction based on regulatory criteria. Accordingly, the size of loans which we can offer to potential customers is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

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

Breakdowns in our internal controls and procedures could have an adverse effect on us.

We believe our internal control system as currently documented and functioning is adequate to provide reasonable assurance over our internal controls. Nevertheless, because of the inherent limitation in administering a cost effective control system, misstatements due to error or fraud may occur and not be detected. Breakdowns in our internal controls and procedures could occur in the future, and any such breakdowns could have an adverse effect on us. See “Item 9A – Controls and Procedures” for additional information.

We compete in an industry that continually experiences technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for conveniences, as well as to create additional efficiencies in our operations. Many of our larger competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, damage our reputation and inhibit current and potential customers from our Internet banking services. Each year, we add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing. We continue to investigate cost effective measures as well as insurance protection.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is thinly traded and, therefore, you may have difficulty selling shares.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”); however, we have no ability to ensure that an active market will exist in the future or that shares can be liquidated without delay. The average daily trading volume in our stock during 2012 was 467 shares.

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

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Report. As a result, if you acquire our common stock, you may lose some or all of your investment.

Item 2.	Properties.

Our main office is located at 16000 Dallas Parkway, Dallas, Texas 75248. We occupy 4,357 square feet of the main lobby-accessed ground floor of a multi-story office building at that address. The lease for our main office began on January 1, 2004 and is for a term of 125 months.  We subsequently leased an additional 3,493 square feet on the second floor of the same building to house our trust and operations areas. The lease began on June 1, 2006, and was for a term of 64 months. The lease was amended effective as of February 1, 2011, and is for a term of 40 months. The leases also call for the Bank to pay for a pro rata share of operating, tax and electric costs above a certain base amount. We also operate a branch office located at 8100 North Dallas Parkway, Plano, Texas, which is approximately 10 miles north of the main office. The branch office occupies 1,750 square feet in a two story, commercial building in a developed commercial center. The lease for our branch office began on December 1, 2003 and is for a term of 120 months. The lease rate increased on month 60. The lease also calls for the Bank to pay for a pro rata share of operating and tax costs above a certain base amount. We also have office space located at 850 E. Highway 114, Southlake, Texas, which is approximately 15 miles northwest of the main office. The space is 2,245 square feet on the second floor of a two story, commercial building in a developed commercial center. The lease for our office began on February 1, 2007 and is for a term of 120 months. The lease also calls for the Bank to pay for a pro rata share of operating and tax costs above a certain base amount. We are actively marketing this space for sub-lease. Management believes that the principal terms of the leases are consistent with prevailing market terms and conditions and that these facilities are in good condition and adequate to meet our current needs.

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

Market Information

Our common stock is quoted on the OTCBB under the symbol “TBNC.OB”. The table below gives the high and low bid information for the last two fiscal years. The bid information in the table was obtained from the OTCBB and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. There may have been other transactions in our common stock of which we are not aware.

	High	Low
2012
Fourth Quarter	$3.20	$2.65
Third Quarter	$3.03	$2.51
Second Quarter	$3.08	$1.86
First Quarter	$4.00	$1.50

2011
Fourth Quarter	$4.30	$1.50
Third Quarter	$2.00	$1.82
Second Quarter	$4.75	$1.75
First Quarter	$3.00	$1.45

On March 15, 2013 we had 342 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to the Company’s 2005 Stock Incentive Plan, which constitutes the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders. The Company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the Company’s stockholders.

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

Business Strategy

We believe we can effectively compete as a community bank in our market area and the niche markets we serve. We focus our marketing efforts in three areas. We serve our local geographic market which is the Dallas - Fort Worth metropolitan area. We serve the dental and other health professional industries through a centralized loan and deposit platform that operates out of our main office in Dallas, Texas and serves clients in 30 states. Since the fourth quarter, 2012, we have expanded to serve the small business community by offering loans guaranteed by the Small Business Administration as well as the U.S. Department of Agriculture. We are registered in Colorado and Oregon as a lender and our employees maintain home offices in those states from which we originate and underwrite those loans. We anticipate that these loans will also be originated nationwide.

We offer a broad range of commercial and consumer banking services primarily to small to medium-sized businesses and their employees. Because our of technological capabilities, including worldwide free ATM withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, we believe we can be the primary bank for most customers no matter where they are located. We believe that meeting the needs of our customers and making their banking experience more efficient leads to increased customer loyalty. In addition to our traditional banking services, we offer trust services to individuals and benefit plans.

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

The Bank’s goals are as follows:

•	sustain profitability;
•	maintain controlled growth by focusing on increasing our loan and deposit market share by providing personalized customer service;
•	closely manage yields on earning assets and rates on interest-bearing liabilities;
•	continue focusing on noninterest income opportunities including our trust business;
•	maintain our positive working relationship with our regulators;
•	control noninterest expenses; and,
•	maintain strong asset quality.

2012 Executive Overview

Financial Highlights

The following were significant factors related to 2012 results as compared to 2011.

Total assets at December 31, 2012 decreased by $8.9 million to $114.4 million, compared to $123.3 million at December 31, 2011. This decrease was due to a decrease in interest-bearing deposits by $23.2 million, primarily from trust custodial deposits, offset by an increase in net loans and investment securities by $10.3 million and $3.1 million, respectively.

Net interest income increased $489,000 for the year ending 2012 to $5.3 million compared to $4.8 million for the year ending 2011. Net interest margin increased from 4.7% for 2011 to 5.2% for 2012. The increase primarily resulted from the reduction in the rates paid on interest-bearing deposits. Interest expense for 2012 decreased $1.1 million from $1.9 million in 2011 to $799,000 in 2012.

Non-interest income increased $539,000 in 2012 which included $254,000 of gain on sale of loans during the fourth quarter. Trust management fees were up $257,000 and were offset by an increase of $267,000 in trust investment management expenses included in non-interest expense, resulting in a net decrease of $10,000 in net trust fees for 2012 compared to 2011.

The Company recorded a credit for loan losses of approximately $168,000 for the year ended December 31, 2012, compared to a credit of $213,000 in 2011. The credit for loan losses was a result of the reductions in classified and non-performing assets, overall improvement of economic conditions from the prior year. The Company had net recoveries of $154,000 for the year ended December 31, 2012 and net charge-offs of $189,000 for the year ended December 31, 2011. Loan charge-offs were $24,000 for the year ended December 31, 2012, compared to $262,000 for the year ended December 31, 2011.

Nonperforming assets decreased 27.8%, from $1.8 million as of December 31, 2011 to $1.3 million as of December 31, 2012. Ratios of nonperforming assets as a percentage of total assets also decreased from 1.47% at December 31, 2011 to 1.16% at December 31, 2012.

Net income for 2012 was $2.1 million, compared to net loss of $651,000 in 2011. The net loss in 2011 was a result of the $2.4 million in expenses related to the correction of participant account balances as a result of revised unit values on certain collective investment funds sponsored by the Bank, which was offset by $1.7 million in operating income for the year. For the year ended December 31, 2012, return on average assets was 1.98% and return on average equity was 14.82%.

Recent Developments

On March 14, 2013 the Bank filed notice with the Comptroller of the Currency (“Comptroller”) to close its Plano Branch on or before the expiration of the lease at that location on November 30, 2013. In addition, the Bank filed an application with the Comptroller to open a mobile branch and messenger service that will serve the area encompassed by Dallas, Collin, Rockwall, Denton, and Tarrant Counties, Texas.

On March 27, 2013 the Company and the Bank entered into modified or new employment agreements with President and Chief Executive Officer Patrick Howard, Chief Financial Officer Ken Bramlage, and Chief Credit Officer D. Craig Barnes. These agreements are filed herewith as exhibits.

Critical Accounting Policies

The Company’s financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, the Company must use its best judgment to arrive at the carrying value of certain assets. The following accounting policies are identified by management as being critical to the results of operations:

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the collectability of loans based on historical experience and the borrower’s ability to repay, the nature and volume of the portfolio, information about specific borrower situations and the estimated value of any underlying collateral, economic conditions and other factors. The allowance consists of general and specific reserves. The specific component relates to loans that are individually evaluated and determined to be impaired. This evaluation is often based on significant estimates and assumptions due to the level of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to change. The general component relates to the entire group of loans that are evaluated in the aggregate based primarily on industry historical loss experience adjusted for current economic factors. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate. As of December 31, 2012, the allowance for loan loss was $1.3 million which represented approximately 1.42% of total loans.

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

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Company has provided a 100% valuation allowance for its net deferred tax asset due to the Company’s recent net operating loss history. Positions taken by the Company in preparing the consolidated federal tax return are subject to the review of the Internal Revenue Service or to reinterpretation based on management’s ongoing assessment of facts and evolving case law, and as such positions taken by management could result in a material adjustment to the financial statements.

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

Loan income recognition

Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees are deferred and amortized as a yield adjustment over the contractual loan terms. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes impaired. Any interest accrued to income in the year when interest accruals are discontinued is generally reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated the ability to pay and remain current. Payments on nonaccrual loans are generally applied to principal.

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

Stock Based Compensation

The fair value of the Company’s employee stock options is estimated at the date of grant using the Modified Black-Scholes-Merton option pricing model. In calculating the fair value of the options, management makes assumptions regarding the risk-free rate of return, the expected volatility of our common stock and the expected life of the options.

For the years ended December 31, 2012 and 2011, we recorded expense of $27,000 and $36,000, respectively, for outstanding option grants.

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

At December 31, 2012, securities available for sale consisted of U.S. government agencies and mortgage-backed securities guaranteed by U.S. government agencies. The Company has no securities held to maturity. Restricted securities consisted of Federal Reserve Bank of Dallas stock, having an amortized cost and fair value of $459,000, Federal Home Loan Bank of Dallas stock, having an amortized cost and fair value of $665,000. The weighted average yield for the securities was 2.65% at December 31, 2012.

At December 31, 2011, securities available for sale consisted of U.S. government agencies and mortgage-backed securities guaranteed by U.S. government agencies. The Company had no securities held to maturity. Restricted securities consisted of Federal Reserve Bank of Dallas stock, having an amortized cost and fair value of $420,000, Federal Home Loan Bank of Dallas stock, having an amortized cost and fair value of $590,900. The weighted average yield for the securities was 2.85% at December 31, 2011.

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2012 and 2011:

	As of December 31,
	2012		2011
(000's)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,955	$6,127	$3,580	$3,639
Mortgage-backed securities	3,236	3,450	2,796	2,855
Securities, restricted:
Other	1,124	1,124	1,011	1,011
Total	$10,315	$10,701	$7,387	$7,505

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities available for sale as of December 31, 2012. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(000's), except percentages	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$1,000	0.80%	$4,027	2.40%	$928	3.99%	$5,955	2.38%
Mortgage-backed securities	60	2.21	-	-	-	-	3,176	3.68	3,236	3.66
Securities, restricted:
Other	-	-	-	-	-	-	-	-	1,124	-
Total	$60	2.21%	$1,000	0.80%	$4,027	2.40%	$4,104	3.75%	$10,315	3.15%

Loan Portfolio Composition

Commercial and industrial loans comprise the largest group of loans in our portfolio amounting to $66.4 million, or 70.4% of the total loan portfolio, at December 31, 2012, which is up from $57.8 million, or 69.1% of the total loan portfolio, at December 31, 2011. Commercial real estate loans comprise the second largest group of loans in the portfolio.  At December 31, 2012, commercial real estate loans totaled $25.2 million, or 26.7% of the total loan portfolio, compared to $25.6 million, or 30.6%, at year end in prior year. The following table sets forth the composition of our loan portfolio:

	As of December 31,
(000's)	2012		2011
Commercial and industrial	$66,433	70.4%	$57,813	69.1%
Consumer installment	829	0.9%	221	0.3%
Real estate — mortgage	19,881	21.1%	20,148	24.1%
Real estate — construction and land	5,296	5.6%	5,495	6.5%
SBA 7a unguaranteed portion	258	0.2%	-	-
SBA 504	1,687	1.8%	-	-
Other	12	0.0%	35	0.0%
	94,396	100.0%	83,712	100.0%
Less:
Allowance for loan losses	1,338		1,352
Deferred loan fees	73		82
Discount on loans purchased	429		-
	$92,556		$82,278

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2012, our loan portfolio included $63.8 million of loans, approximately 67.9% of our total funded loans, to the dental industry, as compared to $58.5 million, or 69.9% of total funded loans, at December 31, 2011. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated to replace loans which have paid off or reduced balances as a result of payments, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

As of December 31, 2012, 17.7% of the loan portfolio consisting of commercial, consumer and real estate loans, or $16.6 million, matures or re-prices within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding at December 31, 2012 and 2011, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2012
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$4,809	$9,898	$20,088	$29,517	$2,121	$66,433
Consumer installment	320	443	-	66	-	829
Real estate — mortgage	5,128	6,490	5,288	454	2,521	19,881
Real estate — construction and land	4,417	218	661	-	-	5,296
SBA 7a unguaranteed portion	258					258
SBA 504	1,687					1,687
Other	12	-	-	-	-	12

Total	$16,631	$17,049	$26,037	$30,037	$4,642	$94,396

	As of December 31, 2011
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total

Commercial and industrial	$7,907	$10,095	$25,631	$13,703	$477	$57,813
Consumer installment	110	111	-	-	-	221
Real estate — mortgage	4,963	8,092	3,759	553	2,781	20,148
Real estate — construction and land	5,422	73	-	-	-	5,495
Other	35	-	-	-	-	35

Total	$18,437	$18,371	$29,390	$14,256	$3,258	$83,712

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

Non-performing assets include non-accrual loans, loans 90 days past due and still accruing, OREO and other repossessed assets. Non-performing assets decreased $484,000 to $1.3 million at December 31, 2012, as compared to $1.8 million at December 31, 2011. Nonaccrual loans include two commercial and industrial loans totaling $190,000 at December 31, 2012, as compared to one commercial and industrial loan for $79,000 at December 31, 2011. Other real estate owned at December 31, 2012 includes one commercial property with carrying value of $874,000, a decrease of $855,000 compared to $1.7 million at December 31, 2011. The decrease was the result of sales of properties with carrying balance of $733,000, and write-down of current property of $121,000.

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

The following table sets forth certain information regarding nonaccrual loans by type, including ratios of such loans to total assets as of the dates indicated:

	As of December 31,
(000's)	2012		2011
	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets

Allocated:
Commercial and industrial	$190	0.17%	$79	0.06%
Total nonaccrual loans	190	0.17	79	0.06
Loans 90 days past due and accruing	259	0.23	-	-
Other real estate owned	874	0.76	1,729	1.40%
Total non-performing assets	$1,323	1.16%	$1,808	1.47%
Restructured loans	$1,758	1.54%	$1,759	1.43%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $142,000 and $150,000 during the years ended December 31, 2012 and 2011, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2012 and 2011, income would have increased by approximately $13,000 and $23,000, respectively.

Restructured loans are considered “troubled debt restructuring” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2012, we have $1.8 million in loans considered troubled debt restructurings that were not already on nonaccrual. Of the nonaccrual loans at December 31, 2012, none met the criteria for a troubled debt restructuring.

We had one real estate mortgage loan for $259,000 past due 90 days and still accruing interest at December 31, 2012. The loan was purchased at a significant discount and the principal is guaranteed by the Federal Housing Administration. There were no loans past due 90 days and still accruing interest at December 31, 2011.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2012, we had one borrower relationship with two loans of this type totaling $1.6 million, which were not included in non-accrual or restructured loans.

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

Senior management and the Directors’ Loan Committee review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses amounted to $1.3 million at December 31, 2012 and $1.4 million at December 31, 2011. During the year ended December 31, 2012, the Bank had charge-offs of $24,000 compared to $262,000 for the year ended December 31, 2011. The total reserve percentage decreased to 1.42% at year-end 2012 from 1.61% of loans at December 31, 2011 as a result of the improving economic conditions of borrowers and values of assets pledged as collateral. Based on an analysis performed by management at December 31, 2012, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

The table below presents a summary of our loan loss experience for the past five years:

(000's), except percentages	2012	2011	2010	2009	2008
Balance at January 1,	$1,352	$1,754	$1,713	$1,638	$1,600

Charge-offs:
Commercial and industrial	24	262	1,224	933	451
Consumer installment	-	-	4	88	-
Real estate – construction and land	-	-	129	282	-
Total charge-offs	24	262	1,357	1,303	451

Recoveries:
Commercial and industrial	125	13	547	9	72
Consumer installment	26	3	-	-	-
Real estate – construction and land	27	57	-	-	-
Total recoveries	178	73	547	9	72

Net charge-offs (recoveries)	(154)	189	810	1,294	379

Provision (credit) for loan losses	(168)	(213)	851	1,369	417
Balance at December 31,	$1,338	$1,352	$1,754	$1,713	$1,638

Loans at year-end	$93,967	$83,712	$96,075	$123,283	$125,177
Average loans	86,876	89,725	111,556	122,814	132,524

Net charge-offs (recoveries)/average loans	-0.18%	0.21%	0.73%	1.05%	0.29%
Allowance for loan losses/year-end loans	1.42	1.61	1.83	1.39	1.31
Total provision (credit) for loan losses/average loans	-0.19%	-0.24%	0.76%	1.11%	0.31%

The following table sets forth the specific allocation of the allowance for years ended December 31, 2012 and 2011 and the percentage of allocated possible loan losses in each category to total gross loans:

	As of December 31,
(000's), except percentages	2012		2011
	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans

Allocated:
Commercial and industrial	$1,007	75.2%	$951	70.3%
Consumer installment	12	0.9	4	0.3
Real estate — mortgage	259	19.4	312	23.1
Real estate — construction and land	60	4.5	85	6.3
Total allowance for loan losses	$1,338	100.0%	$1,352	100.0%

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

Deposits

Deposits are attracted principally from our primary geographic market area with the exception of time deposits, which, due to the Bank’s attractive rates, are attracted from across the nation. The Bank offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates periodically based on a review of deposit flows and a survey of rates among competitors and other financial institutions. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.

The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits:

	As of December 31,
(000's), except percentages	2012			2011
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$14,910	18.4%	0.00%	$12,890	14.3%	0.00%
NOW accounts	3,319	4.1	0.27	2,818	3.1	0.53
Money market accounts	27,366	33.8	0.53	24,594	27.3	0.76
Savings accounts	399	0.5	0.50	294	0.3	0.60
Certificates of deposit less than $100,000	5,267	6.5	2.19	10,138	11.2	3.30
Certificates of deposit $100,000 or more	29,736	36.7	1.72	39,564	43.8	3.51

Total average deposits	$80,997	100.0%	1.19%	$90,298	100.0%	2.49%

The following table presents maturity of our domestic certificates of deposits and other time deposits of $100,000 or more at December 31, 2012 and 2011:

	As of December 31,
(000's)	2012	2011

Three months or less	$8,800	$4,458
Over three months through six months	5,110	11,295
Over six months through twelve months	11,726	8,155
Over twelve months	7,245	5,272

Total	$32,881	$29,180

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

The Bank had cash and cash equivalents of $6.8 million, or 6.0% of total assets, at December 31, 2012. In addition to the on balance sheet liquidity available, the Bank has lines of credit with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Dallas (“FRB”), which provides the Bank with a source of off-balance sheet liquidity. As of December 31, 2012, the Bank’s established credit line with the FHLB was $16.7 million, or 14.6% of assets, of which $15.0 million was utilized. The established credit line with the FRB was $18.0 million, or 15.7% of assets, of which none was utilized or outstanding at December 31, 2012. The Bank’s trust operations serve in a fiduciary capacity for approximately $925 million in total market value of assets as of December 31, 2012. Some of these custody assets are invested in cash. This cash is maintained either in a third party money market mutual fund (invested predominately in U.S. Treasury securities and other high grade investments) or in a Bank money market account. Only cash which is fully insured by the FDIC is maintained at the Bank. This cash can be moved readily between the Bank and the third party money market mutual fund.  As of December 31, 2012, there was $41.0 million of cash at the third party money market mutual fund available to transfer to the Bank which would be fully FDIC insured for the trust customers of the Bank.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $6.4 million during 2012 to $17.0 million at December 31, 2012 from $10.6 million at December 31, 2011. The increase was due to $4.0 million in net proceeds from the rights offering and the limited public offering conducted during 2012 and $2.1 million of net income in 2012.

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

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
(000's)	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$16,819	17.57%	$7,658	>	8.00%	$9,572	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	15,621	16.32%	3,829	>	4.00%	5,743	>	6.00%

Tier 1 Capital (to Average Assets)	15,621	13.39%	4,668	>	4.00%	5,835	>	5.00%

As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$11,480	13.23%	$6,941	>	8.00%	$8,677	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,391	11.98%	3,471	>	4.00%	5,206	>	6.00%

Tier 1 Capital (to Average Assets)	10,391	10.24%	4,058	>	4.00%	5,073	>	5.00%

As of December 31, 2012, the Company’s capital ratios exceeded these requirements.

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

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 2012, we had commitments to extend credit and standby letters of credit of approximately $5.6 million and $10,000, respectively.

The following is a summary of our contractual obligations, including certain on-balance-sheet obligations, at December 31, 2012:

	As of December 31, 2012
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
Unused lines of credit	$4,577	$270	$6	$778	$5,631
Standby letters of credit	10	-	-	-	10
Operating leases	280	213	75	-	568
Certificates of deposit	27,993	7,869	1,097	-	36,959
Borrowed funds	15,000	-	-	-	15,000
Total	$47,860	$8,352	$1,178	$778	$58,168

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

	2012 vs 2011
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Total
Federal funds sold	$-	$(1)	$(1)
Securities and other	11	56	67
Loans, net of reserve (1)	(520)	(191)	(711)
Total earning assets	(509)	(136)	(645)

NOW	(7)	1	(6)
Money market	(57)	15	(42)
Certificates of deposit $100,000 or less	(113)	(106)	(219)
Certificates of deposit $100,000 or more	(703)	(170)	(873)
Borrowed funds	(1)	7	6
Total interest-bearing liabilities	(881)	(253)	(1,134)

Changes in net interest income	$372	$117	$489

(1)	Average loans include non-accrual.

	2011 vs 2010
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Total
Federal funds sold	$-	$-	$-
Securities and other	9	39	48
Loans, net of reserve (1)	397	(1,449)	(1,052)
Total earning assets	406	(1,410)	(1,004)

NOW	(3)	4	1
Money market	(41)	(85)	(126)
Certificates of deposit $100,000 or less	(63)	(120)	(183)
Certificates of deposit $100,000 or more	(231)	(108)	(339)
Borrowed funds	(15)	(5)	(20)
Total interest-bearing liabilities	(353)	(314)	(667)

Changes in net interest income	$759	$(1,096)	$(337)

Net interest income for the year ended December 31, 2012 increased $489,000, or 10.1%, compared to 2011.  The increase was primarily the result of a decrease in the average interest rates paid on interest-bearing liabilities, offset by a decrease in the average yield for loans. The average rate paid on interest-bearing liabilities decreased to 1.06% for 2012, compared to 2.37% for 2011, as high rate certificates of deposits matured and were partially replaced with lower rate certificates of deposits and short term advances from the FHLB. The average yield for loans decreased to 6.70% for 2012, compared to 7.30% for 2011. Net interest margin increased 10.6% to 5.2% for 2012 from 4.7% for 2011.

Net interest income for the year ended December 31, 2011 decreased $337,000, or 6.5%, compared to 2010.  The decrease was the result of a decrease in the average volume of loans, offset by a decrease in the average interest rates and volume for interest-bearing liabilities, along with an increase in the average yield for loans. The average volume in earning assets decreased $17.6 million to $102.4 million for 2011, compared to $119.9 million for 2010. The average yield on interest-bearing assets increased to 6.59% for 2011, compared to 6.46% for 2010. The average rate paid on interest-bearing liabilities decreased to 2.37% for 2011, compared to 2.56% for 2010.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the years ended December 31, 2012 and 2011.

	Twelve Months Ended December 31,
(000'S)	2012			2011
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve(1)	$86,876	$5,835	6.70%	$89,725	$6,546	7.30%
Federal funds sold	392	1	0.22	807	2	0.23
Securities and other	15,002	268	1.78	11,832	201	1.69
Total earning assets	102,270	6,104	5.97	102,364	6,749	6.59
Cash and other assets	2,682			3,763
Total assets	$104,952			$106,127

Interest-bearing liabilities
NOW accounts	$3,319	9	0.27	$2,818	15	0.53
Money market accounts	27,366	146	0.53	24,594	188	0.76
Savings accounts	399	2	0.50	293	2	0.60
Certificates of deposit less than $100,000	5,267	115	2.19	10,138	334	3.30
Certificates of deposit $100,000 or greater	29,736	514	1.72	39,564	1,387	3.51
Total interest bearing deposits	66,087	786	1.19	77,407	1,926	2.49
Borrowed funds	8,913	13	0.14	3,990	7	0.17
Total interest bearing liabilities	75,000	799	1.06	81,397	1,933	2.37
Noninterest bearing deposits	14,910			12,890
Other liabilities	997			1,565
Stockholders’ equity	14,045			10,275
Total liabilities and stockholders' equity	$104,952			$106,127

Net interest income		$5,305			$4,816
Net interest spread			4.91%			4.22%
Net interest margin			5.19%			4.70%

(1) Includes nonaccrual loans

Provision for Loan Losses

We established a provision for loan losses, which is charged to operations, at a level we believe to be appropriate to absorb probable losses in the loan portfolio. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The credit for loan losses totaled $168,000 and $213,000 for the years ended December 31, 2012 and 2011, respectively. Net recoveries totaled $178,000 for the year ended December 31, 2012. For the year ended December 31, 2011, net charge-offs totaled $189,000.

Noninterest Income

The components of non-interest income for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,
	2012	2011
Trust services	$8,851	$8,594
Gain on sale of loans	254	-
Service charges and fees	270	242
	$9,375	$8,836

Non-interest income for the year-ended December 31, 2012 increased $539,000 or 6.1%, as compared to 2011. The increase was attributable to the increase in trust income of $257,000, resulting from the general improvement in the market values of assets in trust accounts on which the fees are based, and gain on sale of loans of $254,000 in the fourth quarter of 2012.

Noninterest Expenses

For the year ended December 31, 2012, our noninterest expenses decreased $1.7 million to $12.8 million, compared to $14.5 million for the year ended December 31, 2011. The decrease was primarily due to the decrease in fiduciary expenses explained below.

Salaries and employee benefits increased $295,000, or 12.2% to $2.7 million for the year ended December 31, 2012, as compared to $2.4 million for 2011.  The increase consisted of $188,000 for additional incentive bonus expense and $95,000 for increase in salaries primarily due to the addition of the SBA division during the fourth quarter of 2012 and normal annual merit increases.

Occupancy and equipment expenses totaled $906,000 for the year ended December 31, 2012, as compared to $926,000 for 2011. Expense in both periods is attributable primarily to lease expense and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment.

Expenses related to trust consulting services were $7.4 million for the year ended December 31, 2012, as compared to $7.2 million for 2011. Advisory fees are based on total assets held in custody and are paid to a fund advisor to manage the assets in the trust. Similar to trust income, the increase in trust expense is directly attributable to the general improvement in the market values in trust accounts.

Professional fees decreased $275,000, or 38.4% to $441,000 for the year ended December 31, 2012, as compared to $716,000 for 2011. The decrease is primarily due to decrease in legal and accounting expense which were higher in 2011 because of expenses related to the correction of the participants’ investment values in certain collective investment funds administered by the Bank’s trust department in 2011.

Data processing fees increased $76,000, or 29.2% to $336,000 for the year ended December 31, 2012, as compared to $260,000 for 2011. The increase was primarily attributable to the conversion of the trust system during the fourth quarter of 2012 to a system with upgraded features to provide enhanced services to our trust customers.

For the year ended December 31, 2011, the Company recorded non-recurring fiduciary expense of $2.0 million related to the correction of participant account balances as a result of revised unit values on certain collective investment funds sponsored by the Bank. No expense was recorded for the year ended December 31, 2012.

Other expenses decreased $114,000, or 10.8% to $937,000 for the year ended December 31, 2012, as compared to $1.1 million for 2011. The major components affecting other expenses included decrease of OREO expense of $268,000 and decrease in FDIC insurance premiums of $57,000, offset by $127,000 expense for termination of vendor contract.

Income Taxes

No federal tax expense has been recorded for the years ended December 31, 2012 and 2011 based upon prior net operating losses and the Company’s carry-forward of those losses. The Company has fully reserved the federal tax benefit of these losses. Cumulative net operating loss available to carry forward for tax purposes amounted to approximately $3.3 million as of December 31, 2012.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Because the registrant is a smaller reporting company, disclosure under this item is not required.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

T Bancshares, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of T Bancshares, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2012. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T Bancshares, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Houston, Texas

April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders

We have audited the accompanying consolidated balance sheet of T Bancshares, Inc. (the Company) as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T Bancshares, Inc. as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas

March 30, 2012

T BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 and 2011

(000's), except share amounts	2012	2011

ASSETS

Cash and due from banks	$1,795	$1,422
Interest-bearing deposits	4,706	27,878
Federal funds sold	327	183
Total cash and cash equivalents	6,828	29,483

Securities available for sale at estimated fair value	9,577	6,494
Securities, restricted at cost	1,124	1,011
Loans held for sale	1,305	-
Loans, net of allowance for loan losses of $1,338 and $1,352, respectively	92,556	82,278
Bank premises and equipment, net	265	317
Other real estate owned	874	1,729
Other assets	1,902	2,004
Total assets	$114,431	$123,316

LIABILITIES

Demand deposits:
Noninterest-bearing	$16,762	$13,980
Interest-bearing	26,953	61,284
Time deposits $100,000 and over	32,881	29,180
Other time deposits	4,078	6,781
Total deposits	80,674	111,225

Borrowed funds	15,000	-
Other liabilities	1,730	1,441
Total liabilities	97,404	112,666

SHAREHOLDERS’ EQUITY

Common Stock, $ .01 par value; 10,000,000 shares authorized; 4,021,932 shares issued and outstanding at December 31, 2012 and 1,941,305 shares issued and outstanding at December 31, 2011	40	19
Additional paid-in capital	22,622	18,616
Retained deficit	(6,022)	(8,103)
Accumulated other comprehensive income	387	118
Total shareholders' equity	17,027	10,650
Total liabilities and shareholders' equity	$114,431	$123,316

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012 and 2011

(000's), except per share amounts	2012	2011

Interest Income

Loan, including fees	$5,835	$6,546
Securities	254	188
Federal funds sold	1	2
Interest-bearing deposits	14	13
Total interest income	6,104	6,749

Interest Expense

Deposits	786	1,926
Borrowed funds	13	7
Total interest expense	799	1,933

Net interest income	5,305	4,816
Credit for loan losses	(168)	(213)
Net interest income after credit for loan losses	5,473	5,029

Noninterest Income

Trust income	8,851	8,594
Gain on sale of loans	254	-
Service fees and other income	270	242
Total noninterest income	9,375	8,836

Noninterest Expense

Salaries and employee benefits	2,706	2,411
Occupancy and equipment	906	926
Trust expenses	7,441	7,174
Professional fees	441	716
Data processing	336	260
Fiduciary expense	-	1,978
Other	937	1,051
Total noninterest expense	12,767	14,516

Net Income (loss)	$2,081	$(651)

Earnings (loss) per common share:

Basic	0.58	(0.34)
Diluted	0.58	(0.34)

Weighted average common shares outstanding	3,601,220	1,941,305
Weighted average diluted shares outstanding	3,605,188	1,941,305

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2012 and 2011

(000's)	2012	2011

Net Income (loss)	$2,081	$(651)
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	269	128

Comprehensive income (loss)	$2,350	$(523)

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2012 and 2011

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2011	$19	$18,580	$(7,452)	$(10)	$11,137

Net loss			(651)		(651)
Other comprehensive income				128	128
Stock based compensation		36			36
BALANCE, December 31, 2011	$19	$18,616	$(8,103)	$118	$10,650

Net income			2,081		2,081
Other comprehensive income				269	269
Net proceeds from rights offering and limited public offering	21	3,979			4,000
Stock based compensation		27			27
BALANCE, December 31, 2012	$40	$22,622	$(6,022)	$387	$17,027

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012 and 2011

(000's)	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$2,081	$(651)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Credit for loan losses	(168)	(213)
Depreciation and amortization	139	240
Accretion of discount on loans	(74)	-
Securities premium amortization, net	46	51
Impairment of other real estate owned	121	337
Net (gain) loss on sale of securities	1	(70)
Net gain on sale of real estate owned	(69)	-
Net gain on sale of loans	(254)	-
Origination of loans held for sale	(6,028)
Proceeds from sales of loans held for sale	4,977	-
Stock based compensation	27	36
Net change in:
Other assets	102	96
Other liabilities	289	(800)
Net cash provided by (used in) operating activities	1,190	(974)

Cash Flows from Investing Activities
Principal payments and maturities of securities held to maturity	-	65
Proceeds from sale of securities held to maturity	-	628
Purchase of securities available for sale	(76,453)	(55,603)
Principal payments, calls and maturities of securities available for sale	3,593	2,870
Proceeds from sale of securities available for sale	69,999	50,401
Purchase of securities, restricted	(653)	(859)
Proceeds from sale of securities, restricted	540	1,029
Net change in loans	(10,036)	12,120
Proceeds from sale of other real estate owned	803	225
Purchases of premises and equipment	(87)	(18)
Net cash provided by (used in) investing activities	(12,294)	10,858

Cash Flows from Financing Activities
Net change in demand deposits	(31,549)	34,370
Net change in time deposits	998	(18,915)
Proceeds from borrowed funds	254,459	188,600
Repayment of borrowed funds	(239,459)	(194,600)
Net proceeds from rights offering	4,000	(45)
Net cash provided by (used in) financing activities	(11,551)	9,410

Net change in cash and cash equivalents	(22,655)	19,294
Cash and cash equivalents at beginning of year	29,483	10,189

Cash and cash equivalents at end of year	$6,828	$29,483

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$826	$1,966
Income taxes	$-	$-

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

The Bank serves its local geographic market which is the Dallas - Fort Worth metropolitan area. The Bank also serves the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas and serves clients in 30 states. Since the fourth quarter of 2012, the Bank expanded operations to serve the small business community by offering loans guaranteed by the Small Business Administration as well as the U.S. Department of Agriculture. The Bank is registered in Colorado and Oregon as a lender and its employees maintain home offices in those States from which the Bank can originate and underwrite those loans.

The Bank offers a broad range of commercial and consumer banking services primarily to small to medium-sized businesses and their employees. Because of the Bank’s technological capabilities, including worldwide free ATM withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, most customers can be served regardless of their geographic location.

At December 31, 2012, the Bank’s loan portfolio consisted of approximately $63.8 million, or 67.9% of the loan portfolio, in loans to dentists and dental practices. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

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

Securities

Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. Securities held for resale are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas, are carried at cost. The Company has investments in stock of the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas as is required for participation in the services offered. These investments are classified as restricted and are recorded at cost.

Interest income includes amortization of purchase premiums and accretion of purchase discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses are recorded on the trade date and determined using the specific identification method. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale

Loans which are originated or purchased and are intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to non-interest income. Loans held for sale are comprised of guaranteed portion of SBA loans. The Company did not incur a lower of cost or market valuation provision in the year ended December 31, 2012.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, unearned discount, deferred loan fees, and allowance for loan losses. Interest income is accrued on the unpaid principal balance. Discount on acquired loans and loan origination fees are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on commercial business and commercial real estate loans is discontinued when the loan becomes 90 days delinquent unless the credit is well secured and in process of collection. Unsecured consumer loans are generally charged off when the loan becomes 90 days past due. Consumer loans secured by collateral other than real estate are charged off after a review of all factors affecting the ability to collect on the loan, including the borrower’s history, overall financial condition, resources, guarantor support, and the realizable value of any collateral. However, any consumer loan past due 180 days is charged off. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance consists of general and specific reserves. The specific component relates to loans that are individually evaluated and determined to be impaired. This amount of allowance is often based on variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received. The general component relates to the entire group of loans that are evaluated in the aggregate based primarily on industry historical loss experience adjusted for current economic factors. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loan impairment on loans is generally based upon the present value of the expected future cash flows discounted at the loan’s initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based upon the fair value of collateral less estimated selling costs.

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

 Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in the accompanying consolidated balance sheets and totaled $874,000 and $1.7 million at December 31, 2012 and 2011, respectively.

Stock Based Compensation

At December 31, 2012 and 2011, the Company has a share-based employee compensation plan, which is described more fully in Note 11.

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

The Company has provided a 100% valuation allowance for its net deferred tax asset due to the Company’s recent net operating loss history.

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

The Company files income tax returns in the U.S. federal jurisdiction and the Texas state jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2009.

Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares and common share equivalents. Common share equivalents consist of stock options and warrants and are computed using the treasury stock method.

Outstanding stock options of 27,000 were considered in the diluted earnings per share computations for the year ended December 31, 2012, however the remaining 183,000 outstanding options and the 96,750 outstanding warrants were not considered in the per share computation because their effect was anti-dilutive.

The Company reported a net loss for the year ended December 31, 2011. The effect of 210,000 outstanding options and 96,750 outstanding warrants for the year ended December 31, 2011, is not considered in the per share calculations for these periods as the impact would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity.  Accumulated comprehensive income (loss), net for the years ended December 31, 2012 and 2011 is reported in the accompanying consolidated statements of comprehensive income (loss).

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

Accounting Standards Update (ASU) No. 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the Financial Accounting Standards Board (the “FASB”) time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and did not have a significant impact on the Company’s interim financial statements.

Accounting Standards Update (ASU) No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210).” ASU 2013-01 clarifies the scope of ASU No. 2011-11 which applies to derivatives, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and securities lending transactions. ASU 2013-01 is effective for annual and interim periods beginning after January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).” ASU 2013-02 requires the presentation of certain amounts reclassified out of accumulated other comprehensive income to net income, by component, either on the face of the financial statements or in the notes. Other reclassifications out of accumulated other comprehensive income will require cross reference to existing disclosures. ASU 2013-01 is effective for annual and interim periods beginning after December 15, 2012, and is not expected to have a significant impact on the Company’s financial statements. This ASU is the result of certain provisions deferred within ASU No. 2011-12.

NOTE 2. SECURITIES

Year-end securities consisted of the following:

	December 31, 2012
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,955	$181	$9	$6,127
Mortgage-backed securities	3,236	214	-	3,450
Total securities available for sale	$9,191	$395	$9	$9,577

Securities, restricted:
Other	$1,124	$-	$-	$1,124

	December 31, 2011
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$3,580	$66	$7	$3,639
Mortgage-backed securities	2,796	59	-	2,855
Total securities available for sale	$6,376	$125	$7	$6,494

Securities, restricted:
Other	$1,011	$-	$-	$1,011

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or by U.S. government-sponsored agencies. Securities, restricted consists of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock which are carried at cost.

During the year ended December 31, 2012, the Bank purchased $1.4 million of Ginnie Mae securities at par value from a third party who is an approved Ginnie Mae securities issuer (the “Issuer”). Under the arrangement with the Issuer, in the event the Bank subsequently sold the securities, the Issuer is entitled to receive 75% of the recognized gain on the sale.

At December 31, 2012, there were no securities classified as held to maturity. As of December 31, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. Management does not believe any of the securities are impaired due to reasons of credit quality.

Securities with a carrying value of $63,000 and $318,000 at December 31, 2012 and 2011, respectively were pledged to the Company’s trust department. Securities with a carrying value of $1.0 million and $1.1 million at December 31, 2012 and 2011, respectively were pledged to the Federal Reserve Bank of Dallas. Securities with a carrying value of $8.5 million and $5.1 million at December 31, 2012 and 2011, respectively, were pledged to secure borrowings at the Federal Home Loan Bank of Dallas.

The amortized cost and estimated fair value of securities available for sale, at December 31, 2012 and 2011 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	December 31, 2012
(000's)	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,000	$1,002
Due after five years through ten years	4,027	4,101
Due after ten years	928	1,024
Mortgage-backed securities	3,236	3,450

Total	$9,191	$9,577

	December 31, 2011
(000's)	Amortized Cost	Estimated Fair Value
Due after five years through ten years	$2,000	$1,993
Due after ten years	1,580	1,646
Mortgage-backed securities	2,796	2,855

Total	$6,376	$6,494

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans held for investment are as follows:

(000's)	December 31, 2012	December 31, 2011

Commercial and industrial	$66,433	$57,813
Consumer installment	829	221
Real estate — mortgage	19,881	20,148
Real estate — construction and land	5,296	5,495
SBA 7a unguaranteed portion	258	-
SBA 504	1,687	-
Other	12	35

	94,396	83,712

Less:
Allowance for loan losses	1,338	1,352
Deferred loan fees	73	82
Discount on loans purchased	429	-

Net loans	$92,556	$82,278

At December 31, 2012, our loan portfolio included $63.8 million of loans, approximately 67.9% of our total funded loans, to the dental industry, as compared to $58.5 million, or 69.9% of total funded loans, at December 31, 2011. We believe that these loans are to credit worthy borrowers and are diversified geographically.

During the year ended December 31, 2012, the Bank purchased participation interests in $7.5 million of residential 1-4 family real estate mortgage loans that were partially or fully government guaranteed from a third party who is an approved Ginnie Mae securities issuer (the “Issuer”). The Bank purchased a 95% participation interest calculated on the Issuer’s net basis in the loans after purchase discount which resulted in a discount to the Bank of $2.3 million. Under the arrangement with the Issuer, in the event the Issuer subsequently pools the loans into a newly issued Ginnie Mae security, the Bank is entitled to receive a fractional percentage varying between 10% and 25% of the ultimate sales price of the securities over the Bank’s basis in the participation interest net of any unearned discount at the time of the securitization. If the loans are not securitized by the Issuer, the discount is accreted to interest income on a level-yield method over the life of the loans. During the year ended December 31, 2012, $4.8 million of these loans were securitized by the Issuer and the Bank recognized a gain of $226,000. At December 31, 2012, unearned discount was $429,000.

During the quarter ended December 31, 2012, the Bank expanded its lending services to serve the small business community by offering loans guaranteed by the Small Business Administration (“SBA 7a”), loans promulgated under the SBA’s 504 loan program, and loans guaranteed by the U.S. Department of Agriculture. These loans are generally guaranteed by the Agencies up to 75% to 80% of the principal balance. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. The Company records the guaranteed portion of the loans as held for sale. For the year ended December 31, 2012, $340,000 of these loans were sold and the Bank recognized a gain of $36,000. As of December 31, 2012, the Company had $1.6 million of SBA 7a loans, of which $1.3 million was held for sale at December 31, 2012, and $1.7 million of SBA 504 loans.

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

Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

Year-end non-accrual loans and restructured loans, segregated by class of loans, were as follows:

	December 31,	December 31,
(000's)	2012	2011

Non-accrual loans:
Commercial and industrial	$190	$79

Restructured loans:
Commercial and industrial	$1,487	$1,759
Real estate - mortgage	271	-
Total	$1,758	$1,759

The restructuring of a loan is considered “troubled debt restructuring” when the borrower is experiencing financial difficulty and we have granted a concession that we would not otherwise consider.

The Company reassessed all restructurings that occurred during the twelve months ended December 31, 2012 for identification as troubled debt restructurings. The Company identified as troubled debt restructurings certain receivables for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying those receivables as troubled debt restructurings, the Company identified them as impaired under the guidance in Accounting Standards Codification (ASC) 310-10-35. The ASU requires prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired.

As of December 31, 2012, the Company had four loans identified as troubled debt restructurings. Two commercial and industrial loan restructurings and one real estate-mortgage loan restructuring totaling $811,000 and $271,000, respectively, with related allowance for loan losses totaling $49,000 and $2,000, respectively, consisted of the combination of extending the amortization periods of the loans and reducing the interest rates at market rate. One commercial and industrial loan restructuring for $676,000 with related allowance for loan losses of $70,000 consisted of extending the amortization period and reducing the interest rate to a below market interest rate.

One commercial and industrial loan totaling $1.0 million met the criteria for removal as a troubled debt restructuring during 2012. As of December 31, 2011, the Company had two loans totaling $1.8 million that qualified as troubled debt restructurings with a related allowance for loan loss totaling $95,000. Four commercial and industrial loans totaling $889,000 met the criteria for removal as a troubled debt restructuring during 2011. There were no troubled debt restructurings that defaulted under the modified terms during the years ended December 31, 2012 and 2011.

Troubled debt restructurings during 2012 are summarized in the following table. Three loans were restructured and consisted of the combination of extending the amortization periods of the loans and reducing the interest rates at market rate. There were no loans which were restructured during 2011.

(000's)	Number of Loans	Balance at Restructure	Balance at Year-end	Related Allowance

Commercial and industrial	$2	$845	$811	$49
Real estate – mortgage	1	271	271	2
Total	$3	$1,116	$1,082	$51

As of December 31, 2012 and 2011, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

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

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
2012
Commercial and industrial	$2,484	$985	$1,487	$2,472	$120	$2,151	$107
Consumer installment	-	-	-	-	-	-	-
Real estate – mortgage	453	182	271	453	1	131	34
Real estate – construction and land	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total	$2,937	$1,167	$1,758	$2,925	$121	$2,282	$141

2011
Commercial and industrial	$2,397	$1,193	$1,169	$2,362	$97	$2,482	$150
Consumer installment	-	-	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-	241	-
Real estate – construction and land	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total	$2,397	$1,193	$1,169	$2,362	$97	$2,723	$150

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(000's)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
December 31, 2012
Commercial and industrial	$1	$-	$1	$66,432	$66,433	$-
Consumer installment	-	-	-	829	829	-
Real estate – mortgage	289	259	548	21,278	21,826	259
Real estate – construction and land	-	-	-	5,296	5,296	-
Other	-	-	-	12	12	-
Total	$290	$259	$549	$93,847	$94,396	$259

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
December 31, 2011
Commercial and industrial	$-	$-	$-	$57,813	$57,813	$-
Consumer installment	-	-	-	221	221	-
Real estate – mortgage	-	-	-	20,148	20,148	-
Real estate – construction and land	-	-	-	5,495	5,495	-
Other	-	-	-	35	35	-
Total	$-	$-	$-	$83,712	$83,712	$-

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

The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on credits quarterly. No significant changes were made to the loan risk grading system definitions and allowance for loan loss methodology during the past year. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit. The Company’s methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

Credits rated pass are acceptable loans, appropriately underwritten, bearing an ordinary risk of loss to the Bank. Loans in this category are loans to quality borrowers with financial statements presenting a good primary source as well as an adequate secondary source of repayment.

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

Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Credits rated doubtful are those in which full collection of principal appears highly questionable, and which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss.

The following summarizes the Company’s internal ratings of its loans:

		Pass-	Special
(000's)	Pass	Watch	Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial and industrial	$63,018	$676	$943	$1,796	$-	$66,433
Consumer installment	829	-	-	-	-	829
Real estate - mortgage	18,270	911	1,585	1,060	-	21,826
Real estate – construction and land	2,997	160	2,139	-	-	5,296
Other	12	-	-	-	-	12
Total	$85,126	$1,747	$4,667	$2,856	$-	$94,396

December 31, 2011
Commercial and industrial	$55,071	$-	$1,226	$1,516	$-	$57,813
Consumer installment	221	-	-	-	-	221
Real estate - mortgage	16,785	-	2,733	630	-	20,148
Real estate – construction and land	3,000	-	2,495	-	-	5,495
Other	35	-	-	-	-	35
Total	$75,112	$-	$6,454	$2,146	$-	$83,712

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011, and the change for the years then ended is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(000's)	Commercial and Industrial	Consumer Installment	Real Estate - Mortgage	Real Estate – Construction and Land	Other	Total
2012
Beginning balance	$951	$4	$312	$85	$-	$1,352
Credit for loan losses	(45)	(18)	(53)	(52)	-	(168)
Charge-offs	(24)	-	-	-	-	(24)
Recoveries	125	26	-	27	-	178
Net recoveries	101	26	-	27	-	154
Ending balance	$1,007	$12	$259	$60	$-	$1,338

Period-end amount allocated to:
Loans individually evaluated for impairment	$120	$-	$1	$-	$-	$121
Loans collectively evaluated for impairment	887	12	258	60		1,217
Ending balance	$1,007	$12	$259	$60	$-	$1,338

Loans collectively evaluated	$63,961	$829	$21,373	$5,296	$12	$91,471
Loans individually evaluated	2,472	-	453	-	-	2,925
Total loans	$66,433	$829	$21,826	$5,296	$12	$94,396

2011
Beginning balance	$1,259	$16	$343	$136	$-	$1,754
Credit for loan losses	(59)	(15)	(31)	(108)	-	(213)
Charge-offs	(262)	-	-	-	-	(262)
Recoveries	13	3	-	57	-	73
Net (charge-offs) recoveries	(249)	3	-	57	-	(189)
Ending balance	$951	$4	$312	$85	$-	$1,352

Period-end amount allocated to:
Loans individually evaluated for impairment	$97	$-	$-	$-	$-	$97
Loans collectively evaluated for impairment	854	4	312	85	-	1,255
Ending balance	$951	$4	$312	$85	$-	$1,352

Loans collectively evaluated	$55,452	$221	$20,148	$5,495	$35	$81,351
Loans individually evaluated	2,361	-	-	-	-	2,361
Total loans	$57,813	$221	$20,148	$5,495	$35	$83,712

NOTE 4.BANK PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

(000's)	December 31, 2012	December 31, 2011

Leasehold improvements	$929	$929
Furniture and equipment	2,007	1,925
	2,936	2,854

Less: accumulated depreciation and amortization	2,671	2,537
Balance at end of period	$265	$317

Depreciation expense, including amortization of leasehold improvements, was $139,000 and $240,000 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5.OTHER REAL ESTATE AND OTHER ASSETS

Other assets as of December 31, 2012 and 2011 were as follows:

(000's)	December 31, 2012	December 31, 2011
Prepaid assets	$692	$874
Accounts receivable – trust fees	880	815
Accrued interest receivable	325	283
Other	5	32
Total	$1,902	$2,004

Other Real Estate Owned (“OREO”) totaled $874,000 and $1.7 million at December 31, 2012 and December 31, 2011, respectively. There were no properties added to OREO for the year ended December 31, 2012. The OREO assets are actively being marketed, and disposal of the assets is anticipated to occur in the next 12 months. Included in other noninterest expense for the year ended December 31, 2012 was approximately $121,000 for impairment of OREO (see Note 15).

NOTE 6.DEPOSITS

Deposits at December 31, 2012 and 2011 are summarized as follows:

(000's)	December 31, 2012		December 31, 2011
Noninterest bearing demand	$16,762	21%	$13,980	13%
Interest bearing demand (NOW)	3,331	4	3,236	3
Money market accounts	23,119	28	57,660	52
Savings accounts	503	1	388	0
Certificates of deposit, less than $100,000	4,078	5	6,781	6
Certificates of deposit, greater than $100,000	32,881	41	29,180	26
Total	$80,674	100%	$111,225	100%

Money market accounts included no trust custodial cash at December 31, 2012 compared to $32.7 million at December 31, 2011.

At December 31, 2012, the scheduled maturities of certificates of deposit were as follows:

2013	$27,993
2014	4,190
2015	3,679
2016	515
2017	582
Total	$36,959

NOTE 7. BORROWED FUNDS

The Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $16.7 million secured by commercial loans and securities with collateral values of $8.5 million and $8.2 million, respectively. The Company had one outstanding advance for $15.0 million at December 31, 2012, with a fixed interest rate of 0.05% and maturity date of January 14, 2013. At maturity we determine our borrowing needs and renew accordingly at varying terms ranging from one to thirty days. . There were no outstanding borrowings at December 31, 2011.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $18.0 million, secured by commercial loans and securities with collateral value of $16.9 million and $1.1 million, respectively. There were no outstanding borrowings at December 31, 2012 or December 31, 2011.

NOTE 8. OTHER LIABILITIES

Other liabilities as of December 31, 2012 and December 31, 2011, were as follows:

(000's)	December 31, 2012	December 31, 2011
Trust Advisor Fees Payable	$1,117	$1,018
Audit Fees	61	131
Incentive Compensation	147	21
Data Processing	96	72
Franchise & Property Taxes	37	68
Interest Payable	16	43
Legal	17	14
Other Accruals	239	74
	$1,730	$1,441

NOTE 9.BENEFIT PLANS

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company offers a 401K plan, which provides for contributions by employees. For the years ended December 31, 2012 and 2011, the Company did not match employee contributions. The Company plans to implement an employer match in 2013.

NOTE 10.INCOME TAXES

The provision (benefit) for income taxes consists of the following:

(000s)	2012	2011

Income tax expense (benefit) was as follows:
Current federal taxable income	$772	$-
NOL utilized	(772)	-
Total current taxes due	-	-

Deferred federal tax provision (benefit)	(679)	204
Valuation allowance	679	(204)
	$-	$-

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2012 and 2011:

U.S. statutory rate	34.0%
Valuation Allowance	-34.0%
Effective tax rate	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(000s)	2012	2011

Deferred tax assets:
Stock-based compensation	$151	$142
Allowance for loan losses	455	460
ASC 310 fees	25	28
Write-down of other real estate owned	41	-
Accrued liabilities	50	-
Depreciation and amortization	8	6
Net operating loss carryforward	1,128	1,900
Total deferred tax asset	1,858	2,536
Deferred tax liabilities:
FHLB stock dividend	(1)	-
Net deferred tax asset before valuation allowance	1,857	2,536

Valuation allowance for net deferred tax asset:
Beginning balance	(2,536)	(2,331)
(Increase) Decrease during the year	679	(205)
Ending balance	(1,857)	(2,536)
Net deferred tax asset	$-	$-

Management has provided a 100% valuation allowance for its net deferred tax asset. For the year ended December 31, 2012, the Company had taxable income of $2.4 million, which decreased the net tax operating loss carry-forward to $3.3 million.  The net operating loss carry-forward will fully expire in 2031 if not used. For the year ended December 31, 2011, the Company produced a taxable loss of $1.9 million.

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realization rate of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2012, management believes it is more likely than not that the Company will not realize the benefits of those deductible differences.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding. The risk-free rate for the period within the contractual life of the stock option is based upon the U.S. Treasury yield curve at the date of grant.

As of December 31, 2012 and December 31, 2011, options to purchase a total of 210,000 shares had been issued with an average exercise price of $9.12. These options vest through May 2015.

The Company recorded $27,000 and $36,000 in compensation expense for the years ended December 31, 2012 and December 31, 2011, respectively, in connection with the Plan. This amount is not reduced by related deferred tax assets since all deferred tax assets are impaired as of December 31, 2012 (see Note 10). As of December 31, 2012 there was $16,000 of total unrecognized compensation cost related to non-vested equity-based compensation awards expected to vest, with an average vesting period of 2.1 years.

The following is a summary of activity in the Plan for December 31:

	2012			2011
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years
Outstanding at beginning of the year	210,000	$9.12		212,500	$9.14
Granted	-	-		-	-
Exercised	-	-		-	-
Expired / forfeited	-	-		2,500	10.75

Outstanding at end of period	210,000	$9.12	3.7	210,000	$9.12	4.7
Exercisable at end of period	191,400	$9.78		178,600	$9.98
Available for grant at end of period	39,000			39,000

The weighted-average grant date fair value of the options for the years ended December 31, 2012 and 2011 was $2.33.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2012, was $25,000 and $10,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2011, was $68,000 and $14,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $2.70 and $4.30 at December 31, 2012 and 2011, and the exercise price multiplied by the number of options outstanding. There were no stock options exercised in 2012 or 2011.

All options carry exercise prices ranging from $1.01 to $13.00. At December 31, 2012, there were 191,400 exercisable options, of which all but 10,800 shares had no intrinsic value as the exercise price exceeded the stock price.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and remain outstanding at December 31, 2012. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014.

NOTE 12.LOAN COMMITMENTS AND OTHER CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2012, the Company had commitments to extend credit and standby letters of credit of approximately $5.6 million and $10,000, respectively. At December 31, 2011, the Company had commitments to extend credit and standby letters of credit of approximately $3.2 million and $10,000, respectively.

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

The Company has four lease agreements, which expire on or before 2017. In addition to the leases for office space, the Company also leases various pieces of office equipment under short-term agreements. The following table summarizes loan commitments and minimum rental commitments for office space leases as of December 31, 2012:

	As of December 31, 2012
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Unused lines of credit	$4,577	$270	$6	$778
Standby letters of credit	10	-	-	-
Operating leases	280	213	75	-
Total	$4,867	$483	$81	$778

Lease expense for the years ended December 31, 2012 and 2011 was $279,000 and $271,000, respectively.

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

Employment Agreements

The Company has entered into employment agreements with four officers of the Bank, Steve Jones, Craig Barnes, Ken Bramlage and Patrick Howard. The agreements are for an initial one-year term and are automatically renewable for an additional one-year term unless either party elects not to renew.

NOTE 13.RELATED PARTIES

The Company purchased corporate insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. Premiums paid totaled $150,000 and $183,000 for the years ended December 31, 2012 and 2011, respectively.

The Company purchased employee benefit insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the years ended December 31, 2012 and 2011 those premiums totaled $235,000 and $224,000 respectively.

Certain directors and officers of the Company and the Bank have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. Management believes, as of December 31, 2012 and 2011, that the Bank meets all capital adequacy requirements to which it is subject.

On August 30, 2012, the Office of the Comptroller of the Currency (the “Comptroller”) terminated the formal agreement entered into by the Bank and the Comptroller on April 15, 2010. Because of the termination of the formal agreement, the Bank was considered well capitalized as of December 31, 2012.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$16,819	17.57%	$7,658	>	8.00%	$9,572	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	15,621	16.32%	3,829	>	4.00%	5,743	>	6.00%

Tier 1 Capital (to Average Assets)	15,621	13.39%	4,668	>	4.00%	5,835	>	5.00%

As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$11,480	13.23%	$6,941	>	8.00%	$8,677	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	10,391	11.98%	3,471	>	4.00%	5,206	>	6.00%

Tier 1 Capital (to Average Assets)	10,391	10.24%	4,058	>	4.00%	5,073	>	5.00%

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of December 31, 2012
Securities available for sale:
U.S. government agencies	$-	$6,127	$-	$6,127
Mortgage-backed securities	-	3,450	-	3,450

As of December 31, 2011
Securities available for sale:
U.S. government agencies	$-	$3,639	$-	$3,639
Mortgage-backed securities	-	2,855	-	2,855

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. From December 31, 2011 to December 31, 2012, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At December 31, 2012, impaired loans with a carrying value of $1.8 million were reduced by specific valuation allowances totaling $121,000 resulting in a net fair value of $1.6 million based on Level 3 inputs. At December 31, 2011, impaired loans with a carrying value of $1.2 million were reduced by specific valuation allowances totaling $97,000 resulting in a net fair value of $1.1 million, based on Level 3 inputs.

The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount. During the reported periods, collateral discounts ranged from 0% to 2% for collateral-dependent impaired loans.

The significant unobservable inputs (Level 3) used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, the cash flow discounts ranged from 0% to 23% for cash flow impaired loans.

Our assessment of the significance of a particular input to the Level 3 fair value measurements in their entirety requires judgment and considers factors specific to the assets. It is reasonably possible that a change in the estimated fair value for instruments measured using Level 3 inputs could occur in the future.

Loans held for sale include the guaranteed portion of SBA loans and are reported at the lower of cost or estimated fair value. Fair value for SBA loans is based on market indications available in the market.

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

The following table presents other real estate owned that were re-measured subsequent to their initial transfer to OREO from loans and reported at fair value:

	Year Ended December 31,
	2012	2011
Carrying value of other real estate owned prior to re-measurement	$995	$2,098
Write-downs included in other non-interest expense	(121)	(137)

Fair value	$874	$1,961

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, restricted securities, accrued interest receivable and payable, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The estimated fair value of other financial instruments, borrowed funds and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	December 31, 2012
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$6,828	$6,828
Level 2 inputs:
Securities, restricted	1,124	1,124
Loans held for sale	1,305	1,448
Loans, net	92,556	94,325
Accrued interest receivable	325	325
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	16,762	16,762
Level 2 inputs:
Interest bearing deposits	63,912	64,073
Borrowed funds	15,000	15,000
Accrued interest payable	16	16

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$29,483	$29,483
Securities available for sale	6,494	6,494
Securities, restricted	1,011	1,011
Loans, net	82,278	84,596
Accrued interest receivable	283	283

Financial liabilities
Deposits	111,225	112,038
Accrued interest payable	43	43

NOTE 16.PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.

CONDENSED BALANCE SHEETS

(000's)	December 31, 2012	December 31, 2011

ASSETS

Cash and due from banks	$1,040	$97
Investment in subsidiary	16,008	10,509
Other assets	-	44

Total assets	$17,048	$10,650

LIABILITIES AND CAPITAL

Accounts payable	21	-
Capital	17,027	10,650

Total liabilities and capital	$17,048	$10,650

T BANCSHARES, INC.

CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

(000's)	2012	2011

Equity in income (loss) from subsidiary	$2,230	$(513)

Noninterest expense:
Professional and administrative	122	102
Stock options	27	36
Total noninterest expenses	149	138

Net income (loss)	$2,081	$(651)

NOTE 16.PARENT COMPANY CONDENSED FINANCIAL STATEMENTS cont’d

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31,

(000's)	2012	2011

Net Income (loss)	$2,081	$(651)
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	269	128

Comprehensive income (loss)	$2,350	$(523)

T BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(000's)	2012	2011

Cash Flows from Operating Activities
Net income (loss)	$2,081	$(651)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in income (loss) of Bank	(2,230)	513
Stock based compensation	27	36
Net change in other assets	44	(44)
Net change in other liabilities	21	(13)
Net cash used in operating activities	(57)	(159)

Cash Flows from Investing Activities		-
Contribution to Bank	(3,000)	-

Cash Flows from Financing Activities	-	-
Net proceeds from rights offering	4,000	-

Net change in cash and cash equivalents	943	(159)
Cash and cash equivalents at beginning of period	97	256

Cash and cash equivalents at end of period	$1,040	$97

Item 9.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of December 31, 2012, the Company’s internal controls over financial reporting are effective.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.       Other Information.

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Information concerning the Company’s directors and executive officers will appear in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees of the Company and the Bank. The Code of Conduct and Ethics will appear in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption “Code of Ethics.” Such information is incorporated herein by reference.

Item 11.        Executive Compensation.

Information in response to this item will appear in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee.” Such information is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information concerning security ownership of certain beneficial owners and management will appear in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions and Director Independence.

Information concerning certain relationships and related transactions will appear in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services.

Information concerning principal accounting fees and services will appear in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws(2)
10.1	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) 2005 Incentive Plan (3)(4)
10.2	Form of Incentive Stock Option Agreement (3)(4)
10.3	Form of Non-Qualified Stock Option Agreement (3)(4)
10.4	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Organizers' Warrant Agreement dated November 2, 2004 (5)
10.5	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Shareholders' Warrant Agreement dated November 2, 2004 (5)
10.6	Extension of term of initial Shareholder Warrants (5)
10.7	Form of Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Patrick Howard *
10.8	Form of Employment Agreement by and between T Bancshares, Inc. and Steve Jones (5)(6)
10.9	Form of Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Ken Bramlage*
10.10	Form of Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Craig Barnes*
21	Subsidiaries of T Bancshares, Inc. *
23	Consent of BKD, LLP*
23	Consent of Weaver and Tidwell, LLP*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act*

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Registrant with the SEC on August 14, 2007.
(2)	Incorporated by reference from the Current Report on Form 8-K filed by Registrant with the SEC on April 30, 2008.
(3)	Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant with the SEC on September 20, 2005 (file no. 333-128456).
(4)	Indicates a compensatory plan or contract.
(5)	Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 and as amended on June 11, 2007 (file no. 333-111153).
(6)	Incorporated by reference from the Annual Report on Form 10-KSB filed by Registrant with the SEC on March 5, 2005 and, as amended on April 20, 2005.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Dated:	April 1, 2013	By:	/s/ Patrick Howard
Patrick Howard

President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick Howard	Director and Principal Executive	April 1, 2013
Patrick Howard	Officer

/s/ Ken Bramlage	Principal Financial Officer and	April 1, 2013
Ken Bramlage	Principal Accounting Officer

/s/ Stanley E. Allred	Director	April 1, 2013
Stanley E. Allred

/s/ Dan Basso	Director	April 1, 2013
Dan Basso

/s/ Frankie Basso	Director	April 1, 2013
Frankie Basso

/s/ David Carstens	Director	April 1, 2013
David Carstens

/s/ Ron Denheyer	Director	April 1, 2013
Ron Denheyer

/s/ Eric Langford	Director	April 1, 2013
Eric Langford

/s/ Charles M. Mapes, III	Director	April 1, 2013
Charles M. Mapes, III

/s/ Thomas McDougal	Director	April 1, 2013
Thomas McDougal, DDS

/s/ Gordon R. Youngblood	Director	April 1, 2013
Gordon R. Youngblood

/s/ Steven Jones	Director	April 1, 2013
Steven Jones

