Form 10-Q
period 2013-03-31
T Bancshares, Inc.
filed 2013-05-15
CIK 1272754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock as of May 15, 2013, was 4,021,932 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

T BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(000's) except share data	March 31, 2013	December 31, 2012
	(unaudited)

ASSETS

Cash and due from banks	$693	$1,795
Interest-bearing deposits	6,371	4,706
Federal funds sold	721	327
Total cash and cash equivalents	7,785	6,828

Securities available for sale at estimated fair value	9,944	9,577
Securities, restricted at cost	1,206	1,124
Loans held for sale	5,640	1,305
Loans, net of allowance for loan losses of $1,339 and $1,338, respectively	94,538	92,556
Bank premises and equipment, net	274	265
Other real estate owned	874	874
Other assets	2,095	1,902
Total assets	$122,356	$114,431

LIABILITIES

Demand deposits:
Noninterest-bearing	$11,786	$16,762
Interest-bearing	29,548	26,953
Time deposits $100 and over	43,271	32,881
Other time deposits	3,631	4,078
Total deposits	88,236	80,674

Borrowed funds	15,000	15,000
Other liabilities	1,752	1,730
Total liabilities	104,988	97,404

SHAREHOLDERS’ EQUITY

Common stock, $0.01 par value; 10,000,000 shares authorized; 4,021,932 shares issued and outstanding	40	40
Additional paid-in capital	22,624	22,622
Retained deficit	(5,488)	(6,022)
Accumulated other comprehensive income	192	387
Total shareholders' equity	17,368	17,027
Total liabilities and shareholders' equity	$122,356	$114,431

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(000's) except per share data	Three Months Ended March 31,
	2013	2012
Interest Income

Loan, including fees	$1,597	$1,435
Securities	69	51
Federal funds sold	-	-
Interest-bearing deposits	4	4
Total interest income	1,670	1,490

Interest Expense

Deposits	119	252
Borrowed funds	4	3
Total interest expense	123	255

Net interest income	1,547	1,235
Credit for loan losses	-	(103)

Net interest income after provision for loan losses	1,547	1,338

Noninterest Income

Trust income	2,563	2,170
Service fees	18	61
Gain on sale of securities	31	-
Total noninterest income	2,612	2,231

Noninterest Expense

Salaries and employee benefits	907	647
Occupancy and equipment	218	224
Trust expenses	1,963	1,784
Professional fees	97	117
Data processing	210	65
Other	230	204
Total noninterest expense	3,625	3,041

Net Income	$534	$528

Earnings per common share:
Basic	$0.13	$0.23
Diluted	$0.13	$0.23

Weighted average common shares outstanding	4,021,932	2,329,836
Weighted average diluted shares outstanding	4,028,981	2,330,060

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(000's)	Three Months Ended March 31,
	2013	2012
Net Income	$534	$528
Other comprehensive income:
Securities available for sale:
Change in unrealized gain on investment securities available-for-sale	(71)	19

Gain on sale distributed to third party issuer	(93)	-
Gain on sale included in net income	(31)	-
Reclassification adjustment for gain on sale	(124)	-

Total securities available for sale	(195)	19
Comprehensive Income	$339	$547

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2012	$19	$18,616	$(8,103)	$118	$10,650

Net income - YTD			528		528
Other comprehensive income				19	19
Net proceeds from rights offering and limited public offering	21	3,979			4,000
Stock based compensation		9			9
BALANCE, March 31, 2012	$40	$22,604	$(7,575)	$137	$15,206

BALANCE, January 1, 2013	$40	$22,622	$(6,022)	$387	$17,027

Net income — YTD			534		534
Other comprehensive income				(195)	(195)
Stock based compensation		2			2
BALANCE, March 31, 2013	$40	$22,624	$(5,488)	$192	$17,368

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(000's)	2013	2012
Cash Flows from Operating Activities
Net income	$534	$528
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Credit for loan losses	-	(103)
Depreciation and amortization	38	39
Accretion of discount on loans	(83)	-
Net amortization of securities	10	11
Impairment of other real estate owned	-	14
Net gain on sale of securities	(31)	-
Gain on sale of other real estate owned	-	(39)
Origination of loans held for sale	(4,348)	-
Principal payments of loans held for sale	13	-
Stock based compensation	2	9
Net change in other assets	(193)	17
Net change in other liabilities	22	48
Net cash provided by (used in) operating activities	(4,036)	524

Cash Flows from Investing Activities
Purchase of securities available for sale	(2,073)	(2,020)
Principal payments, calls and maturities of securities available for sale	273	206
Proceeds from sale of securities available for sale	1,352	-
Payment to third party for gain-sharing arrangement	(93)	-
Purchase of securities, restricted	(82)	-
Net change in loans	(1,900)	290
Proceeds from sale of other real estate owned	-	516
Purchases of premises and equipment	(46)	(5)
Net cash used in investing activities	(2,569)	(1,013)

Cash Flows from Financing Activities
Net change in demand deposits	(2,381)	(13,224)
Net change in time deposits	9,943	1,105
Proceeds from borrowed funds	67,000	74,000
Repayment of borrowed funds	(67,000)	(74,000)
Net proceeds from rights offering	-	4,000
Net cash provided by (used in) financing activities	7,562	(8,119)

Net change in cash and cash equivalents	957	(8,608)
Cash and cash equivalents at beginning of period	6,828	29,483

Cash and cash equivalents at end of period	$7,785	$20,875

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$122	$253
Income taxes	$-	$-

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

Accounting Standards Update (ASU) No. 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 became effective for annual and interim periods on January 1, 2013, and did not have a significant impact on the Company’s financial statements.

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

Accounting Standards Update (ASU) No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210).” ASU 2013-01 clarifies the scope of ASU No. 2011-11 which applies to derivatives, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and securities lending transactions. ASU 2013-01 became effective for annual and interim periods on January 1, 2013, and did not have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).” ASU 2013-02 requires the presentation of certain amounts reclassified out of accumulated other comprehensive income to net income, by component, either on the face of the financial statements or in the notes. Other reclassifications out of accumulated other comprehensive income will require cross reference to existing disclosures. ASU 2013-02 became effective for annual and interim periods beginning after December 15, 2012, and did not have a significant impact on the Company’s financial statements. This ASU is the result of certain provisions deferred within ASU No. 2011-12.

NOTE 3. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	March 31, 2013
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,949	$159	$14	$6,094
Mortgage-backed securities	3,804	53	7	3,850
Total securities available for sale	$9,753	$212	$21	$9,944

Securities, restricted:
Other	$1,206	$-	$-	$1,206

	December 31, 2012
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,955	$181	$9	$6,127
Mortgage-backed securities	3,236	214	-	3,450
Total securities available for sale	$9,191	$395	$9	$9,577

Securities, restricted:
Other	$1,124	$-	$-	$1,124

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or by U.S. government-sponsored agencies. Securities, restricted consist of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock which are carried at cost.

At March 31, 2013 and December 31, 2012, securities with market value of $8.4 million and $8.5 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with market values of $534,000 and $63,000, respectively, were pledged against trust deposit balances held at the Company’s insured depository subsidiary, T Bank, N.A. (the “Bank”). One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at March 31, 2013 and December 31, 2012 with market value of $1.0 million on each of those dates. The Bank held Federal Reserve Bank of Dallas stock in the amount of $458,700 at March 31, 2013 and December 31, 2012. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $747,000 and $664,800 at March 31, 2013 and December 31, 2012, respectively.

During the quarter ended March 31, 2013, the Company sold $1.2 million of available-for-sale securities which were purchased at par value during the year ended December 31, 2012 from a third party who is an approved Ginnie Mae securities issuer (the “Issuer”). Under the arrangement with the Issuer, in the event the Bank subsequently sold the securities, the Issuer is paid a commission equal to 75% of the calculated gain on the sale. The Company realized a gain on the sale in the amount of $124,000, of which $93,000 was paid to the third party, resulting in a net recorded gain of $31,000 as of March 31, 2013.

The amortized cost and estimated fair value of securities at March 31, 2013 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(000's)	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,000	$1,001
Due after five years through ten years	4,021	4,075
Due after ten years	928	1,018
Mortgage-backed securities	3,804	3,850
Total	$9,753	$9,944

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at March 31, 2013:

	Less than 12 months		12 months or longer		Total
(000’s)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$1,995	$14	$-	$-	$1,995	$14
Mortgage-backed securities	1,015	7	-	-	1,015	7
Total	$3,010	$21	$-	$-	$3,010	$21

NOTE 4. LOANS

Major classifications of loans held for investment are as follows:

(000's)	March 31, 2013	December 31, 2012
Commercial and industrial	$66,429	$66,433
Consumer installment	1,003	829
Real estate — mortgage	19,250	19,881
Real estate — construction and land	5,973	5,296
SBA:
SBA 7(a) unguaranteed portion	1,696	258
SBA 504	1,708	1,687
Other	-	12
Gross Loans	96,059	94,396
Less:
Allowance for loan losses	1,339	1,338
Deferred loan fees (costs)	(90)	73
Discount on loans purchased	272	429
Net loans	$94,538	$92,556

During the three months ended March 31, 2013, the Company originated $5.8 million of SBA 7(a) loans. The guaranteed portions of the loans are recorded as loans held for sale. As of March 31, 2013, the Company had $7.3 million of SBA 7(a) loans, of which $5.6 million was held for sale. As of December 31, 2012, the Company had $1.6 million of SBA 7(a) loans, of which $1.3 million was held for sale. As of March 31, 2013, the Company did not sell any of the loans held for sale. The Company sold all $5.6 million of SBA 7(a) loans held for sale in April 2013.

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

During the first quarter of 2013, the Bank purchased $527,000 of real estate – mortgage loans at a discount of $73,000. The discount is accreted to interest income on a level-yield method over the life of the loans. At March 31, 2013, unamortized discount was $272,000.

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	Other	Unallocated	Total
March 31, 2013
Beginning Balance	$1,007	$12	$259	$60	$-	$-	$-	$1,338
Provision (credit) for loan losses	(77)	1	(46)	15	42	-	65	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	-	1
Net recoveries	-	-	-	1	-	-	-	1
Ending balance	$930	$13	$213	$76	$42	$-	$65	$1,339

Period-end amount allocated to:
Loans individually evaluated for impairment	$118	$-	$-	$-	$-	$-	$-	$118
Loans collectively evaluated for impairment	812	13	213	76	42	-	65	1,221
Ending balance	$930	$13	$213	$76	$42	$-	$65	$1,339

Loans individually evaluated	$2,815	$-	$447	$-	$-	$-	$-	$3,262
Loans collectively evaluated	63,614	1,003	18,803	5,973	3,404	-	-	92,797
Total loans	$66,429	$1,003	$19,250	$5,973	$3,404	$-	$-	$96,059

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	Other	Unallocated	Total
March 31, 2012
Beginning Balance	$951	$4	$312	$85	$-	$-	$-	$1,352
Credit for loan losses	(16)	(25)	(34)	(28)	-	-	-	(103)
Charge-offs	(24)	-	-	-	-	-	-	(24)
Recoveries	110	26	-	22	-	-	-	158
Net recoveries	86	26	-	22	-	-	-	134
Ending balance	$1,021	$5	$278	$79	$-	$-	$-	$1,383

Period-end amount allocated to:
Loans individually evaluated for impairment	$197	$-	$-	$-	$-	$-	$-	$197
Loans collectively evaluated for impairment	824	5	278	79	-	-	-	1,186
Ending balance	$1,021	$5	$278	$79	$-	$-	$-	$1,383

Loans individually evaluated	$2,685	$-	$-	$-	$-	$-	$-	$2,685
Loans collectively evaluated	56,230	376	18,906	5,358	-	-	-	80,870
Total loans	$58,915	$376	$18,906	$5,358	$-	$-	$-	$83,555

At March 31, 2013, there were $172,000 of commercial and industrial nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest, and at December 31, 2012, there were $190,000 of nonaccrual commercial and industrial loans and one real estate mortgage loan for $259,000 contractually delinquent over ninety days and still accruing interest.

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

The Company’s impaired loans and related allowance are summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2013						Three Months Ended
Commercial and industrial	$2,833	$973	$1,842	$2,815	$118	$2,586	$32
Real estate – mortgage	447	447	-	447	-	451	6
Total	$3,280	$1,420	$1,842	$3,262	$118	$3,037	$38

December 31, 2012						Year Ended
Commercial and industrial	$2,484	$985	$1,487	$2,472	$120	$2,151	$107
Real estate – mortgage	453	182	271	453	1	131	34
Total	$2,937	$1,167	$1,758	$2,925	$121	$2,282	$141

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest that would have been recognized for the three months ended March 31, 2013 and 2012 on non-accrual loans if performed in accordance with their original contract terms was not significant.

Restructured loans are considered “trouble debt restructuring” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. There were no troubled debt restructurings during the three months ended March 31, 2013.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three months ended March 31, 2013. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of March 31, 2013 and December 31, 2012, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

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

The following summarizes the Company’s internal ratings of its loans:

		Pass-	Special
(000's)	Pass	Watch	Mention	Substandard	Doubtful	Total
March 31, 2013
Commercial and industrial	$63,064	$652	$942	$1,771	$-	$66,429
Consumer installment	1,003	-	-	-	-	1,003
Real estate - mortgage	15,718	904	1,580	1,048	-	19,250
Real estate – construction and land	3,730	1,426	817	-	-	5,973
SBA	3,404	-	-	-	-	3,404
Total	$86,919	$2,982	$3,339	$2,819	$-	$96,059

December 31, 2012
Commercial and industrial	$63,018	$676	$943	$1,796	$-	$66,433
Consumer installment	829	-	-	-	-	829
Real estate - mortgage	16,325	911	1,585	1,060	-	19,881
Real estate – construction and land	2,997	160	2,139	-	-	5,296
SBA	1,945	-	-	-	-	1,945
Other	12	-	-	-	-	12
Total	$85,126	$1,747	$4,667	$2,856	$-	$94,396

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(000's)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
March 31, 2013
Commercial and industrial	$631	$21	$652	$65,777	$66,429	$-
Consumer installment	-	-	-	1,003	1,003	-
Real estate – mortgage	-	-	-	19,250	19,250	-
Real estate – construction and land	-	-	-	5,973	5,973	-
SBA	-	-	-	3,404	3,404
Other	-	-	-	-	-	-
Total	$631	$21	$652	$95,407	$96,059	$-

December 31, 2012
Commercial and industrial	$1	$-	$1	$66,432	$66,433	$-
Consumer installment	-	-	-	829	829	-
Real estate – mortgage	289	259	548	19,333	19,881	259
Real estate – construction and land	-	-	-	5,296	5,296	-
SBA	-	-	-	1,945	1,945
Other	-	-	-	12	12	-
Total	$290	$259	$549	$93,847	$94,396	$259

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor. No directors or officers have loans with the Company.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at March 31, 2013 and December 31, 2012 were as follows:

(000's)	March 31, 2013	December 31, 2012
Leasehold improvements	$929	$929
Furniture and equipment	2,053	2,007
	2,982	2,936
Less: accumulated depreciation	2,708	2,671
Balance at end of period	$274	$265

NOTE 7. OTHER REAL ESTATE OWNED AND OTHER ASSETS

Other assets consisted of the following at March 31, 2013 and December 31, 2012:

(000's)	March 31, 2013	December 31, 2012
Prepaid assets	$626	$692
Accounts receivable – trust fees	891	880
Accrued interest receivable	335	325
Other	243	5
Total	$2,095	$1,902

Other Real Estate Owned (“OREO”) totaled $874,000 at March 31, 2013 and December 31, 2012. The OREO assets are actively being marketed, and disposal of the assets is anticipated to occur in the next 12 months.

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of March 31, 2013		As of December 31, 2012
Noninterest bearing demand	$11,786	14%	$16,762	21%
Interest bearing demand (NOW)	2,869	3	3,331	4
Money market accounts	25,899	29	23,119	28
Savings accounts	780	1	503	1
Certificates of deposit, $100,000 and greater	43,271	49	32,881	41
Certificates of deposit, less than $100,000	3,631	4	4,078	5
Total	$88,236	100%	$80,674	100%

At March 31, 2013, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2013	$20,349
2014	18,078
2015	6,692
2016	675
2017	583
2018	525
Total	$46,902

NOTE 9. BORROWED FUNDS

The Company had borrowed funds from the Federal Home Loan Bank of Dallas of $15 million as of March 31, 2013 and December 31, 2012. The Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $18.2 million secured by commercial loans and securities with collateral values of $10.1 million and $8.1 million, respectively. The Company had one outstanding advance for $15.0 million at March 31, 2013, with a fixed interest rate of 0.08% and maturity date of April 4, 2013. At maturity we determine our borrowing needs and renew accordingly at varying terms ranging from one to thirty days. The Company had one outstanding advance for $15.0 million at December 31, 2012, with a fixed interest rate of 0.05% and maturity date of January 14, 2013.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $17.0 million, secured by commercial loans and securities with collateral value of $15.9 million and $1.1 million, respectively. There were no outstanding borrowings at March 31, 2013 or December 31, 2012.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at March 31, 2013 and December 31, 2012:

(000's)	March 31, 2013	December 31, 2012
Trust advisor fees payable	$1,142	$1,117
Incentive compensation	144	147
Audit fees	77	61
Data processing	96	96
Franchise & property taxes	17	37
Interest payable	17	16
Legal	11	17
Other accruals	248	239
Total	$1,752	$1,730

NOTE 11. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examination for years before 2009. No federal income tax expense has been recorded for the three months ended March 31, 2013 and 2012 as net operating losses are being used to offset taxable income. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. As of December 31, 2012, the Company had net tax operating loss carry forwards of approximately $3.3 million that will ultimately expire in 2031, if not used. This amount is lower than the losses reflected in the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 12. EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Beginning January 1, 2013, the Company is matching employee contributions. Employees may contribute up to 6% of their compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation. Employer contributions charged to expense for the three months ending March 31, 2013 totaled $21,000.

NOTE 13. STOCK OPTIONS

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

The Plan is administered by the Board of Directors and has a term of 10 years. As of March 31, 2013 and December 31, 2012, options to purchase a total of 210,000 shares of common stock were issued and outstanding with a weighted average exercise price of $9.12. These options vest through May 2015. Outstanding stock options of 27,000 were considered in the diluted earnings per share computations for the quarters ended March 31, 2013 and 2012. However, the remaining 183,000 outstanding options and the 96,750 outstanding warrants were not considered in the per share computation because their effect was anti-dilutive.

The Company recorded $2,000 and $9,000 in compensation expense for the three months ended March 31, 2013 and 2012, respectively, in connection with the Plan.

The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Plan for the three months ended March 31, 2013:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	210,000	$9.12
Granted	-	-
Exercised	-	-
Expired / forfeited	-	-

Outstanding at end of period	210,000	$9.12
Exercisable at end of period	191,400	$9.78
Available for grant at end of period	39,000

The weighted average remaining contractual life of options outstanding at March 31, 2013 was 3.5 years.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at March 31, 2013, was $39,000 and $16,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2012, was $25,000 and $10,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $3.25 and $2.70 at March 31, 2013 and December 31, 2012, respectively, and the exercise price multiplied by the number of options outstanding. There were no stock options exercised during the three months ended March 31, 2013 or for the year ended December 31, 2012.

NOTE 14. STOCK WARRANTS

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at March 31, 2013. These warrants are exercisable at a price of $10 per share at any time until November 2, 2014. The outstanding warrants were not included in the earnings per share computations for the respective three months ended March 31, 2013 and 2012, because their effect was anti-dilutive.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2013, the Company had commitments to extend credit and standby letters of credit of approximately $10.4 million and $10,000, respectively. At December 31, 2012, the Company had commitments to extend credit and standby letters of credit of approximately $5.6 million and $10,000, respectively. Increase in commitments was due to higher loan production.

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

The Company has four lease agreements, which expire on or before 2017. In addition to the leases for office space, the Company also leases various pieces of office equipment under short-term agreements. Lease expense for the three months ended March 31, 2013 and 2012 was $71,000 and $68,000, respectively.

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

Employment Agreements

The Company has entered into employment agreements with four officers of the Bank, Steve Jones, Craig Barnes, Ken Bramlage and Patrick Howard. The agreements are for “at will” employment and may be terminated at any time in accordance with the terms of such employment agreements.

NOTE 16. REGULATORY MATTERS

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

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2013
Total Capital (to Risk Weighted Assets)	$17,420	17.35%	$8,032	>	8.00%	$10,040	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	16,164	16.10%	4,016	>	4.00%	6,024	>	6.00%

Tier 1 Capital (to Average Assets)	16,164	13.68%	4,725	>	4.00%	5,906	>	5.00%

As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$16,819	17.57%	$7,658	>	8.00%	$9,572	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	15,621	16.32%	3,829	>	4.00%	5,743	>	6.00%

Tier 1 Capital (to Average Assets)	15,621	13.39%	4,668	>	4.00%	5,835	>	5.00%

NOTE 17. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(000's)	March 31, 2013	December 31, 2012
ASSETS

Cash and due from banks	$1,013	$1,040
Investment in subsidiary	16,355	16,008

Total assets	$17,368	$17,048

LIABILITIES AND CAPITAL

Accounts payable	$-	$21
Capital	17,368	17,027

Total liabilities and capital	$17,368	$17,048

 T BANCSHARES, INC.

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(000's)	2013	2012
Equity in income from subsidiary	$542	$554

Noninterest expense:
Professional and administrative	6	17
Stock based compensation	2	9
Total noninterest expenses	8	26

Net income	$534	$528

 T BANCSHARES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(000's)	Three Months Ended March 31,
	2013	2012
Net Income	$534	$528
Other comprehensive income:
Securities available for sale:
Change in unrealized gain on investment securities available-for-sale	(71)	19

Gain on sale distributed to third party issuer	(93)	-
Gain on sale included in net income	(31)	-
Reclassification adjustment for gain on sale	(124)	-

Total securities available for sale	(195)	19
Comprehensive Income	$339	$547

T BANCSHARES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(000's)	2013	2012
Cash Flows from Operating Activities
Net income	$534	$528
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(542)	(554)
Stock based compensation	2	9
Net change in other assets	-	44
Net change in other liabilities	(21)	26
Net cash provided by (used in) operating activities	(27)	53

Cash Flows from Investing Activities
Contribution to Bank	-	(3,000)

Cash Flows from Financing Activities
Net proceeds from rights offering	-	4,000

Net change in cash and cash equivalents	(27)	1,053
Cash and cash equivalents at beginning of period	1,040	97

Cash and cash equivalents at end of period	$1,013	$1,150

NOTE 18. FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2013
Securities available for sale:
U.S. government agencies	$-	$6,094	$-	$6,094
Mortgage-backed securities	-	3,850	-	3,850

As of December 31, 2012
Securities available for sale:
U.S. government agencies	$-	$6,127	$-	$6,127
Mortgage-backed securities	-	3,450	-	3,450

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. From December 31, 2012 to March 31, 2013, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At March 31, 2013, impaired loans with a carrying value of $1.8 million were reduced by specific valuation allowances totaling $118,000 resulting in a net fair value of $1.7 million, based on Level 3 inputs. At December 31, 2012, impaired loans with a carrying value of $1.8 million were reduced by specific valuation allowances totaling $121,000 resulting in a net fair value of $1.6 million based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk.

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

The following table presents foreclosed assets that were re-measured subsequent to their initial transfer to other real estate owned from loans and reported at fair value:

	Three Months Ended March 31,
	2013	2012
Carrying value of other real estate owned prior to re-measurement	$874	$1,252
Write-downs included in other non-interest expense	-	(14)
Fair value	$874	$1,238

The methods and assumptions used to estimate fair value of financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, restricted securities, accrued interest receivable and accrued interest payable. The estimated fair value of demand and savings deposits is the carrying amount since rates are regularly adjusted to market rates and amounts are payable on demand. For borrowed funds and variable rate loans or deposits that re-price frequently and fully, the estimated fair value is the carrying amount. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. For loans held for sale, the estimated fair value is based on market indications for similar assets in the active market. The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	March 31, 2013
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$7,785	$7,785
Level 2 inputs:
Securities, restricted	1,206	1,206
Loans held for sale	5,640	6,441
Loans, net	94,538	96,042
Accrued interest receivable	335	335
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	11,786	11,786
Level 2 inputs:
Interest bearing deposits	76,450	76,494
Borrowed funds	15,000	15,000
Accrued interest payable	17	17

	December 31, 2012
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$6,828	$6,828
Level 2 inputs:
Securities, restricted	1,124	1,124
Loans held for sale	1,305	1,448
Loans, net	92,556	94,325
Accrued interest receivable	325	325
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	16,762	16,762
Level 2 inputs:
Interest bearing deposits	63,912	64,073
Borrowed funds	15,000	15,000
Accrued interest payable	16	16

NOTE 19. SUBSEQUENT EVENTS

On April 1, 2013, the Small Business Administration approved the Bank to sell the guaranteed portion of SBA 7(a) loans in the secondary market. During April 2013 the Bank sold $5.6 million of loans held for sale as of March 31, 2013. Also during April 2013, the Bank purchased and subsequently sold an additional $3.5 million of loans held for sale. The estimated net recognized gain on these sales is $1 million.

On April 25, 2013, the Bank acquired a two story, 33,000 square foot commercial office building with the intent to re-locate its main office to that location within the next 12 months, at or prior to the termination of the current lease covering the Bank’s main office. The purchased building is located within a quarter mile of the Bank’s current main office. The purchase price was $1.9 million, or approximately $58 per square foot. The building is approximately 64% leased and the Bank anticipates that it will occupy approximately 11,000 square feet of the vacant space. The building will require significant remodeling prior to the Bank’s occupancy. These costs are currently being determined; however, management believes that the Company’s occupancy expense for its main office will be lower on a per square foot basis than the current expense. The Bank’s main branch relocation to the new facility is subject to regulatory approval.

On May 1, 2013, the Bank entered into a sub-lease agreement covering its space located at 850 Hwy 114, Southlake, Texas. The term of the sub-lease runs concurrently with the term of the Bank’s primary lease ending on February 28, 2017. The monthly lease payment pursuant to the sub-lease is $5,240. The Bank’s payment under the primary lease is $5,785.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of March 31, 2013 and December 31, 2012, and our consolidated results of operations for the three months ended March 31, 2013 and 2012. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, including the following:

•	we have limited operating history upon which to base an estimate of our future financial performance;

•	if we are unable to implement our business plan and strategies, we will be hampered in our ability to develop business and serve our customers, which, in turn, could have an adverse effect on our financial performance;

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete including the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Consumer Financial Protection Bureau and Basel III;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	if we fail to retain our trust customers, our non-interest income could be adversely affected;

•	we face substantial competition in our primary market area;

•	our ability to successfully launch and manage our new SBA division;

•	if we fail to sustain attractive investment returns to our trust customers, our growth and profitability in our trust services could be adversely affected;

•	we have a significant dental industry loan concentration in which economic or regulatory changes could adversely affect the ability of those customers to fulfill their loan obligations;

•	we compete in an industry that continually experiences technological change, and we may not be able to compete effectively with other banking institutions with greater resources;

•	the Bank’s current legally mandated lending limits are lower than those of our competitors, which may impair our ability to attract borrowers;

•	changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations, as well as other factors, will affect the demand for loans and the ability of the Bank to attract deposits;

•	changes in the general level of interest rates and other economic factors can affect the Bank’s interest income by affecting the spread between interest-earning assets and interest-bearing liabilities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in the Company’s liquidity position;

•	acts of God or of war or terrorism;

•	we have no current intentions of paying cash dividends;

•	we may not be able to raise additional capital on terms favorable to us or we may be required to raise capital under terms which are dilutive to existing shareholders; and

•	our directors and executive officers beneficially own a significant portion of our outstanding common stock.

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2012 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement reflects only information known to us as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise.

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake and the neighboring Texas communities. As of March 31, 2013, we had, on a consolidated basis, total assets of $122.4 million, net loans of $94.5 million, total deposits of $88.2 million, and shareholders’ equity of $17.4 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas and a branch office at 8100 North Dallas Parkway, Plano, Texas as well as loan production offices serving the Phoenix, Arizona, Denver, Colorado, Portland, Oregon and Youngstown, Florida markets staffed by experienced bankers with significant experience in the origination, administration, and servicing of loans pursuant to programs promulgated by the Small Business Administration (“SBA”).

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank. The Bank opened for business on November 2, 2004.

The following discussion focuses on our financial condition at March 31, 2013 and December 31, 2012, and our results of operations for the three months ended March 31, 2013 and March 31, 2012.

Recent Developments

On April 1, 2013, the Small Business Administration approved the Bank to sell the guaranteed portion of SBA 7(a) loans in the secondary market. During April 2013 the Bank sold $5.6 million of loans held for sale as of March 31, 2013. Also during April 2013, the Bank purchased and subsequently sold an additional $3.5 million of loans held for sale. The estimated net recognized gain on these sales is $1 million.

On April 25, 2013, the Bank acquired a two story, 33,000 square foot commercial office building with the intent to re-locate its main office to that location within the next 12 months, at or prior to the termination of the current lease covering the Bank’s main office. The purchased building is located within a quarter mile of the Bank’s current main office. The purchase price was $1.9 million, or approximately $58 per square foot. The building is approximately 64% leased and the Bank anticipates that it will occupy approximately 11,000 square feet of the vacant space. The building will require significant remodeling prior to the Bank’s occupancy. These costs are currently being determined; however, management believes that the Company’s occupancy expense for its main office will be lower on a per square foot basis than the current expense. The Bank’s main branch relocation to the new facility is subject to regulatory approval.

On May 1, 2013, the Bank entered into a sub-lease agreement covering its space located at 850 Hwy 114, Southlake, Texas. The term of the sub-lease runs concurrently with the term of the Bank’s primary lease ending on February 28, 2017. The monthly lease payment pursuant to the sub-lease is $5,240. The Bank’s payment under the primary lease is $5,785.

The Bank filed an application with the Comptroller of the Currency (“Comptroller”) to establish a mobile branch and courier service that will be operated as a Banking Concierge service. This service will deliver most banking products and branch services that are available inside a physical branch location to the customer location of current and future small business customers of the Bank. This application was approved by the Comptroller on April 30, 2013. We anticipate the Banking Concierge service will be fully operational and available during the third quarter of 2013.

Results of Operations

Key Performance Indicators at March 31, 2013

The following were key indicators of our performance and results of operations through the first quarters of 2013:

•	total assets were $122.4 million at the end of the first quarter of 2013, representing an increase of $8.0 million, or 7.0%, from $114.4 million at the end of 2012;

•

total loans held for investment, net of allowance for loan losses and deferred loan fees, increased $1.9 million, or 2.1%, to $94.5 million at the end of the first quarter of 2013, compared to $92.6 million at the end of 2012;

•

total loans held for sale, which consists primarily of the guaranteed portion of SBA 7(a) loans, increased $4.3 million, or 331%, to $5.6 million at the end of the first quarter of 2013, compared to $1.3 million at the end of 2012;

•	total deposits increased $7.5 million, or 9.3%, to $88.2 million at the end of the first quarter of 2013, compared to $80.7 million at the end of 2012;

•	net income was $534,000 for the three months ended March 31, 2013, compared to $528,000 for the same period in the prior year;

•	return on average assets was 1.80% and return on average equity was 13.15% for the three months ended March 31, 2013 compared to a return on average assets of 1.98% and return on average equity of 14.82% for the year ended December 31, 2012;

•	total revenue increased $561,000, or 15.2%, to $4.3 million for the three months ended March 31, 2013, compared to $3.7 million for the same period in the prior year;

•	Tier 1 capital to average assets and total capital ratios for the Bank at March 31, 2013 were 13.65% and 17.54%, respectively, compared to 13.39% and 17.57% at December 31, 2012.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three months ended March 31, 2013 and March 31, 2012.

FINANCIAL SUMMARY

Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended March 31,
	2013			2012
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve (1)	$97,950	$1,597	6.6%	$81,162	$1,435	7.1%
Federal funds sold	402	-	0.2%	212	-	0.2%
Securities and other	15,505	73	1.9%	12,572	55	1.7%
Total earning assets	113,857	1,670	5.9%	93,946	1,490	6.4%
Cash and other assets	4,568			4,620
Total assets	$118,425			$98,566

Interest-bearing liabilities
NOW accounts	$2,855	2	0.2%	$3,237	2	0.3%
Money market accounts	26,060	30	0.5%	27,223	38	0.6%
Savings accounts	608	1	0.5%	354	-	0.5%
Certificates of deposit less than $100,000	3,919	13	1.3%	6,427	42	2.6%
Certificates of deposit $100,000 or greater	37,440	73	0.8%	28,772	170	2.4%
Total interest bearing deposits	70,882	119	0.7%	66,013	252	1.5%
Borrowed funds	15,089	4	0.1%	8,264	3	0.1%
Total interest bearing liabilities	85,971	123	0.6%	74,277	255	1.4%
Noninterest bearing deposits	15,044			12,359
Other liabilities	1,163			1,002
Shareholders’ equity	16,247			10,928
Total liabilities and shareholders’ equity	$118,425			$98,566

Net interest income		1,547			1,235
Net interest spread			5.4%			5.0%
Net interest margin			5.5%			5.3%

Provision (credit) for loan loss		-			(103)
Non-interest income		2,612			2,231
Non-interest expense		3,625			3,041
Income before income taxes		534			528
Income taxes expense (benefit)		-			-
Net income		$534			$528

Earnings per share		$0.13			$0.23
Return on average equity		13.15%			19.33%
Return on average assets		1.80%			2.14%
Equity to assets ratio		13.72%			11.09%

(1)  Includes nonaccrual loans

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

	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Total Change
Federal funds sold	$-	$-	$-
Securities and other	5	13	18
Loans, net of reserve (1)	(112)	274	162

Total earning assets	(107)	287	180

NOW	-	-	-
Money market	(7)	(1)	(8)
Savings	-	1	1
Certificates of deposit $100,000 or less	(20)	(9)	(29)
Certificates of deposit $100,000 or more	(114)	17	(97)
Borrowed funds	-	1	1

Total interest-bearing liabilities	(141)	9	(132)

Changes in net interest income	$34	$278	$312

(1)  Average loans include non-accrual.

Net interest income for the three months ended March 31, 2013 increased $312,000, or 25.3%, compared to the same period in the prior year. The increase was due to lower cost of deposits and by an increase in the average volume of interest-earning assets.

Total interest income for the three months ended March 31, 2013 increased $180,000, or 12.1%, compared to the same period in the prior year. Average interest-earning asset volume increased $20.0 million, or 21.3%, to $113.9 for the three months ended March 31, 2013, compared to $93.9 million for the same period in the prior year, primarily due to the increase in the loan portfolio. The average interest yield of earning assets decreased to 5.9%, or 7.8%, for the three months ended March 31, 2013, compared to 6.4% for the same period in the prior year.

Total interest expense for the three months ended March 31, 2013 decreased $132,000, or 51.8%, compared to same period in the prior year. The average cost of funds for interest-bearing liabilities decreased to 0.6%, or 57.1%, for the three months ended March 31, 2013, compared to 1.4% for same period in the prior year. Average volume of interest-bearing liabilities increased $11.7 million, or 15.7%, to $86.0 million for the three months ended March 31, 2013, compared to $74.3 million for the same period in 2012. Average interest-bearing deposits increased $4.9 million, or 7.4%, to $70.9 million for the three months ended March 31, 2013, compared to $66.0 million for the same period in the prior year. Average borrowed funds increased $6.8 million, or 81.9%, to $15.1 million for the three months ended March 31, 2013, compared to $8.3 million for the same period in the prior year. The increase is a result of the attractive borrowing rates offered by the Federal Home Loan Bank versus other sources of liquidity available to the Bank.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

We did not record a provision for loan loss for the three months ended March 31, 2013, compared to a net credit of $103,000 for the three months ended March 31, 2012. We had one small charge off of $300 and recoveries of $1,500 during the three months ended March 31, 2013, compared to charge-offs of $24,000 and recoveries of $158,000 for the same period in the prior year.

Non-interest Income

Non-interest income was primarily attributable to fee income generated by the Company for trust services and service charges on depository accounts.

Total non-interest income increased $381,000, or 17.1%, to $2.6 million for the three months ended March 31, 2013, compared to the same period in the prior year.

Trust income is earned on the value of managed and non-managed assets held in custody. Trust income increased $393,000, or 18.1%, to $2.6 million for the three months ended March 31, 2013, compared to $2.2 million for the same period in the prior year. Approximately $157,000 of the increase is a result of improvements in market values of assets in trust accounts during the first quarter of 2013 with the remaining increase due to the additional 10 basis point fee assessed to the common trust funds managed by the Bank that commenced in December, 2012.

The Company sold available-for-sale securities and recorded a gain of $31,000 for the three months ended March 31, 2013. For further details, see discussion in Note 3 for Securities. There were no sales of securities for the same period in the prior year.

Other income decreased $43,000, or 70.5% to $18,000 for the three months ended March 31, 2013, compared to $61,000, for the same period in the prior year. Included in other income for the three months ended March 31, 2012 was $39,000 for gain on sale of other real estate owned.

Non-interest Expense

Total non-interest expense increased $584,000, or 19.2%, to $3.6 million for the three months ended March 31, 2013, compared to $3.0 million for the same period in the prior year.

Salaries and employee benefits increased $260,000, or 40.1%, to $907,000 for the three months ended March 31, 2013, compared to $647,000 for the same period in the prior year. The increase is primarily due to the addition of the SBA division during the fourth quarter of 2012, and to an increase in incentive compensation expense accrual.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment. For the three months ended March 31, 2013, occupancy and equipment expense decreased $6,000, or 2.7%, to $218,000, compared to $224,000 for the same period in the prior year.

Trust expenses are advisory fees paid to a fund advisor to advise the Bank on the common trust funds managed by the Bank and are based on the value of the assets held in custody. For the three months ended March 31, 2013, trust expenses increased $179,000, or 10.0%, to $2.0 million, compared to $1.8 million for the same period in the prior year. The increase is related to improvements in market values of the assets during the first quarter of 2013.

Professional fees decreased $20,000, or 17.1%, to $97,000 for the three months ended March 31, 2013, compared to $117,000 for the same period in the prior year. The decrease was primarily due to a decrease in legal expense.

Data processing fees increased $145,000, or 223.1%, to $210,000 for the three months ended March 31, 2013, compared to $65,000 for the same period in the prior year. The increase was primarily attributable to higher monthly costs of a new trust accounting system with upgraded features to provide enhanced services to our trust customers. The improved system was implemented during the fourth quarter of 2012.

Other expenses increased $26,000, or 12.7%, to $230,000 for the three months ended March 31, 2013, compared to $204,000 for the same period in the prior year.

Income Taxes

No federal income tax expense was recorded for the three months ended March 31, 2013 and 2012, due to available operating losses to offset taxable income. The Company has determined that the federal tax benefit of these losses has a valuation allowance equal to the benefit. Cumulative net operating loss available to carry forward for tax purposes is approximately $3.3 million as of December 31, 2012.

Financial Condition

Our total assets as of March 31, 2013 increased $8.0 million to $122.4 million, compared to $114.4 million as of December 31, 2012, primarily as a result of increase in total loans. Net loans increased $6.3 million, or 6.7%, to $100.2 million as of March 31, 2013, compared to $93.9 million as of December 31, 2012. The SBA division originated $5.8 million during the quarter, of which $4.3 million represents the guaranty portion and is included in loans held for sale. The increase in loans was funded by an increase in certificate of deposits. Total deposits were $88.2 million as of March 31, 2013, compared to $80.7 million as of December 31, 2012.

As of March 31, 2013, shareholders’ equity was $17.3 million, compared to $17.0 million as of December 31, 2012. The increase was associated with the $339,000 of comprehensive income for the three months ended March 31, 2013.

Cash and Due From Banks

Cash and due from banks decreased $1.1 million to $693,000 as of March 31, 2013, compared to $1.8 million as of December 31, 2012. The reduction is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits increased $1.7 million to $6.4 million as of March 31, 2013, compared to $4.7 million as of December 31, 2012. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of March 31, 2013 and December 31, 2012, the Bank held Federal Reserve Bank of Dallas stock of $458,700, and Federal Home Loan Bank of Dallas stock in the amount of $747,000 and $665,000, respectively. As of March 31, 2013 and December 31, 2012, we had government agency securities with amortized cost of $6.0 million and fair value of $6.1 million. We also had mortgage-backed securities with amortized cost and fair value of $3.8 million as of March 31, 2013, and amortized cost of $3.2 million and fair value of $3.5 million as of December 31, 2012.

At March 31, 2013 and December 31, 2012, securities with fair value of $8.4 million and $8.5 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and one security with fair value of $534,000 and $63,000, respectively, was pledged against trust deposit balances held at the Bank. One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at March 31, 2013 and December 31, 2012 with fair value of $1.0 million.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(000's)	March 31, 2013	December 31, 2012
Commercial and industrial	$66,429	$66,433
Consumer installment	1,003	829
Real estate — mortgage	19,250	19,881
Real estate — construction and land	5,973	5,296
SBA:
SBA 7(a) unguaranteed portion	1,696	258
SBA 504	1,708	1,687
Other	-	12
Gross Loans	96,059	94,396
Less:
Allowance for loan losses	1,339	1,338
Deferred loan fees (costs)	(90)	73
Discount on loans purchased	272	429
Net loans	$94,538	$92,556

As of March 31, 2013 and December 31, 2012, total loans held for investment were $94.5 million and $92.6 million, respectively. Total loans, net of deferred fees, discount and reserves as a percentage of total assets were 77.3% as of March 31, 2013, and 80.9% as of December 31, 2012.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of March 31, 2013 and December 31, 2012, commercial loans totaled $66.4 million, representing approximately 69.2% and 70.4% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of March 31, 2013 and December 31, 2012, consumer loans totaled $1.0 million and $829,000, approximately 1.0% and 0.9% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At March 31, 2013 and December 31, 2012, real estate loans totaled $25.2 million, approximately 26.7% and 27.2% of our total loans, respectively.

Our SBA loan portfolio consists of loans guaranteed by the Small Business Administration (“SBA 7(a)”) and conventional loans promulgated under the SBA’s 504 loan program which serve the small business community. The SBA 7(a) loans are generally guaranteed by the SBA up to 75% of the principal balance. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. The Company records the guaranteed portion of the loans as held for sale. As of March 31, 2013 and December 31, 2012, SBA loans held for investment totaled $3.4 million and $1.9 million, representing approximately 3.5% and 2.0% of our total funded loans, respectively. As of March 31, 2013 and December 31, 2012, SBA loans held for sale totaled $5.6 million and $1.3 million, respectively. There were no loans sold during the three months ended March 31, 2013.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of March 31, 2013, our commercial loan and real estate loan portfolio included $63.3 million of loans, approximately 65.9% of our total funded loans, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of March 31, 2013:

	As of March 31, 2013
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial (1)	$4,784	$11,594	$18,892	$29,092	$2,067	$66,429
Consumer installment	512	428	-	63	-	1,003
Real estate — mortgage	4,328	5,735	6,482	156	2,549	19,250
Real estate — construction and land	4,787	374	812	-	-	5,973
SBA 7(a)	1,696	-	-	-	-	1,696
SBA 504	1,708	-	-	-	-	1,708
Total	$17,815	$18,131	$26,186	$29,311	$4,616	$96,059

(1)  Includes nonaccrual and other loans at March 31, 2013.

Non-performing Assets and Restructured Loans

Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of March 31, 2013, we had no loans 90 days or more past due and still accruing interest, $172,000 in loans on non-accrual status and $874,000 in OREO. At December 31, 2012, we had one loan of $259,000 which was 90 days or more past due and still accruing interest, $190,000 in loans on non-accrual status and $874,000 in OREO.  Total non-performing assets as of March 31, 2013 was $1.0 million, a decrease of 23.1% compared to $1.3 million as of December 31, 2012. The decrease was due to the reduction of loans past due 90 days.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the non-performing asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “pass-watch” are those loans that have been determined to require enhanced monitoring for potential weaknesses which require further investigation. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on non-accrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At March 31, 2013, the Company had $3.0 million in pass-watch loans, $3.3 million in special mention loans, $2.8 million in substandard loans and no doubtful loans. At December 31, 2012, the Company had $1.7 million in pass-watch loans, $4.7 million in special mention loans, $2.9 million in substandard loans and no doubtful loans.

The following table sets forth certain information regarding non-accrual loans by type, loans past due 90 days and accruing, other real estate owned and restructured loans accruing as of the dates indicated:

	March 31, 2013		December 31, 2012
(000's, except percentages):	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets

Commercial and industrial	$172	0.14%	$190	0.17%
Total non-accrual loans	172	0.14%	190	0.17%
Loans past due 90 days and accruing	-	-%	259	.23%
Other real estate owned	874	0.71%	874	0.76%
Total non-performing assets	$1,046	0.85%	$1,323	1.16%
Restructured loans accruing	$1,719	1.40%	$1,758	1.54%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $38,000 during the three months ended March 31, 2013 and 2012. Interest not recognized on impaired loans during the three months ended March 31, 2013 and 2012 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.3 million at March 31, 2013 and December 31, 2012, or 1.4% of total funded loans.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had one small charge-off of $300 and recoveries of $1,500 during the three months ended March 31, 2013. During the three months ended March 31, 2012, we had charge-offs of $24,000 and recoveries of $158,000.

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

(000's)	As of March 31, 2013		As of December 31, 2012
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$930	69.4%	$1,007	75.3%
Consumer installment	13	1.0	12	0.9
Real estate — mortgage	213	15.9	259	19.3
Real estate — construction and land	76	5.7	60	4.5
SBA	42	3.1	-	-
Unallocated	65	4.9	-	-
Total allowance for loan losses	$1,339	100.0%	$1,338	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $274,000 as of March 31, 2013 and $265,000 at December 31, 2012.

Deposits

Deposits are our primary source of funding. Total deposits at March 31, 2013 and December 31, 2012 were $88.2 million and $80.7 million, respectively.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended March 31, 2013 and 2012:

	For the three months ended March 31,
(000's)	2013			2012
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$15,044	17.5%	0.0%	$12,359	15.8%	0.0%
NOW accounts	2,855	3.3	0.2	3,237	4.1	0.3
Money market accounts	26,060	30.3	0.5	27,223	34.7	0.6
Savings accounts	608	0.7	0.5	354	0.5	0.5
Certificates of deposit, less than $100,000	3,919	4.6	1.3	6,427	8.2	2.6
Certificates of deposit, $100,000 or greater	37,440	43.6	0.8	28,772	36.7	2.4
Total deposits	$85,926	100.00%	0.6%	$78,372	100.00%	1.3%

The average volume of noninterest-bearing deposits increased $2.7 million. The average volume of certificates of deposits increased $6.2 million for the three months ended March 31, 2013, compared to the same period in 2012. The increase was due to the increase in average loans. Average borrowings increased by $6.8 million for the three months ended March 31, 2013, compared to the same period in 2012.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	March 31, 2013	December 31, 2012
Three months or less	$5,113	$8,800
Over three months through six months	7,321	5,110
Over six months through twelve months	19,454	11,726
Over twelve months	11,383	7,245

Total	$43,271	$32,881

Shareholders’ Equity

As of March 31, 2013, shareholders’ equity increased to $17.3 million, from $17.0 million as of December 31, 2012. The increase was due to comprehensive income of 339,000 for the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at March 31, 2013. See Note 15 to the financial statements included in this report. Additional liquidity is also provided through the Bank’s lines of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of March 31, 2013, our established credit line with the Federal Home Loan Bank of Dallas was $18.2 million, or 14.9% of assets, of which $15.0 million was utilized. As of March 31, 2013, our established credit line with the Federal Reserve Bank of Dallas was $17.0 million, or 13.9% of assets, none of which was utilized. Additionally, we serve as trustee or custodian for $50.1 million in cash deposits held at BlackRock, Inc. in a money market fund, of which approximately $38.3 million could be held at the Bank in deposit accounts fully insured by the FDIC.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, tier 1 capital to risk-weighted assets of 4.00%, and tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. As of March 31, 2013, the Bank’s total capital to risk weighted assets ratio was 17.35%, and the Bank’s tier 1 capital to average assets ratio was 13.68%.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2013
Total Capital (to Risk Weighted Assets)	$17,420	17.35%	$8,032	>	8.00%	$10,040	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	16,164	16.10%	4,016	>	4.00%	6,024	>	6.00%

Tier 1 Capital (to Average Assets)	16,164	13.68%	4,725	>	4.00%	5,906	>	5.00%

As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$16,819	17.57%	$7,658	>	8.00%	$9,572	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	15,621	16.32%	3,829	>	4.00%	5,743	>	6.00%

Tier 1 Capital (to Average Assets)	15,621	13.39%	4,668	>	4.00%	5,835	>	5.00%

Liquidity Management

At March 31, 2013, the Company (excluding the Bank) had approximately $1.0 million in cash. These funds can be used for Company operations, investment and for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated.

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

At March 31, 2013, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $10.4 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $34.2 million at March 31, 2013.

The Bank’s significant contractual obligations and other potential funding needs at March 31, 2013 consist of:

	As of March 31, 2013
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$272	$168	$58	$-

Certificates of deposit	$34,201	$11,363	$1,338	$-

As of March 31, 2013, the Bank had cash and cash equivalents of $7.8 million, or 6.4% of total assets, and loans held for sale of $5.6 million, or 4.6% of total assets. Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of March 31, 2013, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $18.2 million or 14.9% of assets, of which $15.0 million was utilized at March 31, 2013.  The established credit line with the Federal Reserve Bank of Dallas was $17.0 million, or 13.9% of assets, none of which was utilized at March 31, 2013.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of March 31, 2013, the loan to deposit ratio was 107.1%. Total trust custodial cash available to the Bank as of March 31, 2013 was approximately $38.3 million. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 60.1% of total assets as of March 31, 2013. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

T BANCSHARES, INC.

Date: May 15, 2013	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer

