Form 10-Q
period 2013-06-30
T Bancshares, Inc.
filed 2013-08-14
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock as of August 14, 2013 was 4,021,932 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(000's) except share data	June 30, 2013	December 31, 2012
	(unaudited)

ASSETS

Cash and due from banks	$1,267	$1,795
Interest-bearing deposits	5,599	4,706
Federal funds sold	444	327
Total cash and cash equivalents	7,310	6,828

Securities available for sale at estimated fair value	9,328	9,577
Securities, restricted at cost	1,074	1,124
Loans held for sale	5,153	1,305
Loans, net of allowance for loan losses of $1,341 and $1,338, respectively	97,766	92,556
Bank premises and equipment, net	2,250	265
Other real estate owned	874	874
Other assets	1,978	1,902
Total assets	$125,733	$114,431

LIABILITIES

Demand deposits:
Noninterest-bearing	$12,581	$16,762
Interest-bearing	34,671	26,953
Time deposits $100 and over	41,634	32,881
Other time deposits	3,549	4,078
Total deposits	92,435	80,674

Borrowed funds	13,000	15,000
Other liabilities	1,723	1,730
Total liabilities	107,158	97,404

SHAREHOLDERS’ EQUITY

Common stock, $0.01 par value; 10,000,000 shares authorized; 4,021,932 shares issued and outstanding	40	40
Additional paid-in capital	22,627	22,622
Retained deficit	(3,972)	(6,022)
Accumulated other comprehensive income (loss)	(120)	387
Total shareholders' equity	18,575	17,027
Total liabilities and shareholders' equity	$125,733	$114,431

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(000's) except per share data	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income

Loan, including fees	$1,520	$1,385	$3,117	$2,821
Securities	61	62	130	112
Federal funds sold	-	-	-	-
Interest-bearing deposits	4	3	8	7
Total interest income	1,585	1,450	3,255	2,940

Interest Expense

Deposits	121	209	239	461
Borrowed funds	4	1	8	4
Total interest expense	125	210	247	465

Net interest income	1,460	1,240	3,008	2,475
Credit for loan losses	-	(137)	-	(240)

Net interest income after credit for loan losses	1,460	1,377	3,008	2,715

Noninterest Income

Trust income	2,644	2,159	5,207	4,329
Gain on sale of loans	1,060	-	1,060	-
Service fees and other income	15	47	34	107
Rental income	59	-	59	-
Gain on sale of securities	-	-	31	-
Total noninterest income	3,778	2,206	6,391	4,436

Noninterest Expense

Salaries and employee benefits	914	661	1,822	1,308
Occupancy and equipment	232	234	451	458
Trust expenses	2,067	1,856	4,030	3,641
Professional fees	150	131	248	247
Data processing	176	63	386	128
Other	183	178	412	382
Total noninterest expense	3,722	3,123	7,349	6,164

Net Income	$1,516	$460	$2,050	$987

Earnings per common share:
Basic	0.38	0.11	0.51	0.31
Diluted	0.38	0.11	0.51	0.31

Weighted average common shares outstanding	4,021,932	4,021,932	4,021,932	3,175,884
Weighted average diluted shares outstanding	4,030,965	4,024,098	4,030,246	3,177,318

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2013	2012	2013	2012

Net Income	$1,516	$460	$2,050	$987
Other comprehensive income (loss):
Securities available for sale:
Change in net unrealized gain (loss) on investment securities available-for-sale	(311)	156	(383)	175

Gain on sale distributed to third party issuer	-	-	(93)	-
Gain on sale included in net income	-	-	(31)	-
Reclassification adjustment for gain on sale	-	-	(124)	-

Total securities available for sale	(311)	156	(507)	175
Comprehensive income	$1,205	$616	$1,543	$1,162

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2012	$19	$18,616	$(8,103)	$118	$10,650

Net income - YTD			987		987
Other comprehensive income				175	175
Net proceeds from rights offering and limited public offering	21	3,979			4,000
Stock based compensation		17			17
BALANCE, June 30, 2012	$40	$22,612	$(7,116)	$293	$15,829

BALANCE, January 1, 2013	$40	$22,622	$(6,022)	$387	$17,027

Net income — YTD			2,050		2,050
Other comprehensive income				(507)	(507)
Stock based compensation		5			5
BALANCE, June 30, 2013	$40	$22,627	$(3,972)	$(120)	$18,575

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(000's)	2013	2012
Cash Flows from Operating Activities
Net income	$2,050	$987
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Credit for loan losses	-	(240)
Depreciation and amortization	80	71
Accretion of discount on loans	(87)	-
Net amortization of securities	25	23
Impairment of other real estate owned	-	14
Net gain on sale of securities	(31)	-
Gain on sale of other real estate owned	-	(70)
Origination of loans held for sale	(13,244)	-
Principal payments of loans held for sale	10,204	-
Stock based compensation	5	17
Gain on sale of loans	(1,060)	-
Net change in other assets	175	223
Net change in other liabilities	(7)	36
Net cash provided by (used in) operating activities	(1,890)	1,061

Cash Flows from Investing Activities
Purchase of securities available for sale	(3,073)	(3,998)
Principal payments, calls and maturities of securities available for sale	1,563	1,034
Proceeds from sale of securities available for sale	1,352	-
Payment to third party for gain-sharing arrangement	(93)	-
Purchase of securities, restricted	(104)	(371)
Proceeds from sale of securities, restricted	154	541
Net change in loans	(5,123)	(1,228)
Proceeds from sale of other real estate owned	-	803
Purchases of premises and equipment	(2,065)	(25)
Net cash used in investing activities	(7,389)	(3,244)

Cash Flows from Financing Activities
Net change in demand deposits	3,537	(6,606)
Net change in time deposits	8,224	(3,872)
Proceeds from borrowed funds	133,000	96,459
Repayment of borrowed funds	(135,000)	(96,459)
Net proceeds from rights offering	-	4,000
Net cash provided by (used in) financing activities	9,761	(6,478)

Net change in cash and cash equivalents	482	(8,661)
Cash and cash equivalents at beginning of period	6,828	29,483

Cash and cash equivalents at end of period	$7,310	$20,822

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$248	$482
Income taxes	$-	$-

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

During the second quarter of 2013, the Company sold the guaranteed portion of SBA loans into the secondary market. Servicing rights are recognized as separate assets when loans are sold with servicing retained. Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management evaluates its servicing rights for impairment quarterly. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) No. 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 became effective for annual and interim periods on January 1, 2013, and did not have a significant impact on the Company’s interim financial statements.

Accounting Standards Update (ASU) No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210).”  ASU 2013-01 clarifies the scope of ASU No. 2011-11 which applies to derivatives, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and securities lending transactions. ASU 2013-01 became effective for annual and interim periods on January 1, 2013, and did not have a significant impact on the Company’s interim financial statements.

Accounting Standards Update (ASU) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).” ASU 2013-02 requires the presentation of certain amounts reclassified out of accumulated other comprehensive income to net income, by component, either on the face of the financial statements or in the notes. Other reclassifications out of accumulated other comprehensive income will require cross reference to existing disclosures. ASU 2013-02 became effective for annual and interim periods beginning after December 15, 2012, and did not have a significant impact on the Company’s interim financial statements. This ASU is the result of certain provisions deferred within ASU No. 2011-12.

Accounting Standards Update (ASU) No. 2013-11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar tax loss or tax credit forward if certain criteria are met.  ASU 2013-11 will be effective for fiscal years and interim periods beginning after December 15, 2013.  The adoption of ASU 2013-11 is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 3. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	June 30, 2013
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,918	$53	$130	$5,841
Mortgage-backed securities	3,530	19	62	3,487
Total securities available for sale	$9,448	$72	$192	$9,328

Securities, restricted:
Other	$1,074	$-	$-	$1,074

	December 31, 2012
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,955	$181	$9	$6,127
Mortgage-backed securities	3,236	214	-	3,450
Total securities available for sale	$9,191	$395	$9	$9,577

Securities, restricted:
Other	$1,124	$-	$-	$1,124

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or by U.S. government-sponsored agencies. Securities, restricted consist of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock which are carried at cost.

At June 30, 2013 and December 31, 2012, securities with market value of $7.7 million and $8.5 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with market values of $669,000 and $63,000, respectively, were pledged against trust deposit balances held at the Company’s insured depository subsidiary, T Bank, N.A. (the “Bank”). One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at June 30, 2013 and December 31, 2012 with market values of $942,000 and $1.0 million, respectively. The Bank held Federal Reserve Bank of Dallas stock in the amount of $480,250 and $458,700 at June 30, 2013 and December 31, 2012, respectively. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $593,900 and $664,800 at June 30, 2013 and December 31, 2012, respectively.

During the quarter ended March 31, 2013, the Company sold $1.2 million of available-for-sale securities which were purchased at par value during the year ended December 31, 2012 from a third party who is an approved Ginnie Mae securities issuer (the “Issuer”). Under the arrangement with the Issuer, in the event the Bank subsequently sold the securities, the Issuer is paid a commission equal to 75% of the calculated gain on the sale. The Company realized a gain on the sale in the amount of $124,000, of which $93,000 was paid to the third party, resulting in a net recorded gain of $31,000 as of March 31, 2013 and June 30, 2013.

The amortized cost and estimated fair value of securities at June 30, 2013 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(000's)	Amortized Cost	Estimated Fair Value
Due after five years through ten years	5,020	4,899
Due after ten years	898	942
Mortgage-backed securities	3,530	3,487
Total	$9,448	$9,328

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2013:

	Less than 12 months		12 months or longer		Total
(000’s)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$2,878	$130	$-	$-	$2,878	$130
Mortgage-backed securities	1,920	62	-	-	1,920	62
Total	$4,798	$192	$-	$-	$4,798	$192

NOTE 4. LOANS

Major classifications of loans held for investment are as follows:

(000's)	June 30, 2013	December 31, 2012
Commercial and industrial	$70,920	$66,433
Consumer installment	1,305	829
Real estate — mortgage	16,075	19,881
Real estate — construction and land	5,355	5,296
SBA:
SBA 7(a) unguaranteed portion	2,661	258
SBA 504	2,468	1,687
USDA	851	-
Other	-	12
Gross Loans	99,635	94,396
Less:
Allowance for loan losses	1,341	1,338
Net deferred loan fees	1	73
Discount on loans	527	429
Net loans	$97,766	$92,556

The Company periodically sells the guaranteed portion of selected Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans into the secondary market, on a servicing-retained basis. The Company retains the unguaranteed portion of these loans. In calculating gain on the sale of loans, the Company performs an allocation based on the relative fair values of the sold portion and retained portion of the loan. The Company’s assumptions are validated by reference to external market information.

During the three and six months ended June 30, 2013, the Company originated $8.7 million and $13.0 million, respectively of SBA and USDA loans.  The guaranteed portions of the loans are recorded as loans held for sale.  As of June 30, 2013, the Company had $1.7 million of SBA 7(a) loans and $3.4 million of USDA loans held for sale.  As of December 31, 2012, the Company had $1.6 million of SBA 7(a) loans, of which $1.3 million was held for sale. In the second quarter of 2013, the Company sold $9.1 million of SBA 7(a) loans recognizing a gain on sale of loans of $1.1 million, and recorded a servicing asset at fair value of $251,000.

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

Small Business Administration Lending - The Bank originates SBA loans which are sometimes sold into the secondary market. The Bank continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The two primary SBA loan programs that the Bank offers are the basic 7(a) Loan Guaranty and the Certified Development Company (“CDC”), a Section 504 (“504”) program.

The 7(a) serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for working capital and up to 25 years for fixed assets. The 7(a) loan is approved and funded by a qualified lender, guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 85% of the loan amount depending on loan size. The Bank is required by the SBA to retain a contractual minimum of 5% on all SBA 7(a) loans. The SBA 7(a) loans are always variable interest rate loans. Gains recognized by the Bank on the sales of the guaranteed portion of these loans and the ongoing servicing income received have in the past been significant revenue sources for the Company. The servicing spread is a minimum of 1% on the majority of loans.

The 504 program is an economic development-financing program providing long-term, low down payment loans to expanding businesses. Typically, a 504 project includes a loan secured from a private-sector lender with a senior lien, a loan secured from a CDC (funded by a 100% SBA-guaranteed debenture) with a junior lien covering up to 40% of the total cost, and a contribution of at least 10% equity from the borrower. Debenture limits are $5.0 million for regular 504 loans and $5.5 million for those 504 loans that meet a public policy goal.

The SBA has designated the Bank as a "Preferred Lender". As a Preferred Lender, the Bank has been delegated the loan approval, closing and most servicing and liquidation authority responsibility from the SBA.

The Bank also offers Business & Industry ("B & I") loans. These loans are similar to the SBA product, except they are guaranteed by the U.S. Department of Agriculture. The guaranteed amount is generally 80% on loan amounts up to $5,000,000. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market. These loans can be utilized for rural commercial real estate and equipment. The loans can be up to 30 years or 360 months and the rates can be fixed or variable.

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

During the second quarter of 2013, the Bank purchased $234,000 of real estate – mortgage loans at a discount of $30,000.  The discount is accreted to interest income on a level-yield method over the life of the loans.  At June 30, 2013, unamortized discount on all purchased loans was $300,000.

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 and 2012 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total

Three months ended:
June 30, 2013
Beginning Balance	$930	$13	$213	$76	$42	$-	$65	$1,339
Provision (credit) for loan losses	30	4	(13)	(9)	23	17	(52)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	2	-	-	-	2
Net recoveries	-	-	-	2	-	-	-	2
Ending balance	$960	$17	$200	$69	$65	$17	$13	$1,341

June 30, 2012
Beginning Balance	$1,021	$5	$278	$79	$-	$-	$-	$1,383
Provision (credit) for loan losses	(107)	4	(20)	(14)	-	-	-	(137)
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	16	-	-	1	-	-	-	17
Net recoveries	16	-	-	1	-	-	-	17
Ending balance	$930	$9	$258	$66	$-	$-	$-	$1,263

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total

Six months ended:
June 30, 2013
Beginning Balance	$1,007	$12	$259	$60	$-	$-	$-	$1,338
Provision (credit) for loan losses	(47)	5	(59)	6	65	17	13	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	3	-	-	-	3
Net recoveries	-	-	-	3	-	-	-	3
Ending balance	$960	$17	$200	$69	$65	$17	$13	$1,341

June 30, 2012
Beginning Balance	$951	$4	$312	$85	$-	$-	$-	$1,352
Credit for loan losses	(122)	(21)	(54)	(43)	-	-	-	(240)
Charge-offs	(24)	-	-	-	-	-	-	(24)
Recoveries	125	26	-	24	-	-	-	175
Net recoveries	101	26	-	24	-	-	-	151
Ending balance	$930	$9	$258	$66	$-	$-	$-	$1,263

The Company’s allowance for loan losses as of June 30, 2013 and 2012 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
June 30, 2013
Loans individually evaluated for impairment	$121	$-	$-	$-	$-	$-	$-	$121
Loans collectively evaluated for impairment	839	17	200	69	65	17	13	1,220
Ending balance	$960	$17	$200	$69	$65	$17	$13	$1,341

June 30, 2012
Loans individually evaluated for impairment	$125	$-	$-	$-	$-	$-	$-	$125
Loans collectively evaluated for impairment	805	9	258	66	-	-	-	1,138
Ending balance	$930	$9	$258	$66	$-	$-	$-	$1,263

The Company’s recorded investment in loans as of June 30, 2013 and 2012 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total

June 30, 2013
Loans individually evaluated for impairment	$2,754	$-	$440	$-	$-	$-	$-	$3,194
Loans collectively evaluated for impairment	68,166	1,305	15,635	5,355	5,129	851	-	96,441
Total loans	$70,920	$1,305	$16,075	$5,355	$5,129	$851	$-	$99,635

June 30, 2012
Loans individually evaluated for impairment	$1,910	$-	$187	$-	$-	$-	$-	$2,097
Loans collectively evaluated for impairment	58,102	717	19,439	4,742	-	-	-	83,000
Total loans	$60,012	$717	$19,626	$4,742	$-	$-	$-	$85,097

At June 30, 2013, there were $802,000 of commercial and industrial nonaccrual loans and no loans contractually delinquent over ninety days and still accruing interest, and at December 31, 2012, there were $190,000 of nonaccrual commercial and industrial loans and one real estate mortgage loan for $259,000 contractually delinquent over ninety days and still accruing interest.

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

The Company’s impaired loans and related allowance are summarized in the following table:

(000's)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2013						Six Months Ended
Commercial and industrial	$2,770	$945	$1,809	$2,754	$121	$2,691	$80
Real estate – mortgage	440	440	-	440	-	448	11
Total	$3,210	$1,385	$1,809	$3,194	$121	$3,139	$91

(000's)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012						Year Ended
Commercial and industrial	$2,484	$985	$1,487	$2,472	$120	$2,151	$107
Real estate – mortgage	453	182	271	453	1	131	34
Total	$2,937	$1,167	$1,758	$2,925	$121	$2,282	$141

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest that would have been recognized for the six months ended June 30, 2013 and 2012 on non-accrual loans if performed in accordance with their original contract terms was not significant.

Restructured loans are considered “trouble debt restructurings” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. There were no troubled debt restructurings during the six months ended June 30, 2013.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three or six months ended June 30, 2013. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of June 30, 2013 and December 31, 2012, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

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

The following summarizes the Company’s internal ratings of its loans:

(000's)	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
June 30, 2013
Commercial and industrial	$67,626	$630	$930	$1,734	$-	$70,920
Consumer installment	1,305	-	-	-	-	1,305
Real estate - mortgage	12,569	897	1,574	1,035	-	16,075
Real estate – construction and land	3,164	1,380	811	-	-	5,355
SBA	5,129	-	-	-	-	5,129
USDA	851	-	-	-	-	851
Total	$90,644	$2,907	$3,315	$2,769	$-	$99,635

December 31, 2012
Commercial and industrial	$63,018	$676	$943	$1,796	$-	$66,433
Consumer installment	829	-	-	-	-	829
Real estate - mortgage	16,325	911	1,585	1,060	-	19,881
Real estate – construction and land	2,997	160	2,139	-	-	5,296
SBA	1,945	-	-	-	-	1,945
Other	12	-	-	-	-	12
Total	$85,126	$1,747	$4,667	$2,856	$-	$94,396

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(000's)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
June 30, 2013
Commercial and industrial	$1,036	$12	$1,048	$69,872	$70,920	$-
Consumer installment	-	-	-	1,305	1,305	-
Real estate – mortgage	-	-	-	16,075	16,075	-
Real estate – construction and land	-	-	-	5,355	5,355	-
SBA	-	-	-	5,129	5,129
USDA	-	-	-	851	851	-
Total	$1,036	$12	$1,048	$98,587	$99,635	$-

December 31, 2012
Commercial and industrial	$1	$-	$1	$66,432	$66,433	$-
Consumer installment	-	-	-	829	829	-
Real estate – mortgage	289	259	548	19,333	19,881	259
Real estate – construction and land	-	-	-	5,296	5,296	-
SBA	-	-	-	1,945	1,945
Other	-	-	-	12	12	-
Total	$290	$259	$549	$93,847	$94,396	$259

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor. No directors or officers have loans with the Company.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at June 30, 2013 and December 31, 2012 were as follows:

(000's)	June 30, 2013	December 31, 2012
Land	$661	$-
Building	1,273	-
Leasehold improvements	929	929
Construction in progress	11	-
Furniture and equipment	2,127	2,007
	5,001	2,936
Less: accumulated depreciation	2,751	2,671
Balance at end of period	$2,250	$265

During the second quarter of 2013, the Bank acquired a two story, 33,000 square foot commercial office building with the intent to re-locate its main office to that location within the next 12 months, at or prior to the termination of the lease covering the Bank’s current main office. The purchased building is located within a quarter mile of the Bank’s current main office. The purchase price was $1.9 million, or approximately $58 per square foot. The building is approximately 64% leased and the Bank anticipates that it will occupy approximately 11,000 square feet of the vacant space. The building will require significant remodeling prior to the Bank’s occupancy. These costs are currently being determined; however, management believes that the Company’s occupancy expense for its main office will be lower on a per square foot basis than the current expense. The Bank’s main branch relocation to the new facility is subject to regulatory approval. The cost of the building is being depreciated over its estimated useful life of 39 years.

On May 1, 2013, the Bank entered into a sub-lease agreement covering its space located at 850 Hwy 114, Southlake, Texas. The term of the sub-lease runs concurrently with the term of the Bank’s primary lease ending on February 28, 2017. The monthly lease payment pursuant to the sub-lease is $5,240. The Bank’s payment under the primary lease is $5,785.

NOTE 7. OTHER REAL ESTATE OWNED AND OTHER ASSETS

Other Real Estate Owned (“OREO”) totaled $874,000 at June 30, 2013 and December 31, 2012. The OREO assets are actively being marketed, and disposal of the assets is anticipated to occur in the next 12 months.

Other assets consisted of the following at June 30, 2013 and December 31, 2012:

(000's)	June 30, 2013	December 31, 2012
Prepaid assets	$216	$692
Accounts receivable – trust fees	901	880
Accrued interest receivable	357	325
Loan servicing rights	246	-
Other	258	5
Total	$1,978	$1,902

During the second quarter of 2013 the Company sold $9.1 million of SBA (7a) loans held for sale and recorded a loan servicing asset of $251,000. The Company has elected to use the amortizing method for the treatment of servicing assets. Amortization expense was $5,000 for the three months ended June 30, 2013. In the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized.

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of June 30, 2013		As of December 31, 2012
Noninterest bearing demand	$12,581	13%	$16,762	21%
Interest bearing demand (NOW)	3,935	4	3,331	4
Money market accounts	30,060	33	23,119	28
Savings accounts	676	1	503	1
Certificates of deposit, $100,000 and greater	41,634	45	32,881	41
Certificates of deposit, less than $100,000	3,549	4	4,078	5
Total	$92,435	100%	$80,674	100%

At June 30, 2013, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2013	$15,038
2014	21,242
2015	7,114
2016	678
2017	585
2018	526
Total	$45,183

NOTE 9. BORROWED FUNDS

The Company had borrowed funds from the Federal Home Loan Bank of Dallas of $13.0 million and $15.0 million as of June 30, 2013 and December 31, 2012, respectively.  The Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $15.9 million secured by commercial loans and securities with collateral values of $7.4 million and $8.5 million, respectively. The Company had one outstanding advance for $13.0 million at June 30, 2013, with a fixed interest rate of 0.14% and maturity date of July 12, 2013. At maturity, we determine our borrowing needs and renew accordingly at varying terms ranging from one to thirty days. The Company had one outstanding advance for $15.0 million at December 31, 2012, with a fixed interest rate of 0.05% and maturity date of January 14, 2013.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $13.7 million, secured by commercial loans and securities with collateral value of $12.7 million and $1.0 million, respectively. There were no outstanding borrowings at the Federal Reserve Bank of Dallas June 30, 2013 or December 31, 2012.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at June 30, 2013 and December 31, 2012:

(000's)	June 30, 2013	December 31, 2012
Trust advisor fees payable	$1,163	$1,117
Incentive compensation	162	147
Audit fees	12	61
Data processing	77	96
Franchise & property taxes	46	37
Interest payable	15	16
Legal	11	17
Other accruals	237	239
Total	$1,723	$1,730

 NOTE 11. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal income tax examination for years before 2009. No federal income tax expense has been recorded for the six months ended June 30, 2013 and 2012 as net operating losses are being used to offset taxable income. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. As of December 31, 2012, the Company had net tax operating loss carry forwards of approximately $3.3 million that will ultimately expire in 2031, if not used. This amount is lower than the losses reflected in the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 12. EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Beginning January 1, 2013, the Company is matching employee contributions. An employee may contribute up to 6% of his or her compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation.  Employer contributions charged to expense for the three and six months ending June 30, 2013 totaled $21,000 and $42,000, respectively.

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

The Plan is administered by the Board of Directors and has a term of 10 years. As of June 30, 2013 and December 31, 2012, options to purchase a total of 210,000 shares of common stock were issued and outstanding with a weighted average exercise price of $9.12. These options vest through May 2015. Outstanding stock options of 27,000 were considered in the diluted earnings per share computations for the three months and six months ended June 30, 2013 and 2012. However, the remaining 183,000 outstanding options and the 96,750 outstanding warrants were not considered in the per share computation because their effect was anti-dilutive.

The Company recorded $3,000 and $9,000 in compensation expense for the three months ended June 30, 2013 and 2012, respectively, and $5,000 and $17,000 in compensation expense for the six months ended June 30, 2013 and 2012, respectively, in connection with the Plan.

The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Plan for the three months ended June 30, 2013:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	210,000	$9.12
Granted	-	-
Exercised	-	-
Expired / forfeited	-	-

Outstanding at end of period	210,000	$9.12
Exercisable at end of period	196,800	$9.56
Available for grant at end of period	39,000

The weighted average remaining contractual life of options outstanding at June 30, 2013 was 3.2 years.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at June 30, 2013, was $49,000 and $29,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2012, was $25,000 and $10,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $3.60 and $2.70 at June 30, 2013 and December 31, 2012, respectively, and the exercise price multiplied by the number of options outstanding. There were no stock options exercised during the six months ended June 30, 2013 or for the year ended December 31, 2012.

NOTE 14. STOCK WARRANTS

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of Company common stock for every $20 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at June 30, 2013. These warrants are exercisable at a price of $10 per share at any time until November 2, 2014. The outstanding warrants were not included in the earnings per share computations for the respective three months and six months ended June 30, 2013 and 2012 because their effect was anti-dilutive.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2013, the Company had commitments to extend credit and standby letters of credit of approximately $14.9 million and $10,000, respectively. At December 31, 2012, the Company had commitments to extend credit and standby letters of credit of approximately $5.6 million and $10,000, respectively. Increase in commitments was due to higher loan production.

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

The Company has four lease agreements, which expire on or before 2017. In addition to the leases for office space, the Company also leases various pieces of office equipment under short-term agreements.  Lease expense for the six months ended June 30, 2013 and 2012 was $131,000 and $139,000, respectively.

The Company is involved in various regulatory inspections, inquiries, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain, and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s regular practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when payment is probable.

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

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2013
Total Capital (to Risk Weighted Assets)	$19,024	18.04%	$8,436	>	8.00%	$10,546	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	17,707	16.79%	4,218	>	4.00%	6,327	>	6.00%

Tier 1 Capital (to Average Assets)	17,707	14.41%	4,916	>	4.00%	6,145	>	5.00%

As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$16,819	17.57%	$7,658	>	8.00%	$9,572	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	15,621	16.32%	3,829	>	4.00%	5,743	>	6.00%

Tier 1 Capital (to Average Assets)	15,621	13.39%	4,668	>	4.00%	5,835	>	5.00%

NOTE 17. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(000's)	June 30, 2013	December 31, 2012
ASSETS

Cash and due from banks	$988	$1,040
Investment in subsidiary	17,587	16,008

Total assets	$18,575	$17,048

LIABILITIES AND CAPITAL

Accounts payable	$-	$21
Capital	18,575	17,027

Total liabilities and capital	$18,575	$17,048

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2013	2012	2013	2012
Equity in income from subsidiary	$1,544	$531	$2,086	$1,085

Noninterest expense:
Professional and administrative	25	63	31	81
Stock based compensation	3	8	5	17
Total noninterest expenses	28	71	36	98

Net income	$1,516	$460	$2,050	$987

 T BANCSHARES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2013	2012	2013	2012
Net Income	$1,516	$460	$2,050	$987
Other comprehensive income:
Securities available for sale:
Change in net unrealized gain (loss) on investment securities available-for-sale	(311)	156	(383)	175

Gain on sale distributed to third party issuer	-	-	(93)	-
Gain on sale included in net income	-	-	(31)	-
Reclassification adjustment for gain on sale	-	-	(124)	-

Total securities available for sale	(311)	156	(507)	175
Comprehensive income	$1,205	$616	$1,543	$1,162

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(000's)	2013	2012
Cash Flows from Operating Activities
Net income	$2,050	$987
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(2,086)	(1,085)
Stock based compensation	5	17
Net change in other assets	-	44
Net change in other liabilities	(21)	-
Net cash provided used in operating activities	(52)	(37)

Cash Flows from Investing Activities
Contribution to Bank	-	(3,000)

Cash Flows from Financing Activities
Net proceeds from rights offering	-	4,000

Net change in cash and due from banks	(52)	963
Cash and due from banks at beginning of period	1,040	97

Cash and due from banks at end of period	$988	$1,060

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2013
Securities available for sale:
U.S. government agencies	$-	$5,841	$-	$5,841
Mortgage-backed securities	-	3,487	-	3,487

As of December 31, 2012
Securities available for sale:
U.S. government agencies	$-	$6,127	$-	$6,127
Mortgage-backed securities	-	3,450	-	3,450

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

Market valuations of our investment securities which are classified as level 2 are provided by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. In accordance with the fair value hierarchy, the market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values.

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2012 to June 30, 2013, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At June 30, 2013, impaired loans with a carrying value of $1.8 million were reduced by specific valuation allowances totaling $121,000 resulting in a net fair value of $1.7 million, based on Level 3 inputs. No additional impairments were recorded for the three months ended June 30, 2013. One commercial loan with balance of $391,000 was added to impaired loans during the first quarter of 2013. At December 31, 2012, impaired loans with a carrying value of $1.8 million were reduced by specific valuation allowances totaling $121,000 resulting in a net fair value of $1.6 million, based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount. During the reported periods, collateral discounts ranged from 0% to 2% for collateral-dependent impaired loans.

The significant unobservable (Level 3) inputs used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, the cash flow discounts ranged from 0% to 25% for cash flow impaired loans.

Our assessment of the significance of a particular input to the Level 3 fair value measurements in their entirety requires judgment and considers factors specific to the assets.  It is reasonably possible that a change in the estimated fair value for instruments measured using Level 3 inputs could occur in the future.

Loans held for sale include the guaranteed portion of SBA and USDA loans and are reported at the lower of cost or estimated fair value. Fair value for SBA and USDA loans is based on market indications available in the market. There were no impairments reported for the periods presented.

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

The following table presents foreclosed assets that were re-measured subsequent to their initial transfer to other real estate owned from loans and reported at fair value:

	Six Months Ended June 30,
	2013	2012
Carrying value of other real estate owned prior to re-measurement	$874	$996
Write-downs included in other non-interest expense	-	(14)
Fair value	$874	$982

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

In connection with the sale of $9.1 million in loans during the second quarter of 2013, the Company recorded a servicing asset of $251,000 and has elected to use the amortizing method for the treatment of servicing. Loan servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. For the asset recorded in the second quarter of 2013, the discount rate ranged from 7.5% to 9.5% and the combined prepayment and default rate used was 9%.

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	June 30, 2013
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$7,310	$7,310
Level 2 inputs:
Securities, restricted	1,074	1,074
Loans held for sale	5,153	5,748
Loans, net	97,766	98,418
Accrued interest receivable	357	357
Level 3 inputs:
Servicing asset (included in other assets)	246	246
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	12,581	12,581
Level 2 inputs:
Interest bearing deposits	79,854	79,862
Borrowed funds	13,000	13,000
Accrued interest payable	15	15

	December 31, 2012
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$6,828	$6,828
Level 2 inputs:
Securities, restricted	1,124	1,124
Loans held for sale	1,305	1,448
Loans, net	92,556	94,325
Accrued interest receivable	325	325
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	16,762	16,762
Level 2 inputs:
Interest bearing deposits	63,912	64,073
Borrowed funds	15,000	15,000
Accrued interest payable	16	16

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of June 30, 2013 and December 31, 2012, and our consolidated results of operations for the three and six months ended June 30, 2013 and 2012. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	if we fail to retain our trust customers, our non-interest income could be adversely affected;

•	we face substantial competition in our primary market area;

•	our ability to successfully launch and manage our new SBA lending program;

•	if we fail to sustain attractive investment returns to our trust customers, our growth and profitability in our trust services could be adversely affected;

•	we have a significant dental industry loan concentration in which economic or regulatory changes could adversely affect the ability of those customers to fulfill their loan obligations;

•	we compete in an industry that continually experiences technological change, and we may not be able to compete effectively with other banking institutions with greater resources;

•	the Bank’s current legally mandated lending limits are lower than those of our competitors, which may impair our ability to attract borrowers;

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

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal markets include North Dallas, Addison, Plano, Frisco, Southlake and the neighboring Texas communities. As of June 30, 2013, we had, on a consolidated basis, total assets of $125.7 million, net loans of $102.9 million, total deposits of $92.4 million, and shareholders’ equity of $18.6 million. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas and a branch office at 8100 North Dallas Parkway, Plano, Texas as well as loan production offices serving the Phoenix, Arizona, Denver, Colorado, Portland, Oregon and Youngstown, Florida markets staffed by experienced bankers with significant experience in the origination, administration, and servicing of loans pursuant to programs promulgated by the Small Business Administration (“SBA”) and the United States Department of Agriculture (“USDA”) . The SBA has approved the Bank as a Preferred Lender Participant (“PLP”) in their program.

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank. The Bank opened for business on November 2, 2004.

The following discussion focuses on our financial condition at June 30, 2013 and December 31, 2012, and our results of operations for the three and six months ended June 30, 2013 and 2012.

Recent Developments

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

Results of Operations

Key Performance Indicators at June 30, 2013

The following were key indicators of our performance and results of operations through the first two quarters of 2013:

•	total assets were $125.7 million at the end of the second quarter of 2013, representing an increase of $11.3 million, or 9.9%, from $114.4 million at the end of 2012;

•
total loans held for investment, net of allowance for loan losses and deferred loan fees, increased $5.2 million, or 5.6%, to $97.8 million at the end of the second quarter of 2013, compared to $92.6 million at the end of 2012;

•
total loans held for sale, which consist primarily of the guaranteed portion of SBA 7(a) loans and USDA loans, increased $3.9 million, or 300.0%, to $5.2 million at the end of the first quarter of 2013, compared to $1.3 million at the end of 2012;

•	total deposits increased $11.7 million, or 14.5%, to $92.4 million at the end of the second quarter of 2013, compared to $80.7 million at the end of 2012;
•
net income was $1.5 million for the three months ended June 30, 2013, compared to $460,000 for the same period in the prior year. Net income was $2.1 million for the six months ended June 30, 2013, compared to $987,000 for the same period in the prior year.  The Bank recorded a gain on sale of loans of $1.1 million in the second quarter of 2013.

•
return on average assets was 4.93% and 3.40% for the three and six months ended June 30, 2013, respectively, compared to 1.86% and 2.00% for the same periods in 2012. Return on average equity was 34.60% and 24.28%  for the three and six months ended June 30, 2013, respectively, compared to 12.78% and 15.60% for the same periods in 2012;

•
total revenue increased $2.2 million, or 29.7%, to $9.6 million for the six months ended June 30, 2013, compared to $7.4 million for the same period in the prior year, and increased $1.7 million, or 46.0% to $5.4 million for the three months ended June 30, 2013, compared to $3.7 million for the same period in the prior year; and

•	Tier 1 capital to average assets and total capital ratios for the Bank at June 30, 2013 were 14.41% and 18.04%, respectively, compared to 13.39% and 17.57% at December 31, 2012.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three and six months ended June 30, 2013 and June 30, 2012.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended June 30,
	2013			2012
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve (1)	$100,590	$1,520	6.1%	$80,249	$1,385	6.9%
Federal funds sold	463	-	0.2%	310	-	0.2%
Securities and other	17,472	65	1.5%	14,493	65	1.8%
Total earning assets	118,525	1,585	5.4%	95,052	1,450	6.1%
Cash and other assets	4,504			3,894
Total assets	$123,029			$98,946

Interest-bearing liabilities
NOW accounts	$3,170	2	0.2%	$3,713	3	0.3%
Money market accounts	27,632	32	0.5%	26,540	37	0.6%
Savings accounts	693	1	0.5%	365	-	0.5%
Certificates of deposit less than $100,000	3,587	11	1.2%	5,339	30	2.3%
Certificates of deposit $100,000 or greater	41,964	75	0.7%	29,449	139	1.9%
Total interest bearing deposits	77,046	121	0.6%	65,406	209	1.3%
Borrowed funds	13,011	4	0.1%	3,661	1	0.1%
Total interest bearing liabilities	90,057	125	0.6%	69,067	210	1.2%
Noninterest bearing deposits	14,220			14,550
Other liabilities	1,226			943
Shareholders’ equity	17,526			14,386
Total liabilities and shareholders’ equity	$123,029			$98,946

Net interest income		1,460			1,240
Net interest spread			4.8%			4.9%
Net interest margin			4.9%			5.2%

Provision (credit) for loan loss		-			(137)
Non-interest income		3,778			2,206
Non-interest expense		3,722			3,123
Income before income taxes		1,516			460
Income taxes expense (benefit)		-			-
Net income		$1,516			$460

Earnings per share		$0.38			$0.11
Return on average equity		34.60%			12.79%
Return on average assets		4.93%			1.86%
Equity to assets ratio		14.25%			14.54%

(1)	Includes nonaccrual loans

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Six Months Ended June 30,
	2013			2012
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve (1)	$99,951	$3,117	6.3%	$80,705	$2,821	7.0%
Federal funds sold	433	-	0.2%	261	-	0.2%
Securities and other	16,494	138	1.7%	13,533	119	1.8%
Total earning assets	116,878	3,255	5.6%	94,499	2,940	6.2%
Cash and other assets	3,861			4,257
Total assets	$120,739			$98,756

Interest-bearing liabilities
NOW accounts	$3,013	3	0.2%	$3,475	5	0.3%
Money market accounts	26,850	63	0.5%	26,881	74	0.6%
Savings accounts	651	2	0.5%	360	1	0.5%
Certificates of deposit less than $100,000	3,752	23	1.3%	5,883	72	2.5%
Certificates of deposit $100,000 or greater	39,715	148	0.8%	29,111	309	2.1%
Total interest bearing deposits	73,981	239	0.7%	65,710	461	1.4%
Borrowed funds	14,044	8	0.1%	5,962	4	0.1%
Total interest bearing liabilities	88,025	247	0.6%	71,672	465	1.3%
Noninterest bearing deposits	14,630			13,454
Other liabilities	1,194			973
Shareholders’ equity	16,890			12,657
Total liabilities and shareholders’ equity	$120,739			$98,756

Net interest income		3,008			2,475
Net interest spread			5.0%			4.9%
Net interest margin			5.2%			5.2%

Provision (credit) for loan loss		-			(240)
Non-interest income		6,391			4,436
Non-interest expense		7,349			6,164
Income before income taxes		2,050			987
Income taxes expense (benefit)		-			-
Net income		$2,050			$987

Earnings per share		$0.51			$0.31
Return on average equity		24.28%			15.60%
Return on average assets		3.40%			2.00%
Equity to assets ratio		13.99%			12.82%

(1)	Includes nonaccrual loans

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

The following tables present the changes in net interest income and identifies the changes due to differences in the average volume of earning assets and interest–bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Total Change
Securities and other	(11)	11	-
Loans, net of reserve (1)	(172)	307	135

Total earning assets	(183)	318	135

NOW	(1)	-	(1)
Money market	(6)	1	(5)
Savings	-	1	1
Certificates of deposit $100,000 or less	(14)	(5)	(19)
Certificates of deposit $100,000 or more	(86)	22	(64)
Borrowed funds	-	3	3

Total interest-bearing liabilities	(107)	22	(85)

Changes in net interest income	$(76)	$296	$220

(1)	Average loans include non-accrual.

	Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Total Change
Securities and other	(6)	25	19
Loans, net of reserve (1)	(304)	600	296

Total earning assets	(310)	625	315

NOW	(2)	-	(2)
Money market	(11)	-	(11)
Savings	-	1	1
Certificates of deposit $100,000 or less	(35)	(14)	(49)
Certificates of deposit $100,000 or more	(200)	39	(161)
Borrowed funds	(1)	5	4

Total interest-bearing liabilities	(249)	31	(218)

Changes in net interest income	$(61)	$594	$533

(1)	Average loans include non-accrual.

Net interest income for the three months ended June 30, 2013 increased $220,000, or 17.7%, compared to the same period in the prior year. The increase was primarily due to increase in loan volume and lower cost of deposits, partially offset by lower yields earned on loans.

Total interest income for the three months ended June 30, 2013 increased $135,000, or 9.3%, compared to the same period in the prior year. Average interest-earning asset volume increased $23.4 million, or 24.6%, to $118.5 for the three months ended June 30, 2013, compared to $95.1 million for the same period in the prior year, primarily due to the increase in the loan portfolio. The average interest yield of earning assets decreased to 5.4%, or 11.5%, for the three months ended June 30, 2013, compared to 6.1% for the same period in the prior year.

Total interest expense for the three months ended June 30, 2013 decreased $85,000, or 40.5%, compared to same period in the prior year. The average cost of funds for interest-bearing liabilities decreased to 0.6%, or 50.0%, for the three months ended June 30, 2013, compared to 1.2% for same period in the prior year. Average volume of interest-bearing liabilities increased $21.0 million, or 30.4%, to $90.1 million for the three months ended June 30, 2013, compared to $69.1 million for the same period in 2012. Average interest-bearing deposits increased $11.6 million, or 17.7%, to $77.0 million for the three months ended June 30, 2013, compared to $65.4 million for the same period in the prior year. Average borrowed funds increased $9.3 million, or 251.3%, to $13.0 million for the three months ended June 30, 2013, compared to $3.7 million for the same period in the prior year. The increase is a result of the attractive borrowing rates offered by the Federal Home Loan Bank versus other sources of liquidity available to the Bank.

Net interest income for the six months ended June 30, 2013 increased $533,000, or 21.5%, compared to the same period in the prior year. The increase was primarily due to increase in loan volume and lower cost of deposits, partially offset by lower yields earned on loans.

Total interest income for the six months ended June 30, 2013 increased $315,000, or 10.7%, compared to the same period in the prior year. Average interest-earning asset volume increased $22.4 million, or 23.7%, to $116.9 for the six months ended June 30, 2013, compared to $94.5 million for the same period in the prior year, primarily due to the increase in the loan portfolio. The average interest yield of earning assets decreased to 5.6%, or 9.7%, for the six months ended June 30, 2013, compared to 6.2% for the same period in the prior year.

Total interest expense for the six months ended June 30, 2013 decreased $218,000, or 46.9%, compared to same period in the prior year. The average cost of funds for interest-bearing liabilities decreased to 0.6%, or 53.8%, for the six months ended June 30, 2013, compared to 1.3% for same period in the prior year. Average volume of interest-bearing liabilities increased $16.3 million, or 22.7%, to $88.0 million for the six months ended June 30, 2013, compared to $71.7 million for the same period in 2012. Average interest-bearing deposits increased $8.3 million, or 12.6%, to $74.0 million for the six months ended June 30, 2013, compared to $65.7 million for the same period in the prior year. Average borrowed funds increased $8.0 million, or 133.3%, to $14.0 million for the six months ended June 30, 2013, compared to $6.0 million for the same period in the prior year.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

We did not record a provision for loan loss for the three and six months ended June 30, 2013, compared to a net credit of $137,000 and $240,000 for the three and six months ended June 30, 2012, respectively. We had no charge-offs for the three months ended June 30, 2013 and 2012. We had recoveries of $1,500 and $17,000 for the three months ended June 30, 2013 and 2012, respectively. We had one small charge off of $300 and recoveries of $3,000 during the six months ended June 30, 2013, compared to charge-offs of $24,000 and recoveries of $175,000 for the same period in the prior year.

Non-interest Income

Non-interest income was primarily attributable to fee income generated by the Company for trust services and gain on sale of loans.

Total non-interest income increased $1.5 million, or 71.3%, to $3.8 million for the three months ended June 30, 2013, compared to the same period in the prior year. The increase was due to gain on sale of loans of $1.1 million during the second quarter of 2013.

Trust income is earned on the value of managed and non-managed assets held in custody. Trust income increased $485,000, or 22.5%, to $2.6 million for the three months ended June 30, 2013, compared to $2.2 million for the same period in the prior year. Approximately $225,000 of the increase is due to the additional 10 basis point fee assessed to the common trust funds managed by the Bank that commenced in December, 2012 with the remaining increase a result of improvements in market values of assets in trust accounts during the second quarter of 2013.

During the second quarter of 2013 the Bank sold $9.1 million of loans held for sale resulting in a gain on sale of loans of $1.1 million during the three months ended June 30, 2013.

Service fees and other income increased $27,000, or 57.4%, to $74,000 for the three months ended June 30, 2013, compared to $47,000, for the same period in the prior year. The increase was due to $59,000 for rent income received on the building purchased during the second quarter of 2013, offset by $30,000 gain on sale of other real estate during the second quarter of 2012.

Total non-interest income increased $2.0 million, or 44.1%, to $6.4 million for the six months ended June 30, 2013, compared to the same period in the prior year. The increase was due to gain on sale of loans of $1.1 million during the second quarter of 2013, and increase in trust income.

Trust income increased $878,000, or 20.3%, to $5.2 million for the six months ended June 30, 2013, compared to $4.3 million for the same period in the prior year. Approximately $438,000 of the increase is due to the additional 10 basis point fee assessed to the common trust funds managed by the Bank that commenced in December, 2012 with the remaining increase a result of improvements in market values of assets in trust accounts during the first two quarters of 2013.

Gain on sale of securities increased $31,000 for the six months ended June 30, 2013. The Company sold available-for-sale securities and recorded a gain of $31,000 during the first quarter of 2013. There were no sales of securities for the same period in the prior year.

Service fees and other income decreased $14,000, or 13.1%, to $93,000 for the six months ended June 30, 2013, compared to $107,000, for the same period in the prior year. The decrease was primarily due to$69,000 gain on sale of other real estate recorded for the six months ended June 30, 2012, offset by $59,000 rental income recorded for the six months ended June 30, 2013. There were no sales of other real estate during the first two quarters of 2013, and we had no rental income for the first two quarters of 2012.

Non-interest Expense

For the three months ended June 30, 2013, total  non-interest expense increased $599,000, or 19.2%, to $3.7 million , compared to $3.1 million for the same period in the prior year.

Salaries and employee benefits increased $253,000, or 38.3%, to $914,000 for the three months ended June 30, 2013, compared to $661,000 for the same period in the prior year. The increase is primarily due to the addition of the SBA lending group during the fourth quarter of 2012, and to an increase in incentive compensation expense accrual.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment. For the three months ended June 30, 2013, occupancy and equipment expense decreased $2,000, or 0.9%, to $232,000, compared to $234,000 for the same period in the prior year.

Trust expenses are advisory fees paid to a fund advisor to advise the Bank on the common trust funds managed by the Bank and are based on the value of the assets held in custody. For the three months ended June 30, 2013, trust expenses increased $211,000, or 11.4%, to $2.1 million, compared to $1.9 million for the same period in the prior year. The increase is related to improvements in market values of the assets during the second quarter of 2013.

Professional fees increased $19,000, or 14.5%, to $150,000 for the three months ended June 30, 2013, compared to $131,000 for the same period in the prior year.

Data processing fees increased $113,000, or 179.4%, to $176,000 for the three months ended June 30, 2013, compared to $63,000 for the same period in the prior year. The increase was primarily attributable to higher monthly costs of a new trust accounting system with upgraded features to provide enhanced services to our trust customers. The improved system was implemented during the fourth quarter of 2012.

Other expenses increased $5,000, or 2.8%, to $183,000 for the three months ended June 30, 2013, compared to $178,000 for the same period in the prior year.

For the six months ended June 30, 2013, total non-interest expense increased $1.1 million, or 17.7%, to $7.3 million, compared to $6.2 million for the same period in the prior year.

Salaries and employee benefits increased $514,000, or 39.3%, to $1.8 million for the six months ended June 30, 2013, compared to $1.3 million for the same period in the prior year. The increase is primarily due to the addition of the SBA lending group during the fourth quarter of 2012, and to an increase in incentive compensation expense accrual.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment. For the six months ended June 30, 2013, occupancy and equipment expense decreased $7,000, or 1.5%, to $451,000, compared to $458,000 for the same period in the prior year.

Trust expenses are advisory fees paid to a fund advisor to advise the Bank on the common trust funds managed by the Bank and are based on the value of the assets held in custody. For the six months ended June 30, 2013, trust expenses increased $389,000, or 10.7%, to $4.0 million, compared to $3.6 million for the same period in the prior year. The increase is related to improvements in market values of the assets during the first two quarters of 2013.

Professional fees increased $1,000, or 0.4%, to $248,000 for the six months ended June 30, 2013, compared to $247,000 for the same period in the prior year.

Data processing fees increased $258,000, or 201.6%, to $386,000 for the six months ended June 30, 2013, compared to $128,000 for the same period in the prior year. The increase was primarily attributable to higher monthly costs of a new trust accounting system with upgraded features to provide enhanced services to our trust customers. The improved system was implemented during the fourth quarter of 2012.

Other expenses increased $30,000, or 8.0%, to $412,000 for the six months ended June 30, 2013, compared to $382,000 for the same period in the prior year.

Income Taxes

No federal income tax expense was recorded for the three and six months ended June 30, 2013 and 2012, due to available operating losses to offset taxable income. The Company has determined that the federal tax benefit of these losses has a valuation allowance equal to the benefit. Cumulative net operating loss available to carry forward for tax purposes is approximately $3.3 million as of December 31, 2012.

Financial Condition

Our total assets as of June 30, 2013 increased $11.3 million to $125.7 million, compared to $114.4 million as of December 31, 2012, primarily as a result of increase in total loans. Net loans increased $9.0 million, or 9.6%, to $102.9 million as of June 30, 2013, compared to $93.9 million as of December 31, 2012.  The increase was primarily due to origination of SBA loans, and was funded by an increase in certificate of deposits. Total deposits were $92.4 million as of June 30, 2013, compared to $80.7 million as of December 31, 2012. As of June 30, 2013, shareholders’ equity was $18.6 million, compared to $17.0 million as of December 31, 2012.

Cash and Due From Banks

Cash and due from banks decreased $528,000 to $1.3 million as of June 30, 2013, compared to $1.8 million as of December 31, 2012. The reduction is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits increased $893,000 to $5.6 million as of June 30, 2013, compared to $4.7 million as of December 31, 2012. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of June 30, 2013 and December 31, 2012, the Bank held Federal Reserve Bank of Dallas stock of $480,250 and $458,700, respectively, and Federal Home Loan Bank of Dallas stock in the amount of $593,900 and $664,800, respectively. As of June 30, 2013 and December 31, 2012, we had government agency securities with amortized cost of $5.9 million and fair value of $5.8 million.  We also had mortgage-backed securities with amortized cost and fair value of $3.5 million as of June 30, 2013, and amortized cost of $3.2 million and fair value of $3.5 million as of December 31, 2012.

At June 30, 2013 and December 31, 2012, securities with market value of $7.7 million and $8.5 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas, and securities with market value of $669,000 and $63,000, respectively, were pledged against trust deposit balances held at the Bank. One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at June 30, 2013 and December 31, 2012 with market values of $942,000 and $1.0 million, respectively.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(000's)	June 30, 2013	December 31, 2012
Commercial and industrial	$70,920	$66,433
Consumer installment	1,305	829
Real estate — mortgage	16,075	19,881
Real estate — construction and land	5,355	5,296
SBA:
SBA 7(a) unguaranteed portion	2,661	258
SBA 504	2,468	1,687
USDA	851	-
Other	-	12
Gross Loans	99,635	94,396
Less:
Allowance for loan losses	1,341	1,338
Net deferred loan fees	1	73
Discount on loans	527	429
Net loans	$97,766	$92,556

As of June 30, 2013 and December 31, 2012, total loans held for investment were $97.8 million and $92.6 million, respectively. Total loans, net of deferred fees, discount and reserves as a percentage of total assets were 77.8% as of June 30, 2013 and 80.9% as of December 31, 2012.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of June 30, 2013 and December 31, 2012, commercial loans totaled $70.9 million and $66.4 million, respectively, representing approximately 71.2% and 70.4% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of June 30, 2013 and December 31, 2012, consumer loans totaled $1.3 million and $829,000, respectively, approximately 1.3% and 0.9% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At June 30, 2013 and December 31, 2012, real estate loans totaled $21.4 million and $25.2 million, respectively, approximately 21.5% and 26.7% of our total loans, respectively.

Our SBA loan portfolio consists of loans guaranteed by the Small Business Administration (“SBA 7(a)”) and conventional loans promulgated under the SBA’s 504 loan program which serve the small business community. The SBA 7(a) loans are generally guaranteed by the SBA up to 75% of the principal balance. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. The Company records the guaranteed portion of the loans as held for sale. As of June 30, 2013 and December 31, 2012, SBA loans held for investment totaled $5.1 million and $1.9 million, representing approximately 5.2% and 2.0% of our total funded loans, respectively. As of June 30, 2013 and December 31, 2012, SBA 7(a) loans held for sale totaled $1.8 million and $1.3 million, respectively.

Our USDA loan portfolio consists of loans guaranteed by the USDA which serve rural areas. USDA loans are guaranteed up to 90% of the principal balance. As of June 30, 2013, USDA loans held for investment totaled $851,000, representing approximately 0.9% of our total funded loans. As of June 30, 2013, USDA loans held for sale totaled $3.4 million. The Company had no USDA loans as of December 31, 2012.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of June 30, 2013, our commercial loan and real estate loan portfolio included $64.1 million of loans, approximately 64.4% of our total funded loans held for investment, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of June 30, 2013:

	As of June 30, 2013
		Over 1 Year through 5 Years		Over 5 Years
(000's)bb	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial (1)	$4,221	$12,922	$19,226	$33,187	$1,364	$70,920
Consumer installment	907	338	-	60	-	1,305
Real estate — mortgage	4,897	4,880	4,553	(57)	1,802	16,075
Real estate — construction and land	4,173	374	808	-	-	5,355
SBA 7(a)	2,661	-	-	-	-	2,661
SBA 504	1,519	-	949	-	-	2,468
USDA	-	-	851	-	-	851
Other	-	-	-	-	-	-
Total	$18,378	$18,514	$26,387	$33,190	$3,166	$99,635

(1)	Includes nonaccrual and other loans at June 30, 2013.

Non-performing Assets and Restructured Loans

Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of June 30, 2013, we had no loans 90 days or more past due and still accruing interest, $802,000 in loans on non-accrual status and $874,000 in OREO. At December 31, 2012, we had one loan of $259,000 which was 90 days or more past due and still accruing interest, $190,000 in loans on non-accrual status and $874,000 in OREO.  Total non-performing assets as of June 30, 2013 was $1.7 million, an increase of $353,000, or 30.7%, compared to $1.3 million as of December 31, 2012. The increase was due to $612,000 increase in nonaccrual loans, partially offset by a $259,000 decrease in loans past due 90 days.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the non-performing asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “pass-watch” are those loans that have been determined to require enhanced monitoring for potential weaknesses which require further investigation. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on non-accrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At June 30, 2013, the Company had $2.9 million in pass-watch loans, $3.3 million in special mention loans, $2.8 million in substandard loans and no doubtful loans. At December 31, 2012, the Company had $1.7 million in pass-watch loans, $4.7 million in special mention loans, $2.9 million in substandard loans and no doubtful loans.

The following table sets forth certain information regarding non-accrual loans by type, loans past due 90 days and accruing, other real estate owned and restructured loans accruing as of the dates indicated:

	June 30, 2013		December 31, 2012
(000's, except percentages):	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets

Commercial and industrial	$802	0.64%	$190	0.17%
Total non-accrual loans	802	0.64%	190	0.17%
Loans past due 90 days and accruing	-	-%	259	0.23%
Other real estate owned	874	0.70%	874	0.76%
Total non-performing assets	$1,676	1.33%	$1,323	1.16%
Restructured loans accruing	$1,684	1.34%	$1,758	1.54%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $91,000 during the six months ended June 30, 2013 and 2012. Interest not recognized on impaired loans during the six months ended June 30, 2013 and 2012 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.3 million, or 1.3% of total funded loans at June 30, 2013, and $1.3 million, or 1.4% of total funded loans at December 31, 2012.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had one small charge-off of $300 and recoveries of $3,000 during the six months ended June 30, 2013. During the six months ended June 30, 2012, we had charge-offs of $24,000 and recoveries of $175,000.

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

(000's)	As of June 30, 2013		As of December 31, 2012
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$960	71.6%	$1,007	75.3%
Consumer installment	17	1.3	12	0.9
Real estate — mortgage	200	14.9	259	19.3
Real estate — construction and land	69	5.1	60	4.5
SBA	65	4.9	-	-
USDA	17	1.3	-	-
Unallocated	13	0.9	-	-
Total allowance for loan losses	$1,341	100.0%	$1,338	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $2.3 million as of June 30, 2013 and $265,000 at December 31, 2012.

Deposits

Deposits are our primary source of funding. Total deposits at June 30, 2013 and December 31, 2012 were $92.4 million and $80.7 million, respectively.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,
(000's)	2013			2012
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$14,630	16.5%	0.0%	$13,454	17.0%	0.0%
NOW accounts	3,013	3.5	0.2	3,475	4.4	0.3
Money market accounts	26,850	30.3	0.5	26,881	34.0	0.6
Savings accounts	651	0.7	0.5	360	0.4	0.5
Certificates of deposit, less than $100,000	3,752	4.2	1.3	5,883	7.4	2.5
Certificates of deposit, $100,000 or greater	39,715	44.8	0.8	29,111	36.8	2.1
Total deposits	$88,611	100.00%	0.5%	$79,164	100.00%	1.2%

The average volume of noninterest-bearing deposits increased $1.2 million for the six months ended June 30, 2013, compared to the same period in 2012. The average volume of certificates of deposits increased $8.5 million for the six months ended June 30, 2013, compared to the same period in 2012.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	June 30, 2013	December 31, 2012
Three months or less	$7,321	$8,800
Over three months through six months	6,782	5,110
Over six months through twelve months	17,651	11,726
Over twelve months	9,880	7,245

Total	$41,634	$32,881

Shareholders’ Equity

As of June 30, 2013, shareholders’ equity increased to $18.6 million, from $17.0 million as of December 31, 2012.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at June 30, 2013. See Note 15 to the financial statements included in this report. Additional liquidity is also provided through the Bank’s lines of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of June 30, 2013, our established credit line with the Federal Home Loan Bank of Dallas was $15.9 million, or 12.7% of assets, of which $13.0 million was utilized. As of June 30, 2013, our established credit line with the Federal Reserve Bank of Dallas was $13.7 million, or 10.9% of assets, none of which was utilized. Additionally, we serve as trustee or custodian for $48.5 million in cash deposits held at BlackRock, Inc. in a money market fund, of which approximately $36.4 million could be held at the Bank in deposit accounts fully insured by the FDIC.

Capital Resources and Capital Adequacy Requirements
The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, tier 1 capital to risk-weighted assets of 4.00%, and tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. As of June 30, 2013, the Bank’s total capital to risk weighted assets ratio was 18.04%, and the Bank’s tier 1 capital to average assets ratio was 14.41%.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2013
Total Capital (to Risk Weighted Assets)	$19,024	18.04%	$8,436	>	8.00%	$10,546	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	17,707	16.79%	4,218	>	4.00%	6,327	>	6.00%

Tier 1 Capital (to Average Assets)	17,707	14.41%	4,916	>	4.00%	6,145	>	5.00%

As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$16,819	17.57%	$7,658	>	8.00%	$9,572	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	15,621	16.32%	3,829	>	4.00%	5,743	>	6.00%

Tier 1 Capital (to Average Assets)	15,621	13.39%	4,668	>	4.00%	5,835	>	5.00%

On July 2, 2013, the Federal Reserve, and on July 9, 2013, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in the capital rules and to address relevant provisions of the Dodd-Frank Act.

The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule emphasizes common equity tier 1 (“CET1”) capital and implements strict eligibility criteria for regulatory capital instruments while also modifying the methodology for calculating risk-weighted assets to enhance risk sensitivity. The final rule also increases capital ratios for all banking organizations and introduces a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers.

More specifically, under the final rule, all banking organizations are required to maintain capital ratios including: (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a leverage ratio of 4.0%.

In addition, the final rule permits banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 to include in their tier 1 capital on a permanent basis trust preferred securities and cumulative perpetual preferred stock issued and included in tier 1 capital prior to May 19, 2010, without any phase out. Although community banks must generally begin complying with the final rules on January 1, 2015, management believes that, as of June 30, 2013, the Company would satisfy the higher capital ratios imposed by Basel III.

The above BASEL III capital ratio requirements as applicable to the Bank after the full phase-in period are summarized in the table below. (1)

	BASEL III Minimum for Capital Adequacy Purposes	BASEL III Additional Capital Conservation Buffer	BASEL III Ratio with Capital Conservation Buffer
Total Capital (to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Capital (to risk weighted assets)	6.0%	2.5%	8.5%
Tier 1 Capital (to average assets) or Leverage ratio	4.0%	—%	4.0%
Common Equity Tier 1 (to risk weighted assets)	4.5%	2.5%	7.0%

(1) Because the BASEL III final rules modify the methodology for calculating risk-weighted assets and the deduction and adjustment to capital, the ratios above may not be comparable to the current applicable regulatory requirements, or the Company's actual capital ratios, as of June 30, 2013.

Liquidity Management

At June 30, 2013, the Company (excluding the Bank) had approximately $1.0 million in cash. These funds can be used for Company operations, investment and for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated.

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

At June 30, 2013, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $14.9 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $34.2 million at June 30, 2013.

The Bank’s significant contractual obligations and other potential funding needs at June 30, 2013 consist of:

	As of June 30, 2013
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$248	$139	$41	$-

Certificates of deposit	$34,185	$9,773	$1,225	$-

As of June 30, 2013, the Bank had cash and cash equivalents of $7.3 million, or 5.8% of total assets, and loans held for sale of $5.2 million, or 4.1% of total assets. Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of June 30, 2013, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $15.9 million or 12.7% of assets, of which $13.0 million was utilized at June 30, 2013.  The established credit line with the Federal Reserve Bank of Dallas was $13.7 million, or 10.9% of assets, none of which was utilized at June 30, 2013.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of June 30, 2013, the loan to deposit ratio was 105.8%. Total trust custodial cash available to the Bank as of June 30, 2013 was approximately $34.6 million. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 36.5% of total assets as of June 30, 2013. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

T BANCSHARES, INC.

Date: August 14, 2013	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer