Form 10-Q
period 2013-09-30
T Bancshares, Inc.
filed 2013-11-14
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock as of November 14, 2013 was 4,021,932 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(000's) except share data	September 30, 2013	December 31, 2012
	(unaudited)

ASSETS

Cash and due from banks	$1,201	$1,795
Interest-bearing deposits	4,009	4,706
Federal funds sold	44	327
Total cash and cash equivalents	5,254	6,828

Securities available for sale at estimated fair value	9,507	9,577
Securities, restricted at cost	1,259	1,124
Loans held for sale	5,772	1,305
Loans, net of allowance for loan losses of $1,627 and $1,338, respectively	104,655	92,556
Bank premises and equipment, net	2,295	265
Other real estate owned	874	874
Other assets	2,143	1,902
Total assets	$131,759	$114,431

LIABILITIES

Demand deposits:
Noninterest-bearing	$13,246	$16,762
Interest-bearing	33,326	26,953
Time deposits $100 and over	43,575	32,881
Other time deposits	3,789	4,078
Total deposits	93,936	80,674

Borrowed funds	16,700	15,000
Other liabilities	1,991	1,730
Total liabilities	112,627	97,404

SHAREHOLDERS’ EQUITY

Common stock, $0.01 par value; 10,000,000 shares authorized; 4,021,932 shares issued and outstanding	40	40
Additional paid-in capital	22,629	22,622
Retained deficit	(3,291)	(6,022)
Accumulated other comprehensive income (loss)	(246)	387
Total shareholders' equity	19,132	17,027
Total liabilities and shareholders' equity	$131,759	$114,431

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(000's) except per share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income

Loan, including fees	$1,630	$1,458	$4,747	$4,279
Securities	63	67	193	180
Federal funds sold	-	-	1	1
Interest-bearing deposits	4	3	11	9
Total interest income	1,697	1,528	4,952	4,469

Interest Expense

Deposits	130	178	369	640
Borrowed funds	4	3	12	7
Total interest expense	134	181	381	647

Net interest income	1,563	1,347	4,571	3,822
Provision (credit) for loan losses	284	60	284	(180)

Net interest income after credit for loan losses	1,279	1,287	4,287	4,002

Noninterest Income

Trust income	2,721	2,185	7,928	6,514
Gain on sale of loans	450	-	1,509	-
Service fees and other income	21	17	55	124
Rental income	66	-	125	-
Gain on sale of securities	-	-	31	-
Total noninterest income	3,258	2,202	9,648	6,638

Noninterest Expense

Salaries and employee benefits	932	647	2,755	1,954
Occupancy and equipment	285	234	735	692
Trust expenses	2,178	1,864	6,208	5,504
Professional fees	101	83	349	331
Data processing	206	64	591	193
Other	154	158	566	540
Total noninterest expense	3,856	3,050	11,204	9,214

Net Income	$681	$439	$2,731	$1,426

Earnings per common share:
Basic	0.17	0.11	0.68	0.41
Diluted	0.17	0.11	0.68	0.41

Weighted average common shares outstanding	4,021,932	4,021,932	4,021,932	3,459,958
Weighted average diluted shares outstanding	4,032,096	4,026,910	4,031,210	3,462,958

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2013	2012	2013	2012

Net Income	$681	$439	$2,731	$1,426
Other comprehensive income (loss):
Securities available for sale:
Change in net unrealized gain (loss) on investment securities available-for-sale	(126)	62	(509)	237

Gain on sale distributed to third party issuer	-	-	(93)	-
Gain on sale included in net income	-	-	(31)	-
Reclassification adjustment for gain on sale	-	-	(124)	-

Total securities available for sale	(126)	62	(633)	237
Comprehensive income	$555	$501	$2,098	$1,663

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2012	$19	$18,616	$(8,103)	$118	$10,650

Net income - YTD			1,426		1,426
Other comprehensive income				237	237
Net proceeds from rights offering and limited public offering	21	3,979			4,000
Stock based compensation		24			24
BALANCE, September 30, 2012	$40	$22,619	$(6,677)	$355	$16,337

BALANCE, January 1, 2013	$40	$22,622	$(6,022)	$387	$17,027

Net income — YTD			2,731		2,731
Other comprehensive loss				(633)	(633)
Stock based compensation		7			7
BALANCE, September 30, 2013	$40	$22,629	$(3,291)	$(246)	$19,132

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(000's)	2013	2012
Cash Flows from Operating Activities
Net income	$2,731	$1,426
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	284	(180)
Depreciation and amortization	129	104
Accretion of discount on loans	(88)	-
Net amortization of securities	37	34
Impairment of other real estate owned	-	14
Net gain on sale of securities	(31)	-
Gain on sale of other real estate owned	-	(70)
Origination of loans held for sale	(19,454)	-
Principal payments of loans held for sale	16,184	-
Stock based compensation	7	24
Gain on sale of loans	(1,509)	-
Net change in other assets	71	72
Net change in other liabilities	261	178
Net cash provided by (used in) operating activities	(1,378)	1,602

Cash Flows from Investing Activities
Purchase of securities available for sale	(3,587)	(5,416)
Principal payments, calls and maturities of securities available for sale	1,759	2,249
Proceeds from sale of securities available for sale	1,351	-
Payment to third party for gain-sharing arrangement	(93)	-
Purchase of securities, restricted	(289)	(535)
Proceeds from sale of securities, restricted	154	541
Net change in loans	(12,295)	(8,337)
Proceeds from sale of other real estate owned	-	803
Purchases of premises and equipment	(2,158)	(37)
Net cash used in investing activities	(15,158)	(10,732)

Cash Flows from Financing Activities
Net change in demand deposits	2,857	931
Net change in time deposits	10,405	(1,158)
Proceeds from borrowed funds	194,700	153,459
Repayment of borrowed funds	(193,000)	(153,459)
Net proceeds from rights offering	-	4,000
Net cash provided by financing activities	14,962	3,773

Net change in cash and cash equivalents	(1,574)	(5,357)
Cash and cash equivalents at beginning of period	6,828	29,483

Cash and cash equivalents at end of period	$5,254	$24,126

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$381	$664
Income taxes	$-	$-

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

During the second and third quarters of 2013, the Company sold the guaranteed portion of SBA loans into the secondary market. Servicing rights are recognized as separate assets when loans are sold with servicing retained. Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. The Company uses industry prepayment statistics and its own prepayment experience in estimating the expected life of the loans. Management evaluates its servicing rights for impairment quarterly. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates.

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

NOTE 3. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	September 30, 2013
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,913	$47	$219	$5,741
Mortgage-backed securities	3,840	18	92	3,766
Total securities available for sale	$9,753	$65	$311	$9,507

Securities, restricted:
Other	$1,259	$-	$-	$1,259

	December 31, 2012
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,955	$181	$9	$6,127
Mortgage-backed securities	3,236	214	-	3,450
Total securities available for sale	$9,191	$395	$9	$9,577

Securities, restricted:
Other	$1,124	$-	$-	$1,124

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or by U.S. government-sponsored agencies. Securities, restricted consist of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock which are carried at cost.

At September 30, 2013 and December 31, 2012, securities with market value of $7.2 million and $8.5 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with market values of $1.4 million and $63,000, respectively, were pledged against trust deposit balances held at the Company’s insured depository subsidiary, T Bank, N.A. (the “Bank”). One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at September 30, 2013 and December 31, 2012 with market values of $936,000 and $1.0 million, respectively. The Bank held Federal Reserve Bank of Dallas stock in the amount of $527,650 and $458,700 at September 30, 2013 and December 31, 2012, respectively. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $731,100 and $664,800 at September 30, 2013 and December 31, 2012, respectively.

During the quarter ended March 31, 2013, the Company sold $1.2 million of available-for-sale securities which were purchased at par value during the year ended December 31, 2012 from a third party who is an approved Ginnie Mae securities issuer (the “Issuer”). Under the arrangement with the Issuer, in the event the Bank subsequently sold the securities, the Issuer is paid a commission equal to 75% of the calculated gain on the sale. The Company realized a gain on the sale in the amount of $124,000, of which $93,000 was paid to the third party, resulting in a net recorded gain of $31,000 as of March 31, 2013 and September 30, 2013.

The amortized cost and estimated fair value of securities at September 30, 2013 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(000's)	Amortized Cost	Estimated Fair Value
Due after five years through ten years	$5,015	$4,805
Due after ten years	898	936
Mortgage-backed securities	3,840	3,766
Total	$9,753	$9,507

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at September 30, 2013:

	Less than 12 months		12 months or longer		Total
(000’s)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$2,788	$219	$-	$-	$2,788	$219
Mortgage-backed securities	1,819	92	-	-	1,819	92
Total	$4,607	$311	$-	$-	$4,607	$311

NOTE 4. LOANS

Major classifications of loans held for investment are as follows:

(000's)	September 30, 2013	December 31, 2012
Commercial and industrial	$75,317	$66,433
Consumer installment	1,860	829
Real estate — mortgage	15,860	19,881
Real estate — construction and land	5,928	5,296
SBA:
SBA 7(a) unguaranteed portion	4,542	258
SBA 504	2,457	1,687
USDA	1,010	-
Other	24	12
Gross Loans	106,998	94,396
Less:
Allowance for loan losses	1,627	1,338
Net deferred loan fees (costs)	(16)	73
Discount on loans	732	429
Net loans	$104,655	$92,556

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

During the three and nine months ended September 30, 2013, the Company originated $6.1 million and $19.1 million, respectively, of SBA and USDA loans. The guaranteed portions of the loans are recorded as loans held for sale.  As of September 30, 2013, the Company had $5.8 million of SBA 7(a) loans held for sale.  As of December 31, 2012, the Company had $1.6 million of SBA 7(a) loans, of which $1.3 million was held for sale. During the third quarter of 2013, the Company sold $1.4 million of SBA 7(a) loans and $4.0 million of USDA loans, recognizing a gain on sale of loans of $450,000, and recorded a servicing asset at fair value of $61,000.

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

The 7(a) serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for working capital and up to 25 years for fixed assets. The 7(a) loan is approved and funded by a qualified lender, guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 85% of the loan amount depending on loan size. The Bank is required by the SBA to retain a contractual minimum of 5% on all SBA 7(a) loans. The SBA 7(a) loans are generally variable interest rate loans. Gains recognized by the Bank on the sales of the guaranteed portion of these loans and the ongoing servicing income received are significant revenue sources for the Company. The servicing spread is 1% on the majority of loans.

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

The SBA has designated the Bank as a "Preferred Lender". As a Preferred Lender, the Bank has been delegated loan approval, closing and most servicing and liquidation authority responsibility from the SBA.

The Bank also offers Business & Industry ("B & I") program loans through the USDA. These loans are similar to the SBA product, except they are guaranteed by the USDA. The guaranteed amount is generally 80% on loan amounts up to $5,000,000. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the SBA 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market. These loans can be utilized for rural commercial real estate and equipment. The loans can be up to 30 years or 360 months and the rates can be fixed or variable.

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

During the third quarter of 2013, the Bank purchased $813,000 of real estate – mortgage loans at a discount of $100,000.  The discount is accreted to interest income on a level-yield method over the life of the loans.  At September 30, 2013, unamortized discount balance on all purchased loans was $399,000.

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total

Three months ended:
September 30, 2013
Beginning Balance	$960	$17	$200	$69	$65	$17	$13	$1,341
Provision (credit) for loan losses	239	8	2	7	38	3	(13)	284
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	2	-	-	-	2
Net recoveries	-	-	-	2	-	-	-	2

Ending balance	$1,199	$25	$202	$78	$103	$20	$-	$1,627

September 30, 2012
Beginning Balance	$930	$9	$258	$66	$-	$-	$-	$1,263
Provision (credit) for loan losses	65	(3)	(2)	-	-	-	-	60
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	2	-	-	-	2
Net recoveries	-	-	-	2	-	-	-	2

Ending balance	$995	$6	$256	$68	$-	$-	$-	$1,325

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total

Nine months ended:
September 30, 2013
Beginning Balance	$1,007	$12	$259	$60	$-	$-	$-	$1,338
Provision (credit) for loan losses	192	13	(57)	13	103	20	-	284
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	5	-	-	-	5
Net recoveries	-	-	-	5	-	-	-	5

Ending balance	$1,199	$25	$202	$78	$103	$20	$-	$1,627

September 30, 2012
Beginning Balance	$951	$4	$312	$85	$-	$-	$-	$1,352
Credit for loan losses	(57)	(24)	(56)	(43)	-	-	-	(180)
Charge-offs	(24)	-	-	-	-	-	-	(24)
Recoveries	125	26	-	26	-	-	-	177
Net recoveries	101	26	-	26	-	-	-	153

Ending balance	$995	$6	$256	$68	$-	$-	$-	$1,325

The Company’s allowance for loan losses as of September 30, 2013 and December  31, 2012 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
September 30, 2013
Loans individually evaluated for impairment	$296	$-	$-	$-	$-	$-	$-	$296
Loans collectively evaluated for impairment	903	25	202	78	103	20	-	1,331
Ending balance	$1,199	$25	$202	$78	$103	$20	$-	$1,627

December 31, 2012
Loans individually evaluated for impairment	$120	$-	$1	$-	$-	$-	$-	$121
Loans collectively evaluated for impairment	887	12	258	60	-	-	-	1,217
Ending balance	$1,007	$12	$259	$60	$-	$-	$-	$1,338

The Company’s recorded investment in loans as of September 30, 2013 and December 31, 2012 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
September 30, 2013
Loans individually evaluated for impairment	$2,980	$-	$433	$-	$-	$-	$-	$3,413
Loans collectively evaluated for impairment	72,337	1,860	15,427	5,928	6,999	1,010	24	103,585
Total loans	$75,317	$1,860	$15,860	$5,928	$6,999	$1,010	$24	$106,998

December 31, 2012
Loans individually evaluated for impairment	$2,472	$-	$453	$-	$-	$-	$-	$2,925
Loans collectively evaluated for impairment	63,961	829	21,373	5,296	-	-	12	91,471
Total loans	$66,433	$829	$21,826	$5,296	$-	$-	$12	$94,396

At September 30, 2013, there were $1.1 million of commercial and industrial nonaccrual loans and one commercial and industrial loan for $10,600 contractually delinquent over ninety days and still accruing interest. At December 31, 2012, there were $190,000 of nonaccrual commercial and industrial loans and one real estate mortgage loan for $259,000 contractually delinquent over ninety days and still accruing interest.

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

The Company’s impaired loans and related allowance are summarized in the following table:

(000's)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013						Nine Months Ended
Commercial and industrial	$2,998	$1,564	$1,416	$2,980	$296	$2,737	$127
Real estate – mortgage	434	434	-	434	-	444	17
Total	$3,432	$1,998	$1,416	$3,414	$296	$3,181	$144

(000's)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012						Year Ended
Commercial and industrial	$2,484	$985	$1,487	$2,472	$120	$2,151	$107
Real estate – mortgage	453	182	271	453	1	131	34
Total	$2,937	$1,167	$1,758	$2,925	$121	$2,282	$141

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest that would have been recognized for the three and nine months ended September 30, 2013 and 2012 on non-accrual loans if performed in accordance with their original contract terms was not significant.

Restructured loans are considered “trouble debt restructurings” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. There were no troubled debt restructurings during the three and nine months ended September 30, 2013.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three or nine months ended September 30, 2013. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of September 30, 2013 and December 31, 2012, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

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

The following summarizes the Company’s internal ratings of its loans:

(000's)	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2013
Commercial and industrial	$70,610	$715	$1,998	$1,994	$-	$75,317
Consumer installment	1,860	-	-	-	-	1,860
Real estate - mortgage	12,375	889	1,572	1,024	-	15,860
Real estate – construction and land	3,794	1,333	801	-	-	5,928
SBA	6,999	-	-	-	-	6,999
USDA	1,010	-	-	-	-	1,010
Other	24					24
Total	$96,672	$2,937	$4,371	$3,018	$-	$106,998

December 31, 2012
Commercial and industrial	$63,018	$676	$943	$1,796	$-	$66,433
Consumer installment	829	-	-	-	-	829
Real estate - mortgage	16,325	911	1,585	1,060	-	19,881
Real estate – construction and land	2,997	160	2,139	-	-	5,296
SBA	1,945	-	-	-	-	1,945
Other	12	-	-	-	-	12
Total	$85,126	$1,747	$4,667	$2,856	$-	$94,396

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(000's)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
September 30, 2013
Commercial and industrial	$457	$11	$468	$74,849	$75,317	$11
Consumer installment	-	-	-	1,860	1,860	-
Real estate – mortgage	-	-	-	15,860	15,860	-
Real estate – construction and land	90	-	90	5,838	5,928	-
SBA	-	-	-	6,999	6,999
USDA	-	-	-	1,010	1,010	-
Other				24	24
Total	$547	$11	$558	$106,440	$106,998	$11

December 31, 2012
Commercial and industrial	$1	$-	$1	$66,432	$66,433	$-
Consumer installment	-	-	-	829	829	-
Real estate – mortgage	289	259	548	19,333	19,881	259
Real estate – construction and land	-	-	-	5,296	5,296	-
SBA	-	-	-	1,945	1,945
Other	-	-	-	12	12	-
Total	$290	$259	$549	$93,847	$94,396	$259

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor. No directors or officers have loans with the Company.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at September 30, 2013 and December 31, 2012 were as follows:

(000's)	September 30, 2013	December 31, 2012
Land	$661	$-
Building	1,278	-
Leasehold improvements	929	929
Construction in progress	51	-
Furniture and equipment	2,175	2,007
	5,094	2,936
Less: accumulated depreciation	2,799	2,671
Balance at end of period	$2,295	$265

During the second quarter of 2013, the Bank acquired a two story, 33,000 square foot commercial office building with the intent to re-locate its main office to that location within the next 12 months, at or prior to the termination of the lease covering the Bank’s current main office. The purchased building is located within a quarter mile of the Bank’s current main office. The purchase price was $1.9 million, or approximately $58 per square foot. The building is approximately 64% leased and the Bank anticipates that it will occupy approximately 11,000 square feet of the vacant space, or 33% of the building. The building will require significant remodeling prior to the Bank’s occupancy. These costs are currently being determined; however, management believes that the Company’s occupancy expense for its main office will be lower on a per square foot basis than the current expense. The Bank’s main branch relocation to the new facility is subject to regulatory approval. The cost of the building is being depreciated over its estimated useful life of 39 years.

On May 1, 2013, the Bank entered into a sub-lease agreement covering its space located at 850 Hwy 114, Southlake, Texas. The term of the sub-lease runs concurrently with the term of the Bank’s primary lease ending on February 28, 2017. The monthly lease payment pursuant to the sub-lease is $5,240. The Bank’s monthly payment under the primary lease is $5,785.

NOTE 7. OTHER REAL ESTATE OWNED AND OTHER ASSETS

Other Real Estate Owned (“OREO”) totaled $874,000 at September 30, 2013 and December 31, 2012. The OREO assets are actively being marketed, and disposal of the assets is anticipated to occur in the next 12 months.

Other assets consisted of the following at September 30, 2013 and December 31, 2012:

(000's)	September 30, 2013	December 31, 2012
Prepaid assets	$347	$692
Accounts receivable – trust fees	942	880
Accrued interest receivable	331	325
Loan servicing rights	301	-
Other	222	5
Total	$2,143	$1,902

For the three and nine months ended September 30, 2013, the Company sold $5.4 million and $14.5 million, respectively, of SBA (7a) and USDA loans, and recorded a loan servicing asset of $61,000 and $312,000, respectively. The Company has elected to use the amortizing method for the treatment of servicing assets. Amortization expense for the three months and nine months ended September 30, 2013 was $5,000 and $11,000, respectively. In the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized.

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of September 30, 2013		As of December 31, 2012
Noninterest bearing demand	$13,246	14%	$16,762	21%
Interest bearing demand (NOW)	2,959	3	3,331	4
Money market accounts	29,383	31	23,119	28
Savings accounts	984	1	503	1
Certificates of deposit, $100,000 and greater	43,575	47	32,881	41
Certificates of deposit, less than $100,000	3,789	4	4,078	5
Total	$93,936	100%	$80,674	100%

At September 30, 2013, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2013	$7,805
2014	28,246
2015	9,021
2016	1,178
2017	586
2018	528
Total	$47,364

NOTE 9. BORROWED FUNDS

The Company had borrowed funds from the Federal Home Loan Bank of Dallas of $16.7 million and $15.0 million as of September 30, 2013 and December 31, 2012, respectively.  The Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $17.1 million secured by commercial loans and securities with collateral values of $10.6 million and $6.5 million, respectively. The Company had one outstanding advance for $15.0 million at September 30, 2013, with a fixed interest rate of 0.14% and maturity date of October 7, 2013, and an overnight advance of $1.7 million with interest rate of 0.04%. At maturity, we determine our borrowing needs and renew accordingly at varying terms ranging from one to thirty days. The Company had one outstanding advance for $15.0 million at December 31, 2012, with a fixed interest rate of 0.05% and maturity date of January 14, 2013.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $11.9 million, secured by commercial loans and securities with collateral value of $10.9 million and $1.0 million, respectively. There were no outstanding borrowings at the Federal Reserve Bank of Dallas as of September 30, 2013 or December 31, 2012.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at September 30, 2013 and December 31, 2012:

(000's)	September 30, 2013	December 31, 2012
Trust advisor fees payable	$1,248	$1,117
Incentive compensation	292	147
Audit fees	101	61
Data processing	85	96
Franchise & property taxes	67	37
Interest payable	17	16
Legal	12	17
Other accruals	169	239
Total	$1,991	$1,730

NOTE 11. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction.  With few exceptions, the Company is no longer subject to U.S. federal income tax examination for years before 2009. No federal income tax expense has been recorded for the nine months ended September 30, 2013 and 2012 as net operating losses are being used to offset taxable income. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. As of December 31, 2012, the Company had net tax operating loss carry forwards of approximately $3.3 million that will ultimately expire in 2031, if not used. This amount is lower than the losses reflected in the financial statements as all organizational costs are capitalized for income tax purposes and provisions for loan losses are not recognized for tax purposes.

NOTE 12. EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Beginning January 1, 2013, the Company is matching employee contributions. An employee may contribute up to 6% of his or her compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation.  Employer contributions charged to expense for the three and nine months ending September 30, 2013 totaled $20,000 and $62,000, respectively.

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

The Plan is administered by the Board of Directors and has a term of 10 years. As of September 30, 2013 and December 31, 2012, options to purchase a total of 210,000 shares of common stock were issued and outstanding with a weighted average exercise price of $9.12. These options vest through May 2015. Outstanding stock options of 27,000 were considered in the diluted earnings per share computations for the three months and nine months ended September 30, 2013 and 2012. However, the remaining 183,000 outstanding options and the 96,750 outstanding warrants were not considered in the per share computation because their effect was anti-dilutive.

The Company recorded $2,000 and $7,000 in compensation expense for the three months ended September 30, 2013 and 2012, respectively, and $7,000 and $24,000 in compensation expense for the nine months ended September 30, 2013 and 2012, respectively, in connection with the Plan.

The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Plan for the three months ended September 30, 2013:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	210,000	$9.12
Granted	-	-
Exercised	-	-
Expired / forfeited	-	-

Outstanding at end of period	210,000	$9.12
Exercisable at end of period	197,200	$9.55
Available for grant at end of period	39,000

The weighted average remaining contractual life of options outstanding at September 30, 2013 was 3.0 years.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at September 30, 2013, was $72,000 and $43,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2012, was $25,000 and $10,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $4.44 and $2.70 at September 30, 2013 and December 31, 2012, respectively, and the exercise price multiplied by the number of options outstanding. There were no stock options exercised during the nine months ended September 30, 2013 or for the year ended December 31, 2012.

NOTE 14. STOCK WARRANTS

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of Company common stock for every $20 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at September 30, 2013. These warrants are exercisable at a price of $10 per share at any time until November 2, 2014. The outstanding warrants were not included in the earnings per share computations for the respective three months and nine months ended September 30, 2013 and 2012 because their effect was anti-dilutive.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2013, the Company had commitments to extend credit and standby letters of credit of approximately $15.0 million and $10,000, respectively. At December 31, 2012, the Company had commitments to extend credit and standby letters of credit of approximately $5.6 million and $10,000, respectively. Increase in commitments was due to higher loan production.

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

The Company has four lease agreements, which expire on or before 2017. In addition to the leases for office space, the Company also leases various pieces of office equipment under short-term agreements. Lease expense for the three months ended September 30, 2013 and 2012 was $56,000 and $71,000, respectively. Lease expense for the nine months ended September 30, 2013 and 2012 was $187,000 and $210,000, respectively.

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

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2013
Total Capital (to Risk Weighted Assets)	$19,852	17.40%	$9,129	>	8.00%	$11,411	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	18,423	16.14%	4,564	>	4.00%	6,847	>	6.00%

Tier 1 Capital (to Average Assets)	18,423	14.40%	5,118	>	4.00%	6,397	>	5.00%

As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$16,819	17.57%	$7,658	>	8.00%	$9,572	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	15,621	16.32%	3,829	>	4.00%	5,743	>	6.00%

Tier 1 Capital (to Average Assets)	15,621	13.39%	4,668	>	4.00%	5,835	>	5.00%

NOTE 17. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(000's)	September 30, 2013	December 31, 2012
ASSETS

Cash and due from banks	$955	$1,040
Investment in subsidiary	18,177	16,008

Total assets	$19,132	$17,048

LIABILITIES AND CAPITAL

Accounts payable	$-	$21
Capital	19,132	17,027

Total liabilities and capital	$19,132	$17,048

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2013	2012	2013	2012
Equity in income from subsidiary	$716	$458	$2,802	$1,543

Noninterest expense:
Professional and administrative	33	12	64	93
Stock based compensation	2	7	7	24
Total noninterest expenses	35	19	71	117

Net income	$681	$439	$2,731	$1,426

 T BANCSHARES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2013	2012	2013	2012
Net Income	$681	$439	$2,731	$1,426
Other comprehensive income:
Securities available for sale:
Change in net unrealized gain (loss) on investment securities available-for-sale	(126)	62	(509)	237

Gain on sale distributed to third party issuer	-	-	(93)	-
Gain on sale included in net income	-	-	(31)	-
Reclassification adjustment for gain on sale	-	-	(124)	-

Total securities available for sale	(126)	62	(633)	237
Comprehensive income	$555	$501	$2,098	$1,663

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(000's)	2013	2012
Cash Flows from Operating Activities
Net income	$2,731	$1,426
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(2,802)	(1,543)
Stock based compensation	7	24
Net change in other assets	-	44
Net change in other liabilities	(21)	-
Net cash used in operating activities	(85)	(49)

Cash Flows from Investing Activities
Contribution to Bank	-	(3,000)

Cash Flows from Financing Activities
Net proceeds from rights offering	-	4,000

Net change in cash and due from banks	(85)	951
Cash and due from banks at beginning of period	1,040	97

Cash and due from banks at end of period	$955	$1,048

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2013
Securities available for sale:
U.S. government agencies	$-	$5,741	$-	$5,741
Mortgage-backed securities	-	3,766	-	3,766

As of December 31, 2012
Securities available for sale:
U.S. government agencies	$-	$6,127	$-	$6,127
Mortgage-backed securities	-	3,450	-	3,450

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2012 to September 30, 2013, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At September 30, 2013, impaired loans with a carrying value of $1.4 million were reduced by specific valuation allowances totaling $296,000 resulting in a net fair value of $1.1 million, based on Level 3 inputs. During the third quarter, one commercial loan with a balance of $297,000 was added to impaired loans, with a specific allowance of $200,000. No impairments were recorded during the second quarter of 2013, and one commercial loan with a balance of $391,000 was added to impaired loans during the first quarter of 2013. At December 31, 2012, impaired loans with a carrying value of $1.8 million were reduced by specific valuation allowances totaling $121,000 resulting in a net fair value of $1.6 million, based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk.

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

The significant unobservable (Level 3) inputs used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, the cash flow discounts ranged from 0% to 67% for cash flow impaired loans.

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

The following table presents foreclosed assets that were re-measured subsequent to their initial transfer to OREO from loans and reported at fair value:

	September 30, 2013	Dcember 31, 2012
Carrying value of OREO prior to re-measurement	$874	$995
Write-downs included in other non-interest expense	-	(121)

Fair value	$874	$874

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

In connection with the sale of $19.1 million in loans during 2013, the Company recorded a servicing asset of $312,000 and has elected to use the amortizing method for the treatment of servicing. Loan servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. For the asset recorded in the second quarter of 2013, the discount rate ranged from 7.5% to 9.5% and the combined prepayment and default rate used was 9%.

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	September 30, 2013
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$5,254	$5,254
Level 2 inputs:
Securities, restricted	1,259	1,259
Loans held for sale	5,772	6,479
Loans, net	104,655	104,342
Accrued interest receivable	331	331
Level 3 inputs:
Servicing asset (included in other assets)	301	301
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	13,246	13,246
Level 2 inputs:
Interest bearing deposits	80,690	80,705
Borrowed funds	16,700	16,700
Accrued interest payable	17	17

	December 31, 2012
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$6,828	$6,828
Level 2 inputs:
Securities, restricted	1,124	1,124
Loans held for sale	1,305	1,448
Loans, net	92,556	94,325
Accrued interest receivable	325	325
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	16,762	16,762
Level 2 inputs:
Interest bearing deposits	63,912	64,073
Borrowed funds	15,000	15,000
Accrued interest payable	16	16

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of September 30, 2013 and December 31, 2012, and our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	if we fail to retain our trust customers, our non-interest income could be adversely affected;

•	we face substantial competition in our primary market area;

•	our ability to successfully launch and manage our SBA lending program;

•	if we fail to sustain attractive investment returns to our trust customers, our growth and profitability in our trust services could be adversely affected;

•	we have a significant dental industry loan concentration in which economic or regulatory changes could adversely affect the ability of those customers to fulfill their loan obligations;

•	we compete in an industry that continually experiences technological change, and we may not be able to compete effectively with other banking institutions with greater resources;

•	the Bank’s current legally mandated lending limits are lower than those of our competitors, which may impair our ability to attract borrowers;

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

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal banking markets include Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort/Worth Metroplex. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas as well as loan production offices located in the Phoenix, Arizona, Denver, Colorado and Portland, Oregon markets. These offices originate loans throughout the United States with a focus on the western U.S. The offices are staffed by experienced bankers with significant experience in the origination, administration, and servicing of loans pursuant to programs promulgated by the Small Business Administration (“SBA”) and the United States Department of Agriculture (“USDA”). During the second quarter 2013, the SBA approved the Bank as a Preferred Lender Participant (“PLP”) in their program.

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank. The Bank opened for business on November 2, 2004.

The following discussion focuses on our financial condition at September 30, 2013 and December 31, 2012, and our results of operations for the three and nine months ended September 30, 2013 and 2012.

Recent Developments

The Bank gave advanced notice to the Comptroller of its intent to close the branch located in a leased office space at 8100 North Dallas Parkway, Plano, Texas in August 2013. The Comptroller acknowledged the Bank’s action to close the branch on September 4, 2013. The office lease  will expire and terminate by its own terms in November 2013.

Results of Operations

Key Performance Indicators at September 30, 2013

The following were key indicators of our performance and results of operations through the first three quarters of 2013:

•	total assets were $131.8 million at the end of the third quarter of 2013, representing an increase of $17.4 million, or 15.2%, from $114.4 million at the end of 2012;

•
total loans held for investment, net of allowance for loan losses and deferred loan fees, increased $12.1 million, or 13.1%, to $104.7 million at the end of the third quarter of 2013, compared to $92.6 million at the end of 2012;

•
total loans held for sale, which consist primarily of the guaranteed portion of SBA 7(a) loans and USDA loans, increased $4.5 million, or 346.2%, to $5.8 million at the end of the third quarter of 2013, compared to $1.3 million at the end of 2012;

•	total deposits increased $13.2 million, or 16.4%, to $93.9 million at the end of the third quarter of 2013, compared to $80.7 million at the end of 2012;
•
net income was $681,000 for the three months ended September 30, 2013, compared to $439,000 for the same period in the prior year. Net income was $2.7 million for the nine months ended September 30, 2013, compared to $1.4 million for the same period in the prior year.  The Bank recorded a gain on sale of loans of $1.5 million for the nine months ended September 30, 2013.

•
return on average assets was 2.13% and 2.96% for the three and nine months ended September 30, 2013, respectively, compared to 1.66% and 1.88% for the same periods in 2012. Return on average equity was 15.07% and 21.06%  for the three and nine months ended September 30, 2013, respectively, compared to 11.64% and 14.11% for the same periods in 2012;

•
total revenue increased $3.5 million, or 31.5%, to $14.6 million for the nine months ended September 30, 2013, compared to $11.1 million for the same period in the prior year, and increased $1.3 million, or 35.1% to $5.0 million for the three months ended September 30, 2013, compared to $3.7 million for the same period in the prior year; and

•	Tier 1 capital to average assets and total capital ratios for the Bank at September 30, 2013 were 14.40% and 17.40%, respectively, compared to 13.39% and 17.57% at December 31, 2012.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the three and nine months ended September 30, 2013 and September 30, 2012.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended September 30,
	2013			2012
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve (1)	$107,119	$1,630	6.0%	$86,932	$1,458	6.7%
Federal funds sold	381	-	0.2%	574	-	0.2%
Securities and other	15,381	67	1.7%	14,093	70	2.0%
Total earning assets	122,881	1,697	5.5%	101,599	1,528	6.0%
Cash and other assets	5,043			3,882
Total assets	$127,924			$105,481

Interest-bearing liabilities
NOW accounts	$3,259	2	0.2%	$3,273	2	0.3%
Money market accounts	30,322	36	0.5%	27,409	38	0.6%
Savings accounts	811	1	0.5%	399	1	0.5%
Certificates of deposit less than $100,000	3,634	11	1.2%	4,859	24	2.0%
Certificates of deposit $100,000 or greater	42,761	80	0.7%	28,740	113	1.6%
Total interest bearing deposits	80,787	130	0.6%	64,680	178	1.1%
Borrowed funds	11,692	4	0.1%	9,348	3	0.1%
Total interest bearing liabilities	92,479	134	0.6%	74,028	181	1.0%
Noninterest bearing deposits	15,943			15,385
Other liabilities	1,428			980
Shareholders’ equity	18,074			15,088
Total liabilities and shareholders’ equity	$127,924			$105,481

Net interest income		1,563			1,347
Net interest spread			4.9%			5.0%
Net interest margin			5.1%			5.3%

Provision for loan loss		284			60
Non-interest income		3,258			2,202
Non-interest expense		3,856			3,050
Income before income taxes		681			439
Income taxes expense (benefit)		-			-
Net income		$681			$439

Earnings per share		$0.17			$0.11
Return on average equity		15.07%			11.64%
Return on average assets		2.13%			1.66%
Equity to assets ratio		14.13%			14.30%

(1)	Includes nonaccrual loans

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Nine Months Ended September 30,
	2013			2012
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve (1)	$102,367	$4,747	6.2%	$82,796	$4,279	6.9%
Federal funds sold	415	1	0.2%	366	1	0.2%
Securities and other	16,119	204	1.7%	13,721	189	1.8%
Total earning assets	118,901	4,952	5.6%	96,883	4,469	6.1%
Cash and other assets	4,259			4,132
Total assets	$123,160			$101,015

Interest-bearing liabilities
NOW accounts	$3,096	5	0.2%	$3,407	7	0.3%
Money market accounts	28,020	99	0.5%	27,059	113	0.5%
Savings accounts	705	3	0.5%	373	2	0.5%
Certificates of deposit less than $100,000	3,712	34	1.2%	5,539	96	2.3%
Certificates of deposit $100,000 or greater	40,741	228	0.8%	28,986	422	1.9%
Total interest bearing deposits	76,274	369	0.7%	65,364	640	1.3%
Borrowed funds	13,252	12	0.1%	7,099	7	0.1%
Total interest bearing liabilities	89,526	381	0.6%	72,463	647	1.2%
Noninterest bearing deposits	15,072			14,103
Other liabilities	1,273			975
Shareholders’ equity	17,289			13,474
Total liabilities and shareholders’ equity	$123,160			$101,015

Net interest income		4,571			3,822
Net interest spread			5.0%			4.9%
Net interest margin			5.1%			5.2%

Provision (credit) for loan loss		284			(180)
Non-interest income		9,648			6,638
Non-interest expense		11,204			9,214
Income before income taxes		2,731			1,426
Income taxes expense (benefit)		-			-
Net income		$2,731			$1,426

Earnings per share		$0.68			$0.41
Return on average equity		21.06%			14.11%
Return on average assets		2.96%			1.88%
Equity to assets ratio		14.04%			13.34%

(1)	Includes nonaccrual loans

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

	Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Total Change
Securities and other	(9)	6	(3)
Loans, net of reserve (1)	(135)	307	172

Total earning assets	(144)	313	169

NOW	-	-	-
Money market	(5)	3	(2)
Savings	(1)	1	-
Certificates of deposit $100,000 or less	(9)	(4)	(13)
Certificates of deposit $100,000 or more	(59)	26	(33)
Borrowed funds	-	1	1

Total interest-bearing liabilities	(74)	27	(47)

Changes in net interest income	$(70)	$286	$216

(1)	Average loans include non-accrual loans.

	Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Total Change
Securities and other	(15)	30	15
Loans, net of reserve (1)	(440)	908	468

Total earning assets	(455)	938	483

NOW	(1)	(1)	(2)
Money market	(17)	3	(14)
Savings	-	1	1
Certificates of deposit $100,000 or less	(45)	(17)	(62)
Certificates of deposit $100,000 or more	(260)	66	(194)
Borrowed funds	(1)	6	5

Total interest-bearing liabilities	(324)	58	(266)

Changes in net interest income	$(131)	$880	$749

(1)	Average loans include non-accrual loans.

Net interest income for the three months ended September 30, 2013 increased $216,000, or 16.0%, compared to the same period in the prior year. The increase was primarily due to increase in loan volume and lower cost of deposits, partially offset by lower yields earned on loans.

Total interest income for the three months ended September 30, 2013 increased $169,000, or 11.0%, compared to the same period in the prior year. Average interest-earning asset volume increased $21.3 million, or 21.0%, to $122.9 for the three months ended September 30, 2013, compared to $101.6 million for the same period in the prior year, primarily due to the increase in the loan portfolio. The average interest yield of earning assets decreased to 5.5%, or 8.3%, for the three months ended September 30, 2013, compared to 6.0% for the same period in the prior year.

Total interest expense for the three months ended September 30, 2013 decreased $47,000, or 26.0%, compared to the same period in the prior year. The average cost of funds for interest-bearing liabilities decreased to 0.6%, or 40.0%, for the three months ended September 30, 2013, compared to 1.0% for same period in the prior year. Average volume of interest-bearing liabilities increased $18.5 million, or 25.0%, to $92.5 million for the three months ended September 30, 2013, compared to $74.0 million for the same period in 2012. Average interest-bearing deposits increased $16.1 million, or 24.9%, to $80.8 million for the three months ended September 30, 2013, compared to $64.7 million for the same period in the prior year. Average borrowed funds increased $2.4 million, or 25.8%, to $11.7 million for the three months ended September 30, 2013, compared to $9.3 million for the same period in the prior year. The increase is a result of the attractive borrowing rates offered by the Federal Home Loan Bank of Dallas versus other sources of liquidity available to the Bank.

Net interest income for the nine months ended September 30, 2013 increased $749,000, or 19.6%, compared to the same period in the prior year. The increase was primarily due to increase in loan volume and lower cost of deposits, partially offset by lower yields earned on loans.

Total interest income for the nine months ended September 30, 2013 increased $483,000, or 10.8%, compared to the same period in the prior year. Average interest-earning asset volume increased $22.0 million, or 22.7%, to $118.9 for the nine months ended September 30, 2013, compared to $96.9 million for the same period in the prior year, primarily due to the increase in the loan portfolio. The average interest yield of earning assets decreased to 5.6%, or 8.2%, for the nine months ended September 30, 2013, compared to 6.1% for the same period in the prior year.

Total interest expense for the nine months ended September 30, 2013 decreased $266,000, or 41.1%, compared to same period in the prior year. The average cost of funds for interest-bearing liabilities decreased to 0.6%, or 50.0%, for the nine months ended September 30, 2013, compared to 1.2% for same period in the prior year. Average volume of interest-bearing liabilities increased $17.0 million, or 23.5%, to $89.5 million for the nine months ended September 30, 2013, compared to $72.5 million for the same period in 2012. Average interest-bearing deposits increased $10.9 million, or 16.7%, to $76.3 million for the nine months ended September 30, 2013, compared to $65.4 million for the same period in the prior year. Average borrowed funds increased $6.2 million, or 87.3%, to $13.3 million for the nine months ended September 30, 2013, compared to $7.1 million for the same period in the prior year.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

We recorded a provision of $284,000 for loan losses for the three and nine months ended September 30, 2013, compared to a provision of $60,000 for the three months ended September 30, 2012 and credit of $180,000 for the nine months ended September 30, 2012. We had no charge-offs for the three months ended September 30, 2013 and 2012. We had recoveries of $2,000 for the three months ended September 30, 2013 and 2012. We had one small charge off of $300 and recoveries of $5,000 during the nine months ended September 30, 2013, compared to charge-offs of $24,000 and recoveries of $177,000 for the same period in the prior year.

Non-interest Income

Non-interest income was primarily attributable to fee income generated by the Company for trust services and gain on sale of loans.

Total non-interest income increased $1.1 million, or 48.0%, to $3.3 million for the three months ended September 30, 2013, compared to the same period in the prior year. The increase was primarily due to increase in trust income of $536,000 and to gain on sale of loans of $450,000 during the third quarter of 2013.

Trust income is earned on the value of managed and non-managed assets held in custody. Trust income increased $536,000, or 22.7%, to $2.7 million for the three months ended September 30, 2013, compared to $2.2 million for the same period in the prior year. Approximately $237,000 of the increase is due to the additional 10 basis point fee assessed to the common trust funds managed by the Bank that commenced in December, 2012 with the remaining increase a result of improvements in market values of assets in trust accounts during the third quarter of 2013.

During the third quarter of 2013 the Bank sold $5.4 million of loans held for sale resulting in a gain on sale of loans of $450,000 during the three months ended September 30, 2013.

During the second quarter of 2013, the Company purchased the office building located at 16200 Dallas Parkway in Plano, Texas, and recorded rent income of $66,000 during the three months ended September 30, 2013.

Service fees and other income increased $4,000, or 23.5%, to $21,000 for the three months ended September 30, 2013, compared to $17,000, for the same period in the prior year.

Total non-interest income increased $3.0 million, or 45.5%, to $9.6 million for the nine months ended September 30, 2013, compared to the same period in the prior year. The increase was due to gain on sale of loans of $1.5 million for the nine months ended September 30, 2013, and increase in trust income.

Trust income increased $1.4 million, or 21.5%, to $7.9 million for the nine months ended September 30, 2013, compared to $6.5 million for the same period in the prior year. Approximately $675,000 of the increase is due to the additional 10 basis point fee assessed to the common trust funds managed by the Bank that commenced in December, 2012 with the remaining increase a result of improvements in market values of assets in trust accounts during the first three quarters of 2013.

Gain on sale of securities increased $31,000 for the nine months ended September 30, 2013. The Company sold available-for-sale securities and recorded a gain of $31,000 during the first quarter of 2013. There were no sales of securities for the same period in the prior year.

During the second quarter of 2013, the Company purchased the office building located at 16200 Dallas Parkway in Plano, Texas, and recorded rent income of $125,000 during the nine months ended September 30, 2013.

Service fees and other income decreased $69,000, or 55.6%, to $55,000 for the nine months ended September 30, 2013, compared to $124,000, for the same period in the prior year. The decrease was primarily due to $69,000 gain on sale of other real estate recorded for the nine months ended September 30, 2012. There were no sales of other real estate during the first three quarters of 2013.

Non-interest Expense

For the three months ended September 30, 2013, total non-interest expense increased $806,000, or 26.4%, to $3.9 million, compared to $3.1 million for the same period in the prior year.

Salaries and employee benefits increased $285,000, or 44.1%, to $932,000 for the three months ended September 30, 2013, compared to $647,000 for the same period in the prior year. The increase is primarily due to the addition of the SBA lending group during the fourth quarter of 2012, and to an increase in incentive compensation expense accrual.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment. For the three months ended September 30, 2013, occupancy and equipment expense increased $51,000, or 21.8%, to $285,000, compared to $234,000 for the same period in the prior year. The increase is primarily due to the operating expenses of the office building located at 16200 Dallas Parkway in Plano, Texas, which the Company acquired during the second quarter of 2013.

Trust expenses are advisory fees paid to a fund advisor to advise the Bank on the common trust funds managed by the Bank and are based on the value of the assets held in custody. For the three months ended September 30, 2013, trust expenses increased $314,000, or 16.8%, to $2.2 million, compared to $1.9 million for the same period in the prior year. The increase is related to improvements in market values of the assets during the third quarter of 2013.

Professional fees increased $18,000, or 21.7%, to $101,000 for the three months ended September 30, 2013, compared to $83,000 for the same period in the prior year.

Data processing fees increased $142,000, or 221.9%, to $206,000 for the three months ended September 30, 2013, compared to $64,000 for the same period in the prior year. The increase was primarily attributable to higher monthly costs of a new trust accounting system with upgraded features to provide enhanced services to our trust customers. The improved system was implemented during the fourth quarter of 2012.

Other expenses decreased $4,000, or 2.5%, to $154,000 for the three months ended September 30, 2013, compared to $158,000 for the same period in the prior year.

For the nine months ended September 30, 2013, total non-interest expense increased $2.0 million, or 21.7%, to $11.2 million, compared to $9.2 million for the same period in the prior year.

Salaries and employee benefits increased $801,000, or 40.1%, to $2.8 million for the nine months ended September 30, 2013, compared to $2.0 million for the same period in the prior year. The increase is primarily due to the addition of the SBA lending group during the fourth quarter of 2012, and to an increase in incentive compensation expense accrual.

Occupancy and equipment expenses are primarily lease expenses and depreciation and amortization of leasehold improvements and furniture, fixtures and equipment. For the nine months ended September 30, 2013, occupancy and equipment expense increased $43,000, or 6.2%, to $735,000, compared to $692,000 for the same period in the prior year. The increase is primarily due to the operating expenses of the office building located at 16200 Dallas Parkway in Plano, Texas, which the Company acquired during the second quarter of 2013.

Trust expenses are advisory fees paid to a fund advisor to advise the Bank on the common trust funds managed by the Bank and are based on the value of the assets held in custody. For the nine months ended September 30, 2013, trust expenses increased $704,000, or 12.8%, to $6.2 million, compared to $5.5 million for the same period in the prior year. The increase is related to improvements in market values of the assets during the first three quarters of 2013.

Professional fees increased $18,000, or 5.4%, to $349,000 for the nine months ended September 30, 2013, compared to $331,000 for the same period in the prior year.

Data processing fees increased $398,000, or 206.2%, to $591,000 for the nine months ended September 30, 2013, compared to $193,000 for the same period in the prior year. The increase was primarily attributable to higher monthly costs of a new trust accounting system with upgraded features to provide enhanced services to our trust customers. The improved system was implemented during the fourth quarter of 2012.

Other expenses increased $26,000, or 4.8%, to $566,000 for the nine months ended September 30, 2013, compared to $540,000 for the same period in the prior year.

Income Taxes

No federal income tax expense was recorded for the three and nine months ended September 30, 2013 and 2012, due to available operating losses to offset taxable income. The Company has determined that the federal tax benefit of these losses has a valuation allowance equal to the benefit. Cumulative net operating loss available to carry forward for tax purposes is approximately $3.3 million as of December 31, 2012.

Financial Condition

Our total assets as of September 30, 2013 increased $17.3 million to $131.8 million, compared to $114.4 million as of December 31, 2012, primarily as a result of increase in total loans. Net loans increased $16.6 million, or 17.7%, to $110.4 million as of September 30, 2013, compared to $93.9 million as of December 31, 2012. The increase was primarily due to origination of SBA loans, and commercial and industrial loans, and was funded primarily by an increase in certificate of deposits. Total deposits increased $13.3 million, or 16.5% to $93.9 million as of September 30, 2013, compared to $80.7 million as of December 31, 2012. Shareholders’ equity increased $2.1 million, or 12.4%, to $19.1 million, compared to $17.0 million as of December 31, 2012.

Cash and Due From Banks

Cash and due from banks decreased $594,000 to $1.2 million as of September 30, 2013, compared to $1.8 million as of December 31, 2012. The reduction is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits decreased $697,000 to $4.0 million as of September 30, 2013, compared to $4.7 million as of December 31, 2012. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of September 30, 2013 and December 31, 2012, the Bank held Federal Reserve Bank of Dallas stock of $527,650 and $458,700, respectively, and Federal Home Loan Bank of Dallas stock in the amount of $731,100 and $664,800, respectively. As of September 30, 2013 and December 31, 2012, we had government agency securities with amortized cost of $5.9 million and fair value of $5.7 million.  We also had mortgage-backed securities with amortized cost and fair value of $3.8 million as of September 30, 2013, and amortized cost of $3.2 million and fair value of $3.5 million as of December 31, 2012.

At September 30, 2013 and December 31, 2012, securities with market value of $7.2 million and $8.5 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas, and securities with market value of $1.4 million and $63,000, respectively, were pledged against trust deposit balances held at the Bank. One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at September 30, 2013 and December 31, 2012 with market values of $936,000 and $1.0 million, respectively.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(000's)	September 30, 2013	December 31, 2012
Commercial and industrial	$75,317	$66,433
Consumer installment	1,860	829
Real estate — mortgage	15,860	19,881
Real estate — construction and land	5,928	5,296
SBA:
SBA 7(a) unguaranteed portion	4,542	258
SBA 504	2,457	1,687
USDA	1,010	-
Other	24	12
Gross Loans	106,998	94,396
Less:
Allowance for loan losses	1,627	1,338
Net deferred loan fees	(16)	73
Discount on loans	732	429
Net loans	$104,655	$92,556

As of September 30, 2013 and December 31, 2012, total loans held for investment were $104.7 million and $92.6 million, respectively. Total loans, net of deferred fees, discount and reserves as a percentage of total assets were 79.4% as of September 30, 2013 and 80.9% as of December 31, 2012.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of September 30, 2013 and December 31, 2012, commercial loans totaled $75.3 million and $66.4 million, respectively, representing approximately 70.4% and 70.3%, respectively, of our total funded loans.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of September 30, 2013 and December 31, 2012, consumer loans totaled $1.9 million and $829,000, respectively, approximately 1.8% and 0.9% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At September 30, 2013 and December 31, 2012, real estate loans totaled $21.8 million and $25.2 million, respectively, approximately 20.4% and 26.7% of our total loans, respectively.

Our SBA loan portfolio consists of loans guaranteed by the Small Business Administration (“SBA 7(a)”) and conventional loans promulgated under the SBA’s 504 loan program which serve the small business community. The SBA 7(a) loans are generally guaranteed by the SBA up to 75% of the principal balance. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. The Company records the guaranteed portion of the loans as held for sale. As of September 30, 2013 and December 31, 2012, SBA loans held for investment totaled $7.0 million and $1.9 million, representing approximately 6.5% and 2.0% of our total funded loans, respectively. As of September 30, 2013 and December 31, 2012, SBA 7(a) loans held for sale totaled $5.8 million and $1.3 million, respectively.

Our USDA loan portfolio consists of loans guaranteed by the USDA which serve rural areas. USDA loans are guaranteed up to 90% of the principal balance. As of September 30, 2013, USDA loans held for investment totaled $1.0 million, representing approximately 0.9% of our total funded loans, and there were no USDA loans held for sale. The Company had no USDA loans as of December 31, 2012.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of September 30, 2013, our commercial loan and real estate loan portfolio included $66.0 million of loans, approximately 61.7% of our total funded loans held for investment, to dental professionals. These loans were to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of September 30, 2013:

	As of September 30, 2013
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial (1)	$5,658	$13,354	$17,070	$37,901	$1,334	$75,317
Consumer installment	1,481	379	-	-	-	1,860
Real estate — mortgage	5,803	4,745	3,375	149	1,788	15,860
Real estate — construction and land	4,757	369	802	-	-	5,928
SBA 7(a)	4,459	-	-	83	-	4,542
SBA 504	-	-	2,457	-	-	2,457
USDA	-	-	1,010	-	-	1,010
Other	24	-	-	-	-	24
Total	$22,182	$18,847	$24,714	$38,133	$3,122	$106,998

(1)	Includes nonaccrual and other loans at September 30, 2013.

Non-performing Assets and Restructured Loans

Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of September 30, 2013, we had one loan for $11,000 that was 90 days or more past due and still accruing interest, $1.1 million in loans on non-accrual status and $874,000 in OREO. At December 31, 2012, we had one loan of $259,000 which was 90 days or more past due and still accruing interest, $190,000 in loans on non-accrual status and $874,000 in OREO.  Total non-performing assets as of September 30, 2013 were $2.0 million, compared to $1.3 million as of December 31, 2012. The increase was due to $878,000 increase in nonaccrual loans, partially offset by a $248,000 decrease in loans past due 90 days.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the non-performing asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “pass-watch” are those loans that have been determined to require enhanced monitoring for potential weaknesses which require further investigation. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on non-accrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At September 30, 2013, the Company had $2.9 million in pass-watch loans, $4.4 million in special mention loans, $3.0 million in substandard loans and no doubtful loans. At December 31, 2012, the Company had $1.7 million in pass-watch loans, $4.7 million in special mention loans, $2.9 million in substandard loans and no doubtful loans.

The following table sets forth certain information regarding non-accrual loans by type, loans past due 90 days and accruing, other real estate owned and restructured loans accruing as of the dates indicated:

	September 30, 2013		December 31, 2012
(000's, except percentages):	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets

Commercial and industrial	$1,068	0.81%	$190	0.17%
Total non-accrual loans	1,068	0.81%	190	0.17%
Loans past due 90 days and accruing	11	0.01%	259	0.23%
Other real estate owned	874	0.66%	874	0.76%
Total non-performing assets	$1,953	1.48%	$1,323	1.16%
Restructured loans accruing	$1,640	1.24%	$1,758	1.54%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $144,000 during the nine months ended September 30, 2013 and 2012. Interest not recognized on impaired loans during the three and  nine months ended September 30, 2013 and 2012 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.6 million, or 1.5% of total funded loans at September 30, 2013, and $1.3 million, or 1.4% of total funded loans at December 31, 2012.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had one small charge-off of $300 and recoveries of $5,000 during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we had charge-offs of $24,000 and recoveries of $177,000.

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

(000's)	As of September 30, 2013		As of December 31, 2012
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,199	73.7%	$1,007	75.3%
Consumer installment	25	1.5	12	0.9
Real estate — mortgage	202	12.4	259	19.3
Real estate — construction and land	78	4.8	60	4.5
SBA	103	6.4	-	-
USDA	20	1.2	-	-
Total allowance for loan losses	$1,627	100.0%	$1,338	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $2.3 million as of September 30, 2013 and $265,000 at December 31, 2012.

Deposits

Deposits are our primary source of funding. Total deposits at September 30, 2013 and December 31, 2012 were $93.9 million and $80.7 million, respectively.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the nine months ended September 30, 2013 and 2012:

	For the nine months ended September 30,
(000's)	2013			2012
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$15,072	16.5%	0.0%	$14,103	17.7%	0.0%
NOW accounts	3,096	3.4	0.2	3,407	4.3	0.3
Money market accounts	28,020	30.7	0.5	27,059	34.0	0.5
Savings accounts	705	0.8	0.5	373	0.5	0.5
Certificates of deposit, less than $100,000	3,712	4.0	1.2	5,539	7.0	2.3
Certificates of deposit, $100,000 or greater	40,741	44.6	0.8	28,986	36.5	1.9
Total deposits	$91,346	100.00%	0.5%	$79,467	100.00%	1.1%

The average volume of noninterest-bearing deposits increased $969,000 for the nine months ended September 30, 2013, compared to the same period in 2012. The average volume of certificates of deposits increased $9.9 million for the nine months ended September 30, 2013, compared to the same period in 2012.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	September 30, 2013	December 31, 2012
Three months or less	$7,154	$8,800
Over three months through six months	12,805	5,110
Over six months through twelve months	12,524	11,726
Over twelve months	11,092	7,245

Total	$43,575	$32,881

Shareholders’ Equity

As of September 30, 2013, shareholders’ equity increased to $19.1 million, from $17.0 million as of December 31, 2012.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at September 30, 2013. See Note 15 to the financial statements included in this report. Additional liquidity is also provided through the Bank’s lines of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of September 30, 2013, our established credit line with the Federal Home Loan Bank of Dallas was $17.1 million, or 13.0% of assets, of which $16.7 million was utilized. As of September 30, 2013, our established credit line with the Federal Reserve Bank of Dallas was $11.9 million, or 9.0% of assets, none of which was utilized. Additionally, we serve as trustee or custodian for $50.6 million in cash deposits held at BlackRock, Inc. in a money market fund, of which approximately $37.4 million could be held at the Bank in deposit accounts fully insured by the FDIC.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, tier 1 capital to risk-weighted assets of 4.00%, and tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. As of September 30, 2013, the Bank’s total capital to risk weighted assets ratio was 17.40%, and the Bank’s tier 1 capital to average assets ratio was 14.40%.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2013
Total Capital (to Risk Weighted Assets)	$19,852	17.40%	$9,129	>	8.00%	$11,411	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	18,423	16.14%	4,564	>	4.00%	6,847	>	6.00%

Tier 1 Capital (to Average Assets)	18,423	14.40%	5,118	>	4.00%	6,397	>	5.00%

As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$16,819	17.57%	$7,658	>	8.00%	$9,572	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	15,621	16.32%	3,829	>	4.00%	5,743	>	6.00%

Tier 1 Capital (to Average Assets)	15,621	13.39%	4,668	>	4.00%	5,835	>	5.00%

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

In addition, the final rule permits banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 to include in their tier 1 capital on a permanent basis trust preferred securities and cumulative perpetual preferred stock issued and included in tier 1 capital prior to May 19, 2010, without any phase out. Although community banks must generally begin complying with the final rules on January 1, 2015, management believes that, as of September 30, 2013, the Company would satisfy the higher capital ratios imposed by Basel III.

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

(1) Because the BASEL III final rules modify the methodology for calculating risk-weighted assets and the deduction and adjustment to capital, the ratios above may not be comparable to the current applicable regulatory requirements, or the Company's actual capital ratios, as of September 30, 2013.

Liquidity Management

At September 30, 2013, the Company (excluding the Bank) had $955,000 in cash. These funds can be used for Company operations, investment and for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated.

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

At September 30, 2013, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $15.0 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $35.1 million at September 30, 2013.

The Bank’s significant contractual obligations and other potential funding needs at September 30, 2013 consist of:

	As of September 30, 2013
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$194	$139	$23	$-

Certificates of deposit	$35,090	$11,046	$1,228	$-

As of September 30, 2013, the Bank had cash and cash equivalents of $5.3 million, or 4.0% of total assets, and loans held for sale of $5.8 million, or 4.4% of total assets. Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of September 30, 2013, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $17.1 million or 13.0% of assets, of which $16.7 million was utilized at September 30, 2013.  The established credit line with the Federal Reserve Bank of Dallas was $11.9 million, or 9.0% of assets, none of which was utilized at September 30, 2013.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of September 30, 2013, the loan to deposit ratio was 111.5%. Total trust custodial cash available to the Bank as of September 30, 2013 was approximately $35.8 million. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 35.6% of total assets as of September 30, 2013. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

T BANCSHARES, INC.

Date: November 14, 2013	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer