Form 10-K
period 2013-12-31
T Bancshares, Inc.
filed 2014-03-31
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10−K

☒  ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $11.6 million.

The number of common shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,021,932 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of March 31, 2014

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2014 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
government intervention in the U. S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau and the Basel III Rules;

•	political instability;
•	the ability of the Federal government to deal with the slowdown of the national economy and the fiscal cliff;
•	competition from other financial institutions and financial holding companies;
•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	changes in the demand for loans;
•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;
•	the accuracy of our estimates of future loan losses;
•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;
•	soundness of other financial institutions with which we have transactions;
•	inflation, interest rate, market and monetary fluctuations;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to attract deposits;
•	changes in our liquidity position;
•	changes in the reliability of our vendors, internal control system or information systems;
•	our ability to attract and retain qualified employees;
•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;
•	expansion of our operations, including branch openings, new product offerings and expansion into new markets;
•	changes in our compensation and benefit plans; and
•	acts of God or of war or terrorism.

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

Item 1.          Business.

General

T Bancshares, Inc. (the “Company,” “we,” “us,” or “our,” hereafter) was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A., a national association (the “Bank”), which opened on November 2, 2004. The Bank operates through a main office located at 16000 Dallas Parkway, Dallas, Texas.  Other than its ownership of the Bank, the Company conducts no material business.

As of December 31, 2013, the Company had, on a consolidated basis, approximately $144.5 million in assets, $112.3 million in total loans and $105.8 million in deposits.

The Bank is a full-service commercial bank offering a broad range of commercial and consumer banking services to small- to medium-sized businesses, single-family residential and commercial contractors and consumers. Lending services include commercial loans to small to medium-sized businesses and professional concerns as well as consumers. The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. The Bank also offers wealth management and trust services. These services are provided through a variety of delivery systems including automated teller machines, mobile banking and Internet banking. During the fourth quarter of 2012, the Bank added the Small Business Administration (“SBA”) division, with loan production offices in Phoenix, Arizona, Denver, Colorado, and Portland, Oregon.

The Bank also offers traditional fiduciary services primarily to clients of Cain Watters & Associates P.C. The Bank, Cain Watters & Associates P.C., and III:I Financial Management Research, L.P. have entered into an advisory services agreement related to the trust operations.

Market Area

Our principal banking markets include Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. We currently operate through a main office located at 16000 Dallas Parkway, Dallas, Texas. We also serve niche markets nationally that include loans to dentists and small business lending under programs through the U.S. Small Business Administration and the U.S. Department of Agriculture.

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

Lending Services

Lending Policy

We offer a full range of lending products, including commercial loans to small- to medium-sized businesses and professional concerns, real estate loans and loans to individuals. We compete for these loans with competitors who are well established in our primary market area and have greater resources and lending limits. As a result, we currently have to offer more flexible pricing and terms to attract borrowers.

The Bank’s delegations of authority, which are approved by the Board of Directors, provide for various levels of officer lending authority. The Bank has an independent review that evaluates the quality of loans on a periodic basis and determines if loans are originated in accordance with the guidelines established by the Board of Directors. Additionally, our Board of Directors has formed a Directors’ Loan Committee with members determined by board resolution to provide the following oversight:

•	ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;
•	approve loans with net bank exposure over $750,000;
•	monitor delinquent and non-accrual loans;
•	monitor overall loan quality through review of information relative to all new loans;
•	monitor our loan review systems; and
•	review the adequacy of the loan loss reserve.

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

Consumer Installment Loans

On a limited basis, the Bank makes loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. These loans are typically to the principals and employees of our business customers. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. The principal competitors for consumer loans are the established banks and finance companies in our market.

Portfolio Composition

The following table sets forth the composition of the Bank’s loan portfolio at December 31, 2013. Loan balances do not include undisbursed loan proceeds, unearned income, sold guaranteed portions of loans held for sale, or allowance for loan losses.

Portfolio Percentage at December 31, 2013
Commercial and industrial	66%
Real Estate – mortgage	16%
Real Estate – construction	5%
SBA 7a	6%
SBA 504	4%
USDA	1%
Consumer installment	2%
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

Deposit Services

Deposits are the major source of the Bank’s funds for lending and other investment activities. Additionally, we also generate funds from loan principal repayments and prepayments. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. The Bank considers the majority of its regular savings, demand, NOW, and money market deposit accounts to be core deposits. These accounts comprised approximately 47% of the Bank’s total deposits at December 31, 2013. The Bank’s remaining deposits were composed of time deposits less than $100,000, which comprised 4% of total deposits, and time deposits of $100,000 and greater, which comprised approximately 49% of total deposits at December 31, 2013. The Bank believes it is very competitive in the types of accounts and interest rates we offer on deposit accounts, in particular money market accounts and time deposits. We actively solicit these deposits through personal solicitation by our officers and directors, advertisements published in the local media, and through our Internet banking strategy.

Trust Services

Since August 2006, the Bank has offered traditional fiduciary services, such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. The Bank’s trust department works with our customers and their financial advisors to define objectives, goals and strategies for their investment portfolios and tailor their investment portfolios accordingly. As of December 31, 2013, the Bank had approximately $1.0 billion in trust assets under management.

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

Employees

The success of the Bank depends, in significant part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank currently has 35 full-time equivalent employees. None of the Bank’s employees are represented by a collective bargaining agreement. The Bank believes that its relations with its employees are good.

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

Regulatory Agencies

As a registered bank holding company, the Company is subject to the supervision and regulation of the Federal Reserve and, acting under delegated authority, the Federal Reserve Bank of Dallas pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  As a national bank, the Bank is subject to the supervision and regulation of the Office of the Comptroller of the Currency (the “Comptroller”).

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

National Banking Associations. Banks organized as national banking associations under the National Bank Act are subject to regulation and examination by the Comptroller.  The supervision and regulation by the Office of the Comptroller of the Currency (the “OCC” or “Comptroller”) of banks is primarily intended to protect the interests of depositors. The National Bank Act:

•	requires each national banking association to maintain reserves against deposits,

•	restricts the nature and amount of loans that may be made and the interest that may be charged, and

•	restricts investments and other activities.

Deposit Insurance.  Substantially all of the deposits of the Bank are insured up to applicable limits (currently $250,000 per depositor) by the DIF (as defined below) of the FDIC and the Bank must pay deposit insurance assessments to the FDIC for such deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the deposit insurance fund) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose shortages in special assessments to cover the Deposit Insurance Fund (DIF).

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

Payment of Dividends.  The Company is a legal entity separate and distinct from the Bank. The Company receives most of its revenue from dividends paid to the Company by the Bank. Described below are some of the laws and regulations that apply when the Bank pays or paid dividends.

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

Under the federal capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized”, a bank holding company must have a total risk-based capital ratio and a Tier 1 risk-based capital ratio of at least 10% and 6%, respectively, and a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. At December 31, 2013, the respective capital ratios of the Bank exceeded the minimum percentage requirements to be deemed “well capitalized” under applicable Federal Reserve and Comptroller capital rules.

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

On July 2, 2013, the Federal Reserve, and on July 9, 2013, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and our subsidiary bank. The Basel III Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.

The Basel III Rules include new risk-based and leverage capital ratio requirements which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and our subsidiary bank under the Basel III Rules are: (i) a new common equity Tier 1(CET1) risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

The Basel III Rules will also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including our subsidiary bank, if their capital levels do not meet certain thresholds. These revisions are to be effective January 1, 2015. The prompt corrective action rules will be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the revised prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).

The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.

In addition, the final rule includes certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to opt-out out of the onerous requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital. Overall, the rule provides some important concessions for smaller, less complex financial institutions.

The Basel III Rules generally become effective beginning January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Basel III Rules will also have phase-in periods. The Company must comply with the final Basel III Rules beginning on January 1, 2015.

Prompt Corrective Action

The federal banking agencies have issued regulations pursuant to the FDIA defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A bank that may otherwise meet the minimum requirements to be classified as well-capitalized, adequately capitalized, or undercapitalized may be treated instead as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. Under the prompt corrective action regulations, a bank that is deemed to be undercapitalized or in a lesser capital category will be required to submit to its primary federal banking regulator a capital restoration plan and to comply with the plan. The Basel III Rules revise the prompt corrective action framework.  See “Capital Requirements” above.

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

Restrictions on Transactions with Affiliates and Loans to Insiders

The Bank is subject to the provisions of Section 23A of the Federal Reserve Act (the “Affiliates Act”), as such provisions are made applicable to state non-member banks by Section 18(i) of the Federal Deposit Insurance Act. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank.

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

Concentrated Commercial Real Estate Lending Regulations

The federal banking agencies, including the Comptroller have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements:  including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2013, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending.

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

On January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amend the Truth in Lending Act and Regulation Z promulgated thereunder. Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer's ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014, though the CFPB allowed for certain temporary exemptions for banks with assets under $2 billion and that originated less than 500 mortgage loans in 2013.

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

Regulatory Reform and Legislation

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or our subsidiaries could have a material effect on the Company’s business, financial condition and results of operations.

Effect of governmental monetary policies.

The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the Federal Reserve. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits. We cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and our earnings.

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

Since we commenced operations in 2004, we have had an intermittent history of experiencing profits.

Our profitability will depend on the Bank’s profitability. We were profitable in 2006 and 2007, experienced significant and material losses for the years 2008 through 2011, and were profitable in 2012 and 2013. We have not yet recovered all of our start up costs and losses incurred and as such, at December 31, 2013, we had an accumulated deficit account of approximately $1.9 million. Our success will depend, in large part, on our ability to attract and retain deposits and customers for our services. If we are ultimately unsuccessful, you may lose part or all of the value of your investment.

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

We may be subject to more stringent capital and liquidity requirements which would adversely affect our net income and future growth.

On July 2, 2013, the Federal Reserve, and on July 9, 2013, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in capital rules and to address relevant provisions of the Dodd-Frank Act.

The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increases capital ratios for all banking organizations and introduces a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We have the one-time option in the first quarter of 2015 to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculation. The Company is considering whether to opt-out in order to reduce the impact of market volatility on our regulatory capital levels. The final rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period.

The final rule becomes effective for us on January 1, 2015. We have conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013 and have determined that we meet all of these new requirements, including the full capital conservation buffer, as if these new requirements had been in effect on that date.

Although we currently cannot predict the specific impact and long-term effects that Basel III will have on our Company and the banking industry more generally, the Company will be required to maintain higher regulatory capital levels which could impact our operations, net income and ability to grow. Furthermore, the Company’s failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

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

The Company is subject to environmental risks associated with owning real estate or collateral.

The cost of cleaning up or paying damages and penalties associated with environmental problems could increase the Company's operating expenses. When a borrower defaults on a loan secured by real property, the Company may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. The Company may also take over the management of commercial properties whose owners have defaulted on loans. The Company also owns and leases premises where branches and other bank facilities are located. While the Company's lending, foreclosure and facilities policies and guidelines are intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Company may own, acquire, manage or occupy. Environmental laws could force the Company to clean up the properties at the Company's expense. It may cost much more to clean a property than the property is worth and it may be difficult or impossible to sell contaminated properties. The Company could also be liable for pollution generated by a borrower's operations if the Company takes a role in managing those operations after a default.

The success of our trust services is dependent upon market fluctuations and a non-diversified source for its growth.

Since August 2006, we have offered traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. As of December 31, 2013, the Bank had approximately $1.0 billion in trust assets under management. To date, virtually all of the growth in our assets under management relates to a registered investment advisor who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. Furthermore, the level of assets under management is significantly impacted by the market value of the assets which has increased each year after the sharp decline during 2008. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

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

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. There were losses from charge-offs in the dental portfolio of $1,500 during 2012. In 2013, we had net losses from charge-offs of $123,000 representing 0.19% of year end dental portfolio assets. At December 31, 2013, our loan portfolio included $65.2 million of loans, approximately 56.4% of our total funded loans, to the dental industry, including practice acquisition loans, dental equipment loans, and dental facility loans. We believe that these loans are conservatively underwritten to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental industry in general, we may incur significant losses in our loan portfolio as a result of this concentration.

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

Our per customer lending limit at December 31, 2013 was approximately $3.3 million, subject to further reduction based on regulatory criteria. Accordingly, the size of loans which we can offer to potential customers is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

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

We are subject to extensive government regulation and supervision, which could constrain our growth and profitability.

The Company is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the interests of shareholders.  These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Federal and state statutes and related regulations, including tax policy and corporate governance rules, can significantly affect the way in which bank holding companies, and public companies in general, conduct business.

Changes to federal or state statutes, regulations or regulatory and tax policies, including changes in interpretation or implementation of new and existing statutes, regulations or policies, or new laws, regulation could affect the Company in substantial and unpredictable ways, including subjecting the Company to additional operating, tax, governance and compliance costs, increasing the Company’s deposit insurance premiums, limiting the types of assets the Company may be allowed hold, limiting the types of financial services and products the Company may offer and/or increasing competition from other non-bank providers of financial services.

The Dodd-Frank Act, implements significant changes to the regulation of the financial services industry and includes many reforms and provisions that have affected or are likely to affect the Company. Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on the Company, its customers or the financial industry generally.

The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The ongoing broad rulemaking powers of the CFPB and its UDAAP authority have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services.

In July 2013, the Federal Reserve, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and their holding companies (subject to certain exceptions not applicable to the Company). Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and the Bank. The Basel III Rules generally become effective beginning January 1, 2015. The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to certain categories of assets. The Basel III Rules also include new risk-based and leverage capital ratio requirements and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The Basel III Rules also create a new common equity Tier 1 risk-based capital ratio. Common Equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments. The Basel III Rules also establish a “capital conservation buffer” above the new regulatory minimum risk-based capital requirements. The new capital conservation buffer requirement is to be phased in beginning in January 2016 and will increase each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Bank is subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties. Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to the Bank's performance under the fair lending laws and regulations could adversely impact the Bank's rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the Bank's reputation, business, financial condition and results of operations.

See the section entitled “Supervision and Regulation” contained in Item 1, “Business,” for additional information regarding the supervisory and regulatory issues facing the Company.

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

Furthermore, our customers could incorrectly blame the Company and terminate their accounts with the Company for a cyber-incident which occurred on their own system or with that of an unrelated third party. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.

Finally, on February 12, 2013, the Obama Administration released an executive order, Improving Critical Infrastructure Cybersecurity, referred to as the Executive Order, which is focused primarily on government actions to support critical infrastructure owners and operators in protecting their systems and networks from cyber threats. The Executive Order requires the development of risk-based cybersecurity standards, methodologies, procedures, and processes, a so-called “Cybersecurity Framework,” that can be used voluntarily by critical infrastructure companies to address cyber risks. The Executive Order also will steer certain private sector companies to comply voluntarily with the Cybersecurity Framework. It is unclear at this time what impact the Executive Order will have on our internet-based systems and online commerce security.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is thinly traded and, therefore, you may have difficulty selling shares.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TBNC.OB”; however, we have no ability to ensure that an active market will exist in the future or that shares can be liquidated without delay. The average daily trading volume in our stock during 2013 was 800 shares.

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

Item 2.          Properties.

Our main office is currently located at 16000 Dallas Parkway, Dallas, Texas 75248. We occupy 4,357 square feet of the main lobby-accessed ground floor of a multi-story office building at that address. The lease for our main office began on January 1, 2004 and is for a term of 125 months.  We subsequently leased an additional 3,493 square feet on the second floor of the same building to house our trust and operations areas. The lease began on June 1, 2006, and was for a term of 64 months. The lease was amended effective as of February 1, 2011, and is for a term of 40 months and expires on May 31, 2014. The leases also call for the Bank to pay for a pro rata share of operating, tax and electric costs above a certain base amount.

During the second quarter of 2013, the Bank acquired a two story, 33,000 square foot commercial office building with the intent to re-locate its main office to that location at or prior to the termination of the lease covering the Bank’s current main office. The purchased building is located within a quarter mile of the Bank’s current main office. The building is approximately 64% leased and the Bank anticipates that it will occupy approximately 11,000 square feet of the vacant space, or 33% of the building.

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

	High	Low
2013
Fourth Quarter	$4.80	$4.10
Third Quarter	$4.50	$3.80
Second Quarter	$3.95	$3.35
First Quarter	$3.40	$2.95

2012
Fourth Quarter	$3.20	$2.65
Third Quarter	$3.03	$2.51
Second Quarter	$3.08	$1.86
First Quarter	$4.00	$1.50

On March 15, 2014, we had 331 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to the Company’s 2005 Stock Incentive Plan, which constitutes the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders. The Company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the Company’s stockholders.

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

Business Strategy

We believe we can effectively compete as a community bank in our market area and the niche markets we serve. We focus our marketing efforts in three areas. We serve our local geographic market which is the Dallas - Fort Worth metropolitan area. We serve the dental and other health professional industries through a centralized loan and deposit platform that operates out of our main office in Dallas, Texas and serves clients in 30 states. Since the fourth quarter, 2012, we have expanded to serve the small business community by offering loans guaranteed by the SBA as well as the U.S. Department of Agriculture (“USDA”). We are registered in Colorado and Oregon as a lender and our employees maintain home offices in those states from which we originate and underwrite those loans. We anticipate that these loans will also be originated nationwide.

We offer a broad range of commercial and consumer banking services primarily to small to medium-sized businesses and their employees. Because of our technological capabilities, including worldwide free ATM withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, we believe we can be the primary bank for most customers no matter where they are located. We believe that meeting the needs of our customers and making their banking experience more efficient leads to increased customer loyalty. In addition to our traditional banking services, we offer trust services to individuals and benefit plans.

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

2013 Executive Overview

Financial Highlights

The following were significant factors related to 2013 results as compared to 2012.

Net income for 2013 was $4.1 million, or $1.01 diluted per common share, compared to $2.1 million, or $0.58 diluted per share in 2012. For the year ended December 31, 2013, return on average assets was 3.20% and return on average equity was 23.28%. For the year ended December 31, 2012, return on average assets was 1.98% and return on average equity was 14.82%.

Net interest income increased $931,000 for the year ending 2013 to $6.2 million compared to $5.3 million for the year ending 2012. Net interest margin decreased slightly from 5.2% for 2012 to 5.1% for 2013.

Non-interest income increased $4.0 million in 2013, which included an increase of $2.0 million in gain on sale of loans and an increase of $1.9 million in Trust management fees.

Non-interest expense increased $2.4 million in 2013, which included an increase of $1.0 million in salaries and employee benefits and $954,000 increase in Trust consulting fees.

The Company recorded a provision for loan losses of $1.2 million for the year ended December 31, 2013 compared to a credit of $168,000 in 2012. The Company had net charge-offs of $218,000 for the year ended December 31, 2013 and net recoveries of $154,000 for the year ended December 31, 2012.

Total assets at December 31, 2013 increased $30.1 million, or 26.3%, to $144.5 million, compared to $114.4 million at December 31, 2012. This increase was primarily due to an increase in commercial and SBA loans. Our loans held for investment increased $19.7 million, or 21.3%, to $112.3 million as of December 31, 2013, compared to $92.6 million as of December 31, 2012. At December 31, 2013, a receivable of $7.5 million was recorded for SBA loans that were sold as of December 31, 2013, but the sales proceeds were not received until January 2014.

Nonperforming assets increased 15.4%, from $1.3 million as of December 31, 2012 to $1.5 million as of December 31, 2013. Ratios of nonperforming assets as a percentage of total assets decreased from 1.16% at December 31, 2012 to 1.04% at December 31, 2013.

Recent Developments

At a regular meeting of the board of directors held on March 26, 2014, the Compensation Committee recommended, and the board approved, an amendment to the Amended and Restated Executive Employment Agreement, dated March 28, 2013, by and between T Bancshares, Inc., T Bank N.A., and Patrick Howard. The amendment increases Mr. Howard’s base salary from $170,000 annually to $212,500 annually. No other terms or conditions of Mr. Howard’s employment agreement were amended or modified.  The amendment is effective April 1, 2014.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the collectability of loans based on historical experience and the borrower’s ability to repay, the nature and volume of the portfolio, information about specific borrower situations and the estimated value of any underlying collateral, economic conditions and other factors. The allowance consists of general and specific reserves. The specific component relates to loans that are individually evaluated and determined to be impaired. This evaluation is often based on significant estimates and assumptions due to the level of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to change. The general component relates to the entire group of loans that are evaluated in the aggregate based primarily on industry historical loss experience adjusted for current economic factors. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate. As of December 31, 2013, the allowance for loan losses was $2.3 million, which represented approximately 2.05% of total loans.

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

Income taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Prior to 2013, the Company has provided a 100% valuation allowance for its net deferred tax asset due to the Company’s recent net operating loss history. No valuation allowance for deferred tax assets was recorded at December 31, 2013, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings for the years ended December 31, 2013 and 2012. Positions taken by the Company in preparing the consolidated federal tax return are subject to the review of the Internal Revenue Service or to reinterpretation based on management’s ongoing assessment of facts and evolving case law, and as such, positions taken by management could result in a material adjustment to the financial statements.

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

Write−downs on foreclosed real estate assets at the time of transfer are made through the allowance for loan losses. Write−downs subsequent to transfer are included in our noninterest expenses, along with operating income, net of related expenses of such properties and gains or losses realized upon disposition.

Stock based compensation

The fair value of the Company’s employee stock options is estimated at the date of grant using the Modified Black-Scholes-Merton option pricing model. In calculating the fair value of the options, management makes assumptions regarding the risk-free rate of return, the expected volatility of our common stock and the expected life of the options.

For the years ended December 31, 2013 and 2012, we recorded expense of $9,000 and $27,000, respectively, for outstanding option grants.

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

At December 31, 2013, securities available for sale consisted of U.S. government agencies and mortgage-backed securities guaranteed by U.S. government agencies. The Company has no securities held to maturity. Restricted securities consisted of Federal Reserve Bank of Dallas (“FRB”) stock, having an amortized cost and fair value of $528,000, and Federal Home Loan Bank of Dallas (“FHLB”) stock, having an amortized cost and fair value of $702,000. The weighted average yield for the securities was 2.36% at December 31, 2013.

At December 31, 2012, securities available for sale consisted of U.S. government agencies and mortgage-backed securities guaranteed by U.S. government agencies. The Company has no securities held to maturity. Restricted securities consisted of FRB stock, having an amortized cost and fair value of $459,000, FHLB stock, having an amortized cost and fair value of $665,000. The weighted average yield for the securities was 2.65% at December 31, 2012.

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2013 and 2012:

	As of December 31,
	2013		2012
(000's)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,865	$5,652	$5,955	$6,127
Mortgage-backed securities	3,711	3,619	3,236	3,450
Securities, restricted:
Other	1,230	1,230	1,124	1,124
Total	$10,806	$10,501	$10,315	$10,701

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities available for sale as of December 31, 2013. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(000's), except percentages	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$-	-%	$5,014	2.32%	$851	3.99%	$5,865	2.57%
Mortgage-backed securities	-	-	512	2.00	-	-	3,199	2.37	3,711	2.32
Securities, restricted:
Other	-	-	-	-	-	-	-	-	1,230	-
Total	$-	-%	$512	2.00%	$5,014	2.32%	$4,050	2.71%	$10,806	2.53%

Loan Portfolio Composition

Commercial and industrial loans comprise the largest group of loans in our portfolio amounting to $76.4 million, or 66.1% of the total loan portfolio, at December 31, 2013, which is up from $66.4 million, or 70.4% of the total loan portfolio, at December 31, 2012. Commercial real estate loans comprise the second largest group of loans in the portfolio.  At December 31, 2013, commercial real estate loans totaled $24.1 million, or 20.8% of the total loan portfolio, compared to $25.2 million, or 26.7%, at year end in prior year. The following table sets forth the composition of our loan portfolio:

	As of December 31,
(000's)	2013		2012
Commercial and industrial	$76,445	66.1%	$66,433	70.4%
Consumer installment	1,826	1.6%	829	0.9%
Real estate — mortgage	18,310	15.8%	19,881	21.1%
Real estate — construction and land	5,756	5.0%	5,296	5.6%
SBA 7a unguaranteed portion	7,031	6.1%	258	0.2%
SBA 504	5,174	4.5%	1,687	1.8%
USDA	1,007	0.9%	-	-
Other	10	0.0%	12	0.0%
	115,559	100.0%	94,396	100.0%
Less:
Allowance for loan losses	2,318		1,338
Deferred loan fees/costs	(69)		73
Discount on loans purchased	1,029		429
	$112,281		$92,556

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2013, our loan portfolio included $65.2 million of loans, approximately 56.4% of our total funded loans, to the dental industry, as compared to $63.8 million, or 67.9% of total funded loans, at December 31, 2012. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated to replace loans which have paid off or reduced balances as a result of payments, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

As of December 31, 2013, 26.1% of the loan portfolio consisting of commercial, consumer and real estate loans, or $30.1 million, matures or re-prices within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding at December 31, 2013 and 2012, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2013
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$6,239	$12,886	$17,129	$38,112	$2,079	$76,445
Consumer installment	1,502	324	-	-	-	1,826
Real estate — mortgage	5,666	5,381	3,002	2,485	1,776	18,310
Real estate — construction and land	4,598	363	795	-	-	5,756
SBA 7a unguaranteed portion	6,949	-	-	82	-	7,031
SBA 504	5,174	-	-	-	-	5,174
USDA	-	-	1,007	-	-	1,007
Other	10	-	-	-	-	10
Total	$30,138	$18,954	$21,933	$40,679	$3,855	$115,559

	As of December 31, 2012
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$4,809	$9,898	$20,088	$29,517	$2,121	$66,433
Consumer installment	320	443	-	66	-	829
Real estate — mortgage	5,128	6,490	5,288	454	2,521	19,881
Real estate — construction and land	4,417	218	661	-	-	5,296
SBA 7a unguaranteed portion	258	-	-	-	-	258
SBA 504	1,687	-	-	-	-	1,687
Other	12	-	-	-	-	12
Total	$16,631	$17,049	$26,037	$30,037	$4,642	$94,396

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

Non-performing assets include non-accrual loans, loans 90 days past due and still accruing, OREO and other repossessed assets. Non-performing assets increased $175,000 to $1.5 million at December 31, 2013, as compared to $1.3 million at December 31, 2012. Nonaccrual loans include two commercial and industrial loans totaling $750,000 at December 31, 2013, as compared to two commercial and industrial loans totaling $190,000 at December 31, 2012. Foreclosed assets at December 31, 2013 and 2012 includes one commercial property with carrying value of $749,000 and $874,000 at December 31, 2013 and 2012, respectively.

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

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	As of December 31,
(000's)	2013		2012
Allocated:	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Commercial and industrial	$750	0.52%	$190	0.17%
Total nonaccrual loans	750	0.52	190	0.17
Loans 90 days past due and accruing	-	-	259	0.23
Foreclosed assets	749	0.52	874	0.76%
Total non-performing assets	$1,499	1.03%	$1,323	1.16%
Restructured loans	$1,591	1.10%	$1,758	1.54%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $263,000 and $142,000 during the years ended December 31, 2013 and 2012, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2013 and 2012, income would have increased by approximately $29,000 and $13,000, respectively.

Restructured loans are considered “troubled debt restructuring” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2013, we have $1.6 million in loans considered troubled debt restructurings, of which $841,000 were not on nonaccrual. As of December 31, 2012, we have $1.8 million in loans considered troubled debt restructurings that were not on nonaccrual.

There were no loans past due 90 days and still accruing interest at December 31, 2013. We had one real estate loan for $259,000 past due 90 and still accruing interest at December 31, 2012.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2013, we had two borrower relationships with loans of this type totaling $1.7 million, which were not included in nonaccrual or restructured loans.

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

The allowance for loan losses amounted to $2.3 million at December 31, 2013 and $1.3 million at December 31, 2012. During the year ended December 31, 2013, the Bank had charge-offs of $226,000 compared to $24,000 for the year ended December 31, 2012. The total reserve percentage increased to 2.05% at year-end 2013 from 1.42% of loans at December 31, 2012. On February 14, 2014, a dental customer with indebtedness to the Bank of approximately $1.1 million filed for bankruptcy under Chapter 11. The outcome or ultimate success of the re-organization cannot be predicted at this time. We believe the conditions which gave rise to the borrower’s bankruptcy existed as of December 31, 2013. Therefore, we measured the loan for impairment and set aside a reserve in the amount of $843,000 for potential future losses on the loan. Based on an analysis performed by management at December 31, 2013, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

The table below presents a summary of our loan loss experience for the past five years:

(000's), except percentages	2013	2012	2011	2010	2009
Balance at January 1,	$1,338	$1,352	$1,754	$1,713	$1,638

Charge-offs:
Commercial and industrial	225	24	262	1,224	933
Consumer installment	1	-	-	4	88
Real estate – construction and land	-	-	-	129	282
Total charge-offs	226	24	262	1,357	1,303

Recoveries:
Commercial and industrial	3	125	13	547	9
Consumer installment	-	26	3	-	-
Real estate – construction and land	6	27	57	-	-
Total recoveries	9	178	73	547	9

Net charge-offs (recoveries)	217	(154)	189	810	1,294

Provision (credit) for loan losses	1,197	(168)	(213)	851	1,369
Balance at December 31,	$2,318	$1,338	$1,352	$1,754	$1,713

Loans at year-end	$115,559	$94,396	$83,712	$96,075	$123,283
Average loans	106,527	86,876	89,725	111,556	122,814

Net charge-offs (recoveries)/average loans	0.20%	-0.18%	0.21%	0.73%	1.05%
Allowance for loan losses/year-end loans	2.05	1.42	1.61	1.83	1.39
Total provision (credit) for loan losses/average loans	1.12%	-0.19%	-0.24%	0.76%	1.11%

The following table sets forth the specific allocation of the allowance for years ended December 31, 2013 and 2012 and the percentage of allocated possible loan losses in each category to total gross loans:

	As of December 31,
(000's), except percentages	2013		2012
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,805	66.1%	$1,007	75.2%
Consumer installment	24	1.6	12	0.9
Real estate — mortgage	229	15.8	259	19.4
Real estate — construction and land	74	5.0	60	4.5
SBA	166	10.6	-	-
USDA	20	0.9	-	-
Total allowance for loan losses	$2,318	100.0%	$1,338	100.0%

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

The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits:

	As of December 31,
(000's), except percentages	2013			2012
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$15,793	16.7%	0.00%	$14,910	18.4%	0.00%
NOW accounts	3,092	3.3	0.25	3,319	4.1	0.27
Money market accounts	28,696	30.3	0.47	27,366	33.8	0.53
Savings accounts	801	0.8	0.50	399	0.5	0.50
Certificates of deposit less than $100,000	3,748	3.9	1.21	5,267	6.5	2.19
Certificates of deposit $100,000 or more	42,664	45.0	0.75	29,736	36.7	1.72

Total average deposits	$94,794	100.0%	0.65%	$80,997	100.0%	1.19%

The following table presents maturity of our domestic certificates of deposits and other time deposits of $100,000 or more at December 31, 2013 and 2012:

	As of December 31,
(000's)	2013	2012

Three months or less	$12,811	$8,800
Over three months through six months	5,116	5,110
Over six months through twelve months	16,735	11,726
Over twelve months	16,795	7,245

Total	$51,457	$32,881

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

The Bank had cash and cash equivalents of $5.4 million, or 3.8% of total assets, at December 31, 2013. In addition to the on balance sheet liquidity available, the Bank has lines of credit with the FHLB and the FRB, which provides the Bank with a source of off-balance sheet liquidity. As of December 31, 2013, the Bank’s established credit line with the FHLB was $17.7 million, or 12.2% of assets, of which $16.0 million was utilized. The established credit line with the FRB was $20.8 million, or 14.4% of assets, of which none was utilized or outstanding at December 31, 2013. The Bank’s trust operations serve in a fiduciary capacity for approximately $1.0 billion in total market value of assets as of December 31, 2013. Some of these custody assets are invested in cash. This cash is maintained either in a third party money market mutual fund (invested predominately in U.S. Treasury securities and other high grade investments) or in a Bank money market account. Only cash which is fully insured by the FDIC is maintained at the Bank. This cash can be moved readily between the Bank and the third party money market mutual fund.  As of December 31, 2013, there was $35.5 million of cash at the third party money market mutual fund available to transfer to the Bank which would be fully FDIC insured for the trust customers of the Bank.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $3.4 million during 2013 to $20.4 million at December 31, 2013 from $17.0 million at December 31, 2012. The increase was due to net income of $4.1 million in 2013 offset by a $692,000 decrease in the market value of the securities available for sale.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).

To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$21,381	17.20%	$9,945	>	8.00%	$12,431	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	19,818	15.94%	4,972	>	4.00%	7,459	>	6.00%

Tier 1 Capital (to Average Assets)	19,818	13.94%	5,685	>	4.00%	7,106	>	5.00%

As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$16,819	17.57%	$7,658	>	8.00%	$9,572	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	15,621	16.32%	3,829	>	4.00%	5,743	>	6.00%

Tier 1 Capital (to Average Assets)	15,621	13.39%	4,668	>	4.00%	5,835	>	5.00%

As of December 31, 2013, the Company’s capital ratios exceeded these requirements.

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

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 2013, we had commitments to extend credit and standby letters of credit of approximately $12.8 million and $10,000, respectively.

The following is a summary of our contractual obligations, including certain on-balance-sheet obligations, at December 31, 2013:

	As of December 31, 2013
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
Undisbursed loan commitments	$5,234	$-	$-	$7,518	$12,752
Standby letters of credit	10	-	-	-	10
Operating leases	143	139	6	-	288
Certificates of deposit	37,584	16,762	1,108	-	55,454
Borrowed funds	16,000	-	-	-	16,000
Total	$58,971	$16,901	$1,114	$7,518	$84,504

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

	2013 vs 2012
	Increase (Decrease) Due to Change in
	Yield/ Rate	Average Volume	Total
Federal funds sold	$-	$-	$-
Securities and other	(17)	25	8
Loans, net of reserve (1)	(544)	1,196	652
Total earning assets	(561)	1,221	660

NOW	(1)	-	(1)
Money market	(17)	6	(11)
Savings	-	2	2
Certificates of deposit $100,000 or less	(52)	(18)	(70)
Certificates of deposit $100,000 or more	(291)	97	(194)
Borrowed funds	(2)	6	4
Total interest-bearing liabilities	(363)	93	(270)

Changes in net interest income	$(198)	$1,128	$930

	2012 vs 2011
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Total
Federal funds sold	$-	$(1)	$(1)
Securities and other	11	56	67
Loans, net of reserve (1)	(520)	(191)	(711)
Total earning assets	(509)	(136)	(645)

NOW	(7)	1	(6)
Money market	(57)	15	(42)
Certificates of deposit $100,000 or less	(113)	(106)	(219)
Certificates of deposit $100,000 or more	(703)	(170)	(873)
Borrowed funds	(1)	7	6
Total interest-bearing liabilities	(881)	(253)	(1,134)

Changes in net interest income	$372	$117	$489

(1)	Average loans include non-accrual.

Net interest income for the year ended December 31, 2013 increased $930,000, or 17.5%, compared to 2012.  The increase was primarily the result of an increase in the average volume of loans, partly offset by a decrease in the net interest margin. The average volume of loans increased $19.7 million, or 22.7%, in 2013.The average rate paid on interest-bearing liabilities decreased to 0.57% for 2013, compared to 1.06% for 2012, as high rate certificates of deposits matured and were partially replaced with lower rate certificates of deposits and short term advances from the FHLB. The average yield for loans decreased to 6.09% for 2013, compared to 6.70% for 2012. Net interest margin decreased 2.7% to 5.05% for 2013 from 5.19% for 2012.

Net interest income for the year ended December 31, 2012 increased $489,000, or 10.1%, compared to 2011.  The increase was primarily the result of a decrease in the average interest rates paid on interest-bearing liabilities, offset by a decrease in the average yield for loans. The average rate paid on interest-bearing liabilities decreased to 1.06% for 2012, compared to 2.37% for 2011, as high rate certificates of deposits matured and were partially replaced with lower rate certificates of deposits and short term advances from the FHLB. The average yield for loans decreased to 6.70% for 2012, compared to 7.30% for 2011. Net interest margin increased 10.4% to 5.19% for 2012 from 4.70% for 2011.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the years ended December 31, 2013 and 2012.

	Twelve Months Ended December 31,
(000's)	2013			2012
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets
Loans, net of reserve(1)	$106,527	$6,487	6.09%	$86,876	$5,835	6.70%
Federal funds sold	459	1	0.22	392	1	0.22
Securities and other	16,495	276	1.67	15,002	268	1.78
Total earning assets	123,481	6,764	5.48	102,270	6,104	5.97
Cash and other assets	4,425			2,682
Total assets	$127,906			$104,952

Interest-bearing liabilities
NOW accounts	$3,092	8	0.25	$3,319	9	0.27
Money market accounts	28,696	135	0.47	27,366	146	0.53
Savings accounts	801	4	0.50	399	2	0.50
Certificates of deposit less than $100,000	3,748	45	1.21	5,267	115	2.19
Certificates of deposit $100,000 or greater	42,664	320	0.75	29,736	514	1.72
Total interest bearing deposits	79,001	512	0.65	66,087	786	1.19
Borrowed funds	14,235	17	0.12	8,913	13	0.14
Total interest bearing liabilities	93,236	529	0.57	75,000	799	1.06
Noninterest bearing deposits	15,793			14,910
Other liabilities	1,311			997
Stockholders’ equity	17,566			14,045
Total liabilities and stockholders' equity	$127,906			$104,952

Net interest income		$6,235			$5,305
Net interest spread			4.91%			4.91%
Net interest margin			5.05%			5.19%

(1) Includes nonaccrual loans

Provision for Loan Losses

We established a provision for loan losses, which is charged to operations, at a level we believe to be appropriate to absorb probable losses in the loan portfolio. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The provision for loan losses totaled $1.2 million in 2013, compared to a credit for loan losses of $168,000 in 2012. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest Income

The components of non-interest income for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
(000’s)	2013	2012
Trust services	$10,726	$8,851
Gain on sale of loans	2,272	254
Service charges and other income	105	270
Rental income	209	-
Gain on sale of securities	29	-
	$13,341	$9,375

Non-interest income for the year-ended December 31, 2013 increased $4.0 million or 42.6%, as compared to the same period in 2012. Changes in the various components of non-interest income are discussed in more detail below.

Trust income increased $1.8 million, or 20.2%, to $10.7 million for the year ended December 31, 2013 compared to $8.9 million for the same period in 2012. Approximately $860,000 of the increase is due to a 10 basis point fee assessed to the common trust funds managed by the Bank that commenced in December, 2012, with the remaining increase a result of improvements in market values of assets in trust accounts during 2013.

Gain on sale of loans increased $2.0 million to $2.3 million for the year ended December 31, 2013, compared to $254,000 for the same period in 2012. During the year ended December 31, 2013, the Company sold $25.7 million of SBA and USDA loans.

Service fees and other income decreased $165,000 to $105,000 for the year ended December 31, 2013, compared to $270,000, for the same period in 2012. Included in other income during 2012 was $127,000 for proceeds received from the Trust system litigation settlement, which was offset by the same amount in other expenses as part of the same settlement related to the termination of service contract with the Company’s previous trust system vendor. Also included in other income during 2012 was $69,000 for gain on sale of other real estate. Included in other income during 2013 is $24,000 for net servicing fees related to SBA and USDA loans sold during 2013 with servicing retained.

During the second quarter of 2013, the Company purchased an office building located at 16200 Dallas Parkway in Plano, Texas, and recorded rental income of $209,000 during the year ended December 31, 2013.

Gain on sale of securities increased $29,000 for the year ended December 31, 2013. The Company sold available-for-sale securities and recorded a gain of $31,000 during the first quarter of 2013. The Company also sold available-for-sale securities during the fourth quarter of 2013 and recorded a loss of $2,000. There were no sales of securities for the same period in 2012.

Non-interest Expenses

The components of non-interest expense for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
(000’s)	2013	2012
Salaries and employee benefits	$3,706	$2,706
Occupancy and equipment	992	906
Trust expenses	8,395	7,441
Professional fees	425	441
Data processing	790	336
Other expense	892	937
	$15,200	$12,767

Non-interest expense for the year ended December 31, 2013 increased $2.4 million, or 18.8%, to $15.2 million, compared to $12.8 million the same period in 2012. Changes in the various components of non-interest expense are discussed in more detail below.

Salaries and employee benefits increased $1.0 million, or 37.0%, to $3.7 million for the year ended December 31, 2013, compared to $2.7 million for the same period in 2012.  The increase is due to increase in staff, primarily in the SBA lending group, increase in incentive compensation expense, implementation of 401K employer match in 2013, and increase in incentive compensation expense.

Occupancy and equipment expense increased $86,000, or 9.5%, to $992,000 for the year ended December 31, 2013, compared to $906,000 for the same period in 2012. The increase is primarily due to the operating expenses of the office building located at 16200 Dallas Parkway in Plano, Texas, which the Company acquired during the second quarter of 2013.

Expenses related to trust consulting services increased $954,000, or 12.8%, to $8.4 million for the year ended December 31, 2013, compared to $7.4 million for the same period in 2012. Advisory fees are based on total assets held in custody and are paid to a fund advisor to manage the assets in the trust. Similar to trust income, the increase in trust expense is directly attributable to the general improvement in the market values in trust assets.

Professional fees for the year ended December 31, 2013 decreased $16,000, or 3.6%, to $425,000, compared to $441,000 for the same period in 2012 due to decrease in legal expenses.

Data processing fees increased $454,000, or 135.1% to $790,000 for the year ended December 31, 2013, compared to $336,000 for the same period in 2012. The increase was primarily attributable to the conversion of the trust system during the fourth quarter of 2012 to a system with upgraded features to provide enhanced services to our trust customers.

Other expenses for the year ended December 31, 2013 decreased $45,000, or 4.8%, to $892,000, compared to $937,000 for the same period in 2012.

Income Taxes

The income tax provision for the year ended December 31, 2013 was a benefit of $910,000, which included the reversal of a $1.3 million valuation allowance on the Company’s net deferred tax assets. The effective tax rate was 34% for 2013. The net operating loss carry-forward of $3.3 million at December 31, 2012 was fully utilized in 2013. No federal tax expense or benefit was recorded for the year ended December 31, 2012 based upon prior net operating losses and the Company’s carry-forward of those losses. The Company fully reserved the federal tax benefit of these losses in 2012.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of tax computed by applying statutory federal and state income tax rates before income taxes, can be found in Note 10 “Income Taxes” to the consolidated financial statements of this annual report on Form 10-K.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.

Because the registrant is a smaller reporting company, disclosure under this item is not required.

Item 8.          Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
T Bancshares, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of T Bancshares, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2013 and 2012.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T Bancshares, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Houston, Texas
March 31, 2014

T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 and 2012

(000's) except share amounts	2013	2012
ASSETS
Cash and due from banks	$1,077	$1,795
Interest-bearing deposits	4,312	4,706
Federal funds sold	55	327
Total cash and cash equivalents	5,444	6,828
Securities available for sale at estimated fair value	9,271	9,577
Securities, restricted at cost	1,230	1,124
Loans held for sale	2,120	1,305
Loans, net of allowance for loan losses of $2,318 and $1,338, respectively	112,281	92,556
Bank premises and equipment, net	2,452	265
Other real estate owned	749	874
Deferred tax assets, net	1,301	-
Receivable for loans sold	7,465	-
Other assets	2,231	1,902
Total assets	$144,544	$114,431

LIABILITIES
Demand deposits:
Noninterest-bearing	$16,302	$16,762
Interest-bearing	34,047	26,953
Time deposits $100,000 and over	51,457	32,881
Other time deposits	3,997	4,078
Total deposits	105,803	80,674
Borrowed funds	16,000	15,000
Other liabilities	2,308	1,730
Total liabilities	124,111	97,404

SHAREHOLDERS’ EQUITY
Common Stock, $ .01 par value; 10,000,000 shares authorized; 4,021,932 shares issued and outstanding	40	40
Additional paid-in capital	22,631	22,622
Retained deficit	(1,933)	(6,022)
Accumulated other comprehensive income (loss)	(305)	387
Total shareholders' equity	20,433	17,027
Total liabilities and shareholders' equity	$144,544	$114,431

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2013 and 2012

(000's) except per share amounts	2013	2012
Interest Income
Loan, including fees	$6,487	$5,835
Securities	261	254
Federal funds sold	1	1
Interest-bearing deposits	15	14
Total interest income	6,764	6,104
Interest Expense
Deposits	512	786
Borrowed funds	17	13
Total interest expense	529	799
Net interest income	6,235	5,305
Provision (credit) for loan losses	1,197	(168)
Net interest income after provision (credit) for loan losses	5,038	5,473
Noninterest Income
Trust income	10,726	8,851
Gain on sale of loans	2,272	254
Service fees and other income	105	270
Rental income	209	-
Gain on sale of securities	29	-
Total noninterest income	13,341	9,375
Noninterest Expense
Salaries and employee benefits	3,706	2,706
Occupancy and equipment	992	906
Trust expenses	8,395	7,441
Professional fees	425	441
Data processing	790	336
Other	892	937
Total noninterest expense	15,200	12,767
Income before income taxes	3,179	2,081
Income tax benefit	(910)	-
Net Income	$4,089	$2,081

Earnings per common share:
Basic	1.02	0.58
Diluted	1.01	0.58
Weighted average common shares outstanding	4,021,932	3,601,220
Weighted average diluted shares outstanding	4,031,984	3,605,188

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2013 and 2012

(000's)	2013	2012
Net Income	$4,089	$2,081
Other comprehensive income (loss):
Securities available for sale:
Unrealized appreciation (depreciation) on investment securities available-for-sale	(570)	269

Gain on sale distributed to third party issuer	(93)	-
Gain on sale included in net income	(29)	-
Reclassification adjustment for gain on sales	(122)	-
Total securities available for sale	(692)	269
Comprehensive income	$3,397	$2,350

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013 and 2012

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2012	$19	$18,616	$(8,103)	$118	$10,650
Net income			2,081		2,081
Other comprehensive income				269	269
Net proceeds from rights offering and limited public offering	21	3,979			4,000
Stock based compensation		27			27
BALANCE, December 31, 2012	$40	$22,622	$(6,022)	$387	$17,027
Net income			4,089		4,089
Other comprehensive loss				(692)	(692)
Stock based compensation		9			9
BALANCE, December 31, 2013	$40	$22,631	$(1,933)	$(305)	$20,433

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013 and 2012

(000's)	2013	2012
Cash Flows from Operating Activities
Net income	$4,089	$2,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	1,197	(168)
Depreciation and amortization	177	139
Accretion of discount on loans	(111)	(74)
Securities premium amortization, net	47	46
Impairment of other real estate owned	125	121
Net (gain) loss on sale of securities	(29)	-
Net gain on sale of real estate owned	-	(69)
Origination of loans held for sale	(27,191)	(6,028)
Proceeds from sales of loans held for sale	28,069	4,977
Net gain on sale of loans	(2,272)	(254)
Stock based compensation	9	27
Receivable for sold loans	(7,465)	-
Deferred income taxes	(1,301)	-
Net change in:
Other assets	251	103
Other liabilities	578	289
Net cash provided by (used in) operating activities	(3,827)	1,190
Cash Flows from Investing Activities
Purchase of securities available for sale	(128,586)	(76,453)
Principal payments, calls and maturities of securities available for sale	1,927	3,593
Proceeds from sale of securities available for sale	126,348	69,999
Payment to third party for gain-sharing arrangement	(93)	-
Purchase of securities, restricted	(2,925)	(653)
Proceeds from sale of securities, restricted	2,819	540
Net change in loans	(20,812)	(10,036)
Proceeds from sale of other real estate owned	-	803
Purchases of premises and equipment	(2,364)	(87)
Net cash used in investing activities	(23,686)	(12,294)
Cash Flows from Financing Activities
Net change in demand deposits	6,634	(31,549)
Net change in time deposits	18,495	998
Proceeds from borrowed funds	463,700	254,459
Repayment of borrowed funds	(462,700)	(239,459)
Net proceeds from rights offering	-	4,000
Net cash provided by (used in) financing activities	26,129	(11,551)
Net change in cash and cash equivalents	(1,384)	(22,655)
Cash and cash equivalents at beginning of year	6,828	29,483
Cash and cash equivalents at end of year	$5,444	$6,828

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$528	$826
Income taxes	$80	$-

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

The Bank serves its local geographic market which is the Dallas - Fort Worth metropolitan area. The Bank also serves the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas and serves clients in 30 states. Since the fourth quarter of 2012, the Bank expanded operations to serve the small business community by offering loans guaranteed by the Small Business Administration (“SBA”) as well as the U.S. Department of Agriculture (“USDA”). The Bank is registered in Colorado and Oregon as a lender and its employees maintain home offices in those states from which the Bank can originate and underwrite those loans.

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

At December 31, 2013, the Bank’s loan portfolio consisted of approximately $65.2 million, or 56.4% of the loan portfolio, in loans to dentists and dental practices. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

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

Securities

Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. Securities held for resale are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the FRB and the FHLB, are carried at cost. The Company has investments in stock of the FRB and the FHLB as is required for participation in the services offered. These investments are classified as restricted and are recorded at cost.

Interest income includes amortization of purchase premiums and accretion of purchase discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses are recorded on the trade date and determined using the specific identification method. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of amortized cost.

Loans Held for Sale

Loans which are originated or purchased and are intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to non-interest income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. Loans held for sale are primarily comprised of the guaranteed portion of SBA and USDA loans. The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2013 and 2012.

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

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated over the lease term or estimated life, whichever is shorter. Repair and maintenance costs are expensed as incurred.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in the accompanying consolidated balance sheets and totaled $749,000 and $874,000 at December 31, 2013 and 2012, respectively.

Servicing Rights

The guaranteed portion of certain SBA and USDA loans can be sold into the secondary market. Servicing rights are recognized as separate assets when loans are sold with servicing retained. Servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. The Company uses industry prepayment statistics in estimating the expected life of the loans. Management evaluates its servicing rights for impairment quarterly. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis and aggregated by predominate risk characteristics. The initial servicing rights and resulting gain on sale are calculated based on the difference between the best actual par and premium bids on an individual loan basis.

Stock Based Compensation

At December 31, 2013 and 2012, the Company has a share-based employee compensation plan, which is described more fully in Note 11.

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

As of December 31, 2013, the Company recognized a deferred tax asset totaling $1.3 million. As of December 31, 2012, the Company provided a 100% valuation allowance for its net deferred tax asset due to its net operating loss history.

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

The Company files income tax returns in the U.S. federal jurisdiction and state jurisdictions, as applicable. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010.

Earnings Per Share

Basic earnings per share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents. Common share equivalents consist of stock options and warrants and are computed using the treasury stock method.

Outstanding stock options of 27,000 were considered in the diluted earnings per share computations for the years ended December 31, 2013 and 2012, however the remaining 183,000 outstanding options and the 96,750 outstanding warrants were not considered in the per share computation because their effect was anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity.  Accumulated comprehensive income (loss), net for the years ended December 31, 2013 and 2012 is reported in the accompanying consolidated statements of comprehensive income.

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

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 financial statement preparation. These reclassifications had no effect on net income.

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

Accounting Standards Update (ASU) No. 2013-11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar tax loss or tax credit forward if certain criteria are met.  ASU 2013-11 will be effective for fiscal years and interim periods beginning after December 15, 2013, and did not have a significant impact on the Company’s financial position or results of operations.

NOTE 2. SECURITIES

Year-end securities consisted of the following:

	December 31, 2013
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,865	$29	$242	$5,652
Mortgage-backed securities	3,711	14	106	3,619
Total securities available for sale	$9,576	$43	$348	$9,271

Securities, restricted:
Other	$1,230	$-	$-	$1,230

	December 31, 2012
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,955	$181	$9	$6,127
Mortgage-backed securities	3,236	214	-	3,450
Total securities available for sale	$9,191	$395	$9	$9,577

Securities, restricted:
Other	$1,124	$-	$-	$1,124

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or by U.S. government-sponsored agencies. Securities, restricted consists of FRB and FHLB stock which are carried at cost.

During the year ended December 31, 2013, the Company sold $1.2 million of available-for-sale securities which were purchased at par value during the year ended December 31, 2012 from a third party who is an approved Ginnie Mae securities issuer (the “Issuer”). Under the arrangement with the Issuer, in the event the Bank subsequently sold the securities, the Issuer is paid a commission equal to 75% of the calculated gain on the sale. The Company realized a gain on the sale in the amount of $124,000, of which $93,000 was paid to the third party, resulting in a net recorded gain of $31,000 for the year ended December 31, 2013.

Securities with a fair value of $1.3 million and $63,000 at December 31, 2013 and 2012, respectively, were pledged to the Company’s trust department. Securities with a fair value of $878,000 and $1.0 million at December 31, 2013 and 2012, respectively, were pledged to the FRB. Securities with a fair value of $7.1 million and $8.5 million at December 31, 2013 and 2012, respectively, were pledged to secure borrowings at the FHLB.

Certain investments in debt securities are reported in the financial statement at an amount less than their historical cost. The table below indicates the length of time individual investment securities have been in a continuous loss position at December 31, 2013:

	Less than 12 months		12 months or longer		Total
(000’s)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$1,853	$153	$911	$89	$2,764	$242
Mortgage-backed securities	2,179	106	-	-	2,179	106
Total	$4,032	$259	$911	$89	$4,943	$348

As of December 31, 2013, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statements of operations.

The amortized cost and estimated fair value of securities available for sale, at December 31, 2013 and 2012 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	December 31, 2013
(000's)	Amortized Cost	Estimated Fair Value
Due after five years through ten years	$5,014	$4,774
Due after ten years	851	878
Mortgage-backed securities	3,711	3,619
Total	$9,576	$9,271

	December 31, 2012
(000's)	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,000	$1,002
Due after five years through ten years	4,027	4,101
Due after ten years	928	1,024
Mortgage-backed securities	3,236	3,450
Total	$9,191	$9,577

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans held for investment are as follows:

(000's)	December 31, 2013	December 31, 2012
Commercial and industrial	$76,445	$66,433
Consumer installment	1,826	829
Real estate — mortgage	18,310	19,881
Real estate — construction and land	5,756	5,296
SBA:
SBA 7(a) unguaranteed portion	7,031	258
SBA 504	5,174	1,687
USDA	1,007	-
Other	10	12
Gross Loans	115,559	94,396
Less:
Allowance for loan losses	2,318	1,338
Deferred loan fees (costs)	(69)	73
Discount on loans	1,029	429
Net loans	$112,281	$92,556

At December 31, 2013, our loan portfolio included $65.2 million of loans, approximately 56.4% of our total funded loans, to the dental industry, as compared to $63.8 million, or 67.9% of total funded loans, at December 31, 2012. We believe that these loans are to credit worthy borrowers and are diversified geographically.

Periodically, the Company purchases participation interests in residential 1-4 family real estate mortgage loans that are partially or fully government guaranteed from a third party who is an approved Ginnie Mae securities issuer (the “Issuer”). Under the arrangement with the Issuer, in the event the Issuer subsequently pools the loans into a newly issued Ginnie Mae security, the Bank is entitled to receive a fractional percentage varying between 10% and 25% of the ultimate sales price of the securities over the Bank’s basis in the participation interest net of any unearned discount at the time of the securitization. If the loans are not securitized by the Issuer, the discount is accreted to interest income on a level-yield method over the life of the loans. During the year ended December 31, 2013, the Company purchased participation interests in $2.5 million of loans at a discount of $221,000. There were no loans securitized during the year ended December 31, 2013 and as a result no gain was recognized. At December 31, 2013, the unearned discount was $396,000.

During the year ended December 31, 2012, the Bank purchased participation interests in $7.5 million of loans at a discount of $2.3 million. During the year ended December 31, 2012, $4.8 million of these loans were securitized by the Issuer and the Bank recognized a gain of $226,000. At December 31, 2012, the unearned discount was $429,000.

During the last quarter of 2012, the Bank expanded its lending services to serve the small business community by offering 7(a) loans guaranteed by the SBA, loans promulgated under the SBA’s 504 loan program, and loans guaranteed by the USDA. These loans are generally guaranteed by the Agencies up to 75% to 80% of the principal balance. The Company records the guaranteed portion of the loans as held for sale. The Company periodically sells the guaranteed portion of selected SBA and USDA loans into the secondary market, on a servicing-retained basis. In calculating gain on the sale of loans, the Company performs an allocation based on the relative fair values of the sold portion and retained portion of the loan. The Company’s assumptions are validated by reference to external market information.

During the year ended December 31, 2013, the Company sold $25.7 million of SBA and USDA loans, resulting in a gain on sale of loans of $2.3 million. In connection with the sales, the Company recorded a servicing asset of $565,000. For the year ended December 31, 2012, the Company sold $340,000 of SBA loans and recognized a gain of $36,000. As of December 31, 2013 and 2012, the Company had $2.1 million and $1.3 million of SBA loans held for sale.

During December 2013, the Bank sold four SBA loans that did not settle until January 2014. At December 31, 2013, the Bank recorded a receivable for the loans sold of $7.5 million, which consists of $6.7 million for the principal balance of the loans and $800,000 for the premium amount.

Loan Origination/Risk Management.

The Bank maintains written loan origination policies, procedures, and processes which address credit quality at several levels including individual loan level, loan type, and loan portfolio levels.

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

Year-end non-accrual loans and restructured loans, segregated by class of loans, were as follows:

	December 31,	December 31,
(000's)	2013	2012
Non-accrual loans:
Commercial and industrial	$750	$190

Restructured loans:
Commercial and industrial	$1,332	$1,487
Real estate - mortgage	259	271
Total	$1,591	$1,758

Restructured loans are considered “trouble debt restructurings” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. There were no troubled debt restructurings during the year ended December 31, 2013.

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

There were no troubled debt restructurings that defaulted under the modified terms during the years ended December 31, 2013 and 2012. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. As of December 31, 2013 and 2012, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

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

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
2013
Commercial and industrial	$3,719	$1,526	$2,156	$3,682	$927	$2,856	$241
Real estate – mortgage	427	427	-	427	-	441	22
Total	$4,146	$1,953	$2,156	$4,109	$927	$3,297	$263

2012
Commercial and industrial	$2,484	$985	$1,487	$2,472	$120	$2,151	$107
Real estate – mortgage	453	182	271	453	1	131	34
Total	$2,937	$1,167	$1,758	$2,925	$121	$2,282	$141

During the first quarter 2014, a dental customer with indebtedness to the Bank of approximately $1.1 million filed for bankruptcy under Chapter 11. The outcome or ultimate success of the re-organization cannot be predicted at this time. We believe the conditions which gave rise to the borrower’s bankruptcy existed as of December 31, 2013. Therefore, the loan was impaired as of December 31, 2013, and the Bank set aside an impairment reserve in the amount of $843,000 for potential future losses on the loan.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(000's)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
December 31, 2013
Commercial and industrial	$766	$-	$766	$75,679	$76,445	$-
Consumer installment	499	-	499	1,327	1,826	-
Real estate – mortgage	-	-	-	18,310	18,310	-
Real estate – construction and land	-	-	-	5,756	5,756	-
SBA	-	-	-	12,205	12,205	-
USDA	-	-	-	1,007	1,007	-
Other	-	-	-	10	10	-
Total	$1,265	$-	$1,265	$114,294	$115,559	$-

December 31, 2012
Commercial and industrial	$1	$-	$1	$66,432	$66,433	$-
Consumer installment	-	-	-	829	829	-
Real estate – mortgage	289	259	548	19,333	19,881	259
Real estate – construction and land	-	-	-	5,296	5,296	-
SBA	-	-	-	1,945	1,945	-
Other	-	-	-	12	12	-
Total	$290	$259	$549	$93,847	$94,396	$259

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

Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this asset even though partial recovery may be affected in the future.

The following summarizes the Company’s internal ratings of its loans:

		Pass-	Special
(000's)	Pass	Watch	Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial and industrial	$71,930	$582	$1,208	$2,725	$-	$76,445
Consumer installment	1,826	-	-	-	-	1,826
Real estate – mortgage	14,851	882	1,565	1,012	-	18,310
Real estate – construction and land	3,662	1,301	793	-	-	5,756
SBA	12,205	-	-	-	-	12,205
USDA	1,007	-	-	-	-	1,007
Other	10	-	-	-	-	10
Total	$105,491	$2,765	$3,566	$3,737	$-	$115,559

December 31, 2012
Commercial and industrial	$63,018	$676	$943	$1,796	$-	$66,433
Consumer installment	829	-	-	-	-	829
Real estate - mortgage	16,325	911	1,585	1,060	-	19,881
Real estate – construction and land	2,997	160	2,139	-	-	5,296
SBA	1,945	-	-	-	-	1,945
Other	12	-	-	-	-	12
Total	$85,126	$1,747	$4,667	$2,856	$-	$94,396

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013 and 2012, and the change for the years then ended is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total

2013
Beginning Balance	$1,007	$12	$245	$60	$14	$-	$-	$1,338
Provision (credit) for loan losses	1,020	13	(16)	8	152	20	-	1,197
Charge-offs	(225)	(1)	-	-	-	-	-	(226)
Recoveries	3	-	-	6	-	-	-	9
Net (charge-offs) recoveries	(222)	(1)	-	6	-	-	-	(217)
Ending balance	$1,805	$24	$229	$74	$166	$20	$-	$2,318

Period-end amount allocated to:
Loans individually evaluated for impairment	$927	$-	$-	$-	$-	$-	$-	$927
Loans collectively evaluated for impairment	878	24	229	74	166	20	-	1,391
Ending balance	$1,805	$24	$229	$74	$166	$20	$-	$2,318
2012
Beginning Balance	$951	$4	$312	$85	$-	$-	$-	$1,352
Provision (credit) for loan losses	(45)	(18)	(67)	(52)	14	-	-	(168)
Charge-offs	(24)	-	-	-	-	-	-	(24)
Recoveries	125	26	-	27	-	-	-	178
Net recoveries	101	26	-	27	-	-	-	154
Ending balance	$1,007	$12	$245	$60	$14	$-	$-	$1,338
Period-end amount allocated to:
Loans individually evaluated for impairment	$120	$-	$1	$-	$-	$-	$-	$121
Loans collectively evaluated for impairment	887	12	244	60	14	-	-	1,217
Ending balance	$1,007	$12	$245	$60	$14	$-	$-	$1,338

The Company’s recorded investment in loans as of December 31, 2013 and 2012 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
2013
Loans individually evaluated for impairment	$3,682	$-	$427	$-	$-	$-	$-	$4,109
Loans collectively evaluated for impairment	72,763	1,826	17,883	5,756	12,205	1,007	10	111,450
Total loans	$76,445	$1,826	$18,310	$5,756	$12,205	$1,007	$10	$115,559

2012
Loans individually evaluated for impairment	$2,472	$-	$453	$-	$-	$-	$-	$2,925
Loans collectively evaluated for impairment	63,961	829	19,428	5,296	1,945	-	12	91,471
Total loans	$66,433	$829	$19,881	$5,296	$1,945	$-	$12	$94,396

NOTE 4. BANK PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

(000's)	December 31, 2013	December 31, 2012
Land	$661	$-
Building	1,279	-
Leasehold improvements	929	929
Construction in progress	242	-
Furniture and equipment	2,189	2,007
	5,300	2,936
Less: accumulated depreciation	2,848	2,671
Balance at end of period	$2,452	$265

Depreciation expense, including amortization of leasehold improvements, was $177,000 and $139,000 for the years ended December 31, 2013 and 2012, respectively.

During the second quarter of 2013, the Bank acquired a two story, 33,000 square foot commercial office building with the intent to re-locate its main office to that location at or prior to the termination of the lease covering the Bank’s current main office which expires May 31, 2014. The purchased building is located within a quarter mile of the Bank’s current main office. The purchase price was $1.9 million, or approximately $58 per square foot. The building is approximately 64% leased and the Bank anticipates that it will occupy approximately 11,000 square feet of the vacant space, or 33% of the building. The building is undergoing significant remodeling prior to the Bank’s occupancy. The Bank’s main branch relocation to the new facility has received regulatory approval. The cost of the building is being depreciated over its estimated useful life of 39 years.

On May 1, 2013, the Bank entered into a sub-lease agreement covering its space located at 850 Hwy 114, Southlake, Texas. The term of the sub-lease runs concurrently with the term of the Bank’s primary lease ending on February 28, 2017. The monthly lease payment pursuant to the sub-lease is $5,240. The Bank’s monthly payment under the primary lease is $5,785.

NOTE 5. OTHER REAL ESTATE AND OTHER ASSETS

Other assets as of December 31, 2013 and 2012 were as follows:

(000's)	December 31, 2013	December 31, 2012
Prepaid assets	$267	$692
Accounts receivable – trust fees	975	880
Accrued interest receivable	404	325
Loan servicing rights	565	-
Other	20	5
Total	$2,231	$1,902

Other Real Estate Owned (“OREO”) totaled $749,000 and $874,000 at December 31, 2013 and 2012, respectively. There were no properties added to OREO for the years ended December 31, 2013 and 2012. The OREO assets are actively being marketed, and disposal of the assets is anticipated to occur in the next 12 months. Included in other noninterest expense for the years ended December 31, 2013 and 2012 was approximately $125,000 and $121,000, respectively, for impairment of OREO.

SBA and USDA loans sold which the Company retains the servicing for others are not included in the accompanying consolidated balance sheets.  The risks inherent in loan servicing assets relate primarily to changes in prepayments that result from shifts in loan interest rates.  The unpaid principal balances of SBA and USDA loans serviced for others were $20.0 million and $300,000 at December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, loan servicing assets added totaled $579,000 and $14,000 was amortized to non-interest income. There were no servicing assets as of December 31, 2012.

There was no valuation allowance necessary to adjust the aggregate cost basis of the loans servicing right asset to fair market value as of December 31, 2013 and 2012.

NOTE 6. DEPOSITS

Deposits at December 31, 2013 and 2012 are summarized as follows:

(000's)	December 31, 2013		December 31, 2012
Noninterest bearing demand	$16,302	15%	$16,762	21%
Interest bearing demand (NOW)	3,108	3	3,331	4
Money market accounts	29,759	28	23,119	28
Savings accounts	1,180	1	503	1
Certificates of deposit, less than $100,000	3,997	4	4,078	5
Certificates of deposit, greater than $100,000	51,457	49	32,881	41
Total	$105,803	100%	$80,674	100%

At December 31, 2013, the scheduled maturities of certificates of deposit were as follows:

2014	$37,584
2015	9,671
2016	7,091
2017	579
2018	529
Total	$55,454

NOTE 7. BORROWED FUNDS

The Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $17.7 million secured by commercial loans and securities with collateral values of $10.8 million and $6.9 million, respectively. The Company had one outstanding advance for $16.0 million at December 31, 2013, with a fixed interest rate of 0.05% and maturity date of January 2, 2014. At maturity we determine our borrowing needs and renew accordingly at varying terms ranging from one to thirty days. The Company had one outstanding advance for $15.0 million at December 31, 2012, with a fixed interest rate of 0.05% and maturity date of January 14, 2013.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $20.8 million, secured by commercial loans and securities with collateral value of $19.8 million and $998,000, respectively. There were no outstanding borrowings at December 31, 2013 or December 31, 2012.

NOTE 8. OTHER LIABILITIES

Other liabilities as of December 31, 2013 and December 31, 2012, were as follows:

(000's)	December 31, 2013	December 31, 2012
Trust Advisor Fees Payable	$1,293	$1,117
Audit Fees	41	61
Incentive Compensation	333	147
Data Processing	100	96
Franchise & Property Taxes	94	37
Interest Payable	17	16
Legal	7	17
Other Accruals	423	239
	$2,308	$1,730

NOTE 9. BENEFIT PLANS

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees. The Company made matching employee contributions during the year ended December 31, 2013. Prior to 2013, the Company had not made matching contributions. An employee may contribute up to 6% of his or her annual compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation. Employer contributions charged to expense was $81,000 for the year ended December 31, 2013.

NOTE 10. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

(000’s)	2013	2012
Current:
Federal	$1,480	$772
NOL utilized	(1,095)	(772)
	385	-
State	6	-
Total current	391	-
Deferred:
Deferred federal tax benefit	556	(679)
Change in valuation allowance	(1,857)	679
Total deferred	(1,301)	-
Income tax benefit	$(910)	$-

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2013 and 2012:

	2013	2012
U.S. statutory rate	34.0%	34.0%
Valuation allowance	0.0%	-34.0%
Effective tax rate	34.0%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(000’s)	2013	2012
Deferred tax assets:
Stock-based compensation	$154	$151
Allowance for loan losses	788	455
Deferred loan fees	-	25
Write-down of other real estate owned	104	41
Accrued liabilities	115	50
Depreciation and amortization	165	8
Net operating loss carry-forward	-	1,128
Total deferred tax asset	1,326	1,858
Deferred tax liabilities:
FHLB stock dividend	(1)	(1)
Deferred loan costs	(24)	-
Total deferred tax liabilities	(25)	(1)
Net deferred tax asset before valuation allowance	1,301	1,857
Valuation allowance for net deferred tax asset:
Beginning balance	(1,857)	(2,536)
Decrease during the year	1,857	679
Ending balance	-	(1,857)
Net deferred tax asset	$1,301	$-

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realization rate of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance for deferred tax assets was recorded at December 31, 2013, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings for the years ended December 31, 2013 and 2012. As of December 31, 2012, management provided a 100% valuation allowance for its net deferred tax asset. For the year ended December 31, 2013, the Company utilized the entire net tax operating loss carry-forward which was at $3.3 million as of December 31, 2012.

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

As of December 31, 2013 and December 31, 2012, options to purchase a total of 210,000 shares had been issued with an average exercise price of $9.12. These options vest through May 2015.

The Company recorded $9,000 and $27,000 in compensation expense for the years ended December 31, 2013 and December 31, 2012, respectively, in connection with the Plan. As of December 31, 2013 there was $7,000 of total unrecognized compensation cost related to non-vested equity-based compensation awards expected to vest, with an average vesting period of 1.3 years.

The following is a summary of activity in the Plan for December 31:

	2013			2012
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years
Outstanding at beginning of the year	210,000	$9.12		210,000	$9.12
Granted	-	-		-	-
Exercised	-	-		-	-
Expired / forfeited	-	-		-	-

Outstanding at end of period	210,000	$9.12	2.7	210,000	$9.12	3.7
Exercisable at end of period	199,200	$9.52		191,400	$9.78
Available for grant at end of period	39,000			39,000

The weighted-average grant date fair value of the options for the years ended December 31, 2013 and 2012 was $2.33.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2013 was $74,000 and $44,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2012, was $25,000 and $10,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $4.52 and $2.70 at December 31, 2013 and 2012, respectively, and the exercise price multiplied by the number of options outstanding. There were no stock options exercised in 2013 or 2012.

All options carry exercise prices ranging from $1.01 to $13.00. At December 31, 2013, there were 199,200 exercisable options, of which all but 16,200 shares had no intrinsic value as the exercise price exceeded the stock price.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and remain outstanding at December 31, 2013. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014.

NOTE 12. LOAN COMMITMENTS AND OTHER CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2013, the Company had commitments to extend credit and standby letters of credit of approximately $12.8 million and $10,000, respectively. At December 31, 2012, the Company had commitments to extend credit and standby letters of credit of approximately $5.6 million and $10,000, respectively.

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

The Company has four lease agreements, which expire on or before 2017. In addition to the leases for office space, the Company also leases various pieces of office equipment under short-term agreements. The following table summarizes loan commitments and minimum rental commitments for office space leases as of December 31, 2013:

	As of December 31, 2013
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Undisbursed loan commitments	$5,234	$-	$-	$7,518
Standby letters of credit	10	-	-	-
Operating leases	143	139	6	-
Total	$5,387	$139	$6	$7,518

Lease expense for the years ended December 31, 2013 and 2012 was $239,000 and $279,000, respectively.

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

NOTE 13. RELATED PARTIES

The Company purchased corporate insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. Premiums paid totaled $145,000 and $150,000 for the years ended December 31, 2013 and 2012, respectively.

The Company purchased employee benefit insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the years ended December 31, 2013 and 2012 those premiums totaled $330,000 and $235,000 respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. Management believes, as of December 31, 2013 and 2012, that the Bank meets all capital adequacy requirements to which it is subject.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$21,381	17.20%	$9,945	>	8.00%	$12,431	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	19,818	15.94%	4,972	>	4.00%	7,459	>	6.00%

Tier 1 Capital (to Average Assets)	19,818	13.94%	5,685	>	4.00%	7,106	>	5.00%

As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$16,819	17.57%	$7,658	>	8.00%	$9,572	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	15,621	16.32%	3,829	>	4.00%	5,743	>	6.00%

Tier 1 Capital (to Average Assets)	15,621	13.39%	4,668	>	4.00%	5,835	>	5.00%

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of December 31, 2013
Securities available for sale:
U.S. government agencies	$-	$5,652	$-	$5,652
Mortgage-backed securities	-	3,619	-	3,619

As of December 31, 2012
Securities available for sale:
U.S. government agencies	$-	$6,127	$-	$6,127
Mortgage-backed securities	-	3,450	-	3,450

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. From December 31, 2012 to December 31, 2013, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At December 31, 2013, impaired loans with a carrying value of $2.2 million were reduced by specific valuation allowances totaling $927,000 resulting in a net fair value of $1.2 million, based on Level 3 inputs. At December 31, 2012, impaired loans with a carrying value of $1.8 million were reduced by specific valuation allowances totaling $121,000 resulting in a net fair value of $1.6 million based on Level 3 inputs.

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

The following table presents other real estate owned that were re-measured subsequent to their initial transfer to OREO from loans and reported at fair value:

	Year Ended December 31,
	2013	2012
Carrying value of other real estate owned prior to re-measurement	$874	$995
Write-downs included in other non-interest expense	(125)	(121)
Fair value	$749	$874

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

In connection with the sale of $25.7 million in loans during 2013, the Company added a servicing asset of $579,000, and amortized $14,000 using the amortization method for the treatment of servicing. Loan servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. For the asset recorded in 2013, the discount rate ranged from 7.5% to 9.5% and the combined prepayment and default rates ranged from 8.9% to 9.1%.

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	December 31, 2013
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$5,444	$5,444
Level 2 inputs:
Securities, restricted	1,230	1,230
Loans held for sale	2,120	2,359
Loans, net	113,061	112,581
Accrued interest receivable	404	404
Receivable for sold loans	7,465	7,465
Level 3 inputs:
Servicing asset (included in other assets)	565	565
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	16,302	16,302
Level 2 inputs:
Interest bearing deposits	89,501	89,397
Borrowed funds	16,000	16,000
Accrued interest payable	17	17

	December 31, 2012
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$6,828	$6,828
Level 2 inputs:
Securities, restricted	1,124	1,124
Loans held for sale	1,305	1,448
Loans, net	92,556	94,325
Accrued interest receivable	325	325
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	16,762	16,762
Level 2 inputs:
Interest bearing deposits	63,912	64,073
Borrowed funds	15,000	15,000
Accrued interest payable	16	16

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS

(000's)	December 31, 2013	December 31, 2012
ASSETS

Cash and due from banks	$921	$1,040
Investment in subsidiary	19,512	16,008

Total assets	$20,433	$17,048

LIABILITIES AND CAPITAL

Accounts payable	-	21
Capital	20,433	17,027

Total liabilities and capital	$20,433	$17,048

T BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

(000's)	2013	2012
Equity in income from subsidiary	$4,196	$2,230

Noninterest expense:
Professional and administrative	98	122
Stock options	9	27
Total noninterest expenses	107	149

Net income	$4,089	$2,081

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31,

(000's)	2013	2012
Net Income	$4,089	$2,081
Other comprehensive income (loss):
Securities available for sale:
Unrealized appreciation (depreciation) on investment securities available-for-sale	(570)	269

Gain on sale distributed to third party issuer	(93)	-
Gain on sale included in net income	(29)	-
Reclassification adjustment for gain on sales	(122)	-
Total securities available for sale	(692)	269
Comprehensive income	$3,397	$2,350

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS cont’d

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

(000's)	2013	2012
Cash Flows from Operating Activities
Net income	$4,089	$2,081
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(4,196)	(2,230)
Stock based compensation	9	27
Net change in other assets	-	44
Net change in other liabilities	(21)	21
Net cash used in operating activities	(119)	(57)

Cash Flows from Investing Activities
Contribution to Bank	-	(3,000)

Cash Flows from Financing Activities
Net proceeds from rights offering	-	4,000
Net change in cash and cash equivalents	(119)	943
Cash and cash equivalents at beginning of year	1,040	97

Cash and cash equivalents at end of year	$921	$1,040

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on this assessment, management believes that as of December 31, 2013, the Company’s internal controls over financial reporting are effective.

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

Item 9B.       Other Information.

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Information concerning the Company’s directors and executive officers will appear in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

We have adopted a Code of Conduct and Conflicts of Interest, which is applicable to all directors, officers and employees of the Company and the Bank. A discussion of our Code of Conduct and Conflicts of Interest will appear in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption “Code of Ethics.” Such information is incorporated herein by reference and is posted to the Company’s website under “About T Bank – Shareholders”.

Item 11.        Executive Compensation.

At a regular meeting of the board of directors held on March 26, 2014, the Compensation Committee recommended, and the board approved, an amendment to the Amended and Restated Executive Employment Agreement, dated March 28, 2013, by and between T Bancshares, Inc., T Bank N.A., and Patrick Howard. The amendment increases Mr. Howard’s base salary from $170,000 annually to $212,500 annually. No other terms or conditions of Mr. Howard’s employment agreement were amended or modified. The amendment is effective April 1, 2014.

Additional information in response to this item will appear in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee.” Such information is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information concerning security ownership of certain beneficial owners and management will appear in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions and Director Independence.

Information concerning certain relationships and related transactions will appear in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services.

Information concerning principal accounting fees and services will appear in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws(2)
10.1	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) 2005 Incentive Plan (3)(4)
10.2	Form of Incentive Stock Option Agreement (3)(4)
10.3	Form of Non-Qualified Stock Option Agreement (3)(4)
10.4	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Organizers' Warrant Agreement dated November 2, 2004 (5)
10.5	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Shareholders' Warrant Agreement dated November 2, 2004 (5)
10.6	Extension of term of initial Shareholder Warrants (5)
10.7	Form of Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Patrick Howard (7)
10.8	Form of Employment Agreement by and between T Bancshares, Inc. and Steve Jones (5)(6)
10.9	Form of Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Ken Bramlage(7)
10.10	Form of Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Craig Barnes(7)
10.11	Form of Amendment to Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Patrick Howard dated March 31, 2014*
21	Subsidiaries of T Bancshares, Inc. *
23	Consent of BKD, LLP*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act*

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Registrant with the SEC on August 14, 2007.
(2)	Incorporated by reference from the Current Report on Form 8-K filed by Registrant with the SEC on April 30, 2008.
(3)	Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant with the SEC on September 20, 2005 (file no. 333-128456).
(4)	Indicates a compensatory plan or contract.
(5)	Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 and as amended on June 11, 2007 (file no. 333-111153).
(6)	Incorporated by reference from the Annual Report on Form 10-KSB filed by Registrant with the SEC on March 5, 2005 and, as amended on April 20, 2005.
(7)	Incorporated by reference from the Annual Report on Form 10-KSB filed by Registrant with the SEC on April 1, 2013.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Dated:	March 31, 2014	By:	/s/ Patrick Howard
Patrick Howard

President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick Howard	Director and Principal Executive Officer	March 31, 2014
Patrick Howard

/s/ Ken Bramlage	Principal Financial Officer and	March 31, 2014
Ken Bramlage	Principal Accounting Officer

/s/ Stanley E. Allred	Director	March 31, 2014
Stanley E. Allred

/s/ Dan Basso	Director	March 31, 2014
Dan Basso

/s/ Frankie Basso	Director	March 31, 2014
Frankie Basso

/s/ David Carstens	Director	March 31, 2014
David Carstens

/s/ Ron Denheyer	Director	March 31, 2014
Ron Denheyer

/s/ Eric Langford	Director	March 31, 2014
Eric Langford

/s/ Charles M. Mapes, III	Director	March 31, 2014
Charles M. Mapes, III

/s/ Thomas McDougal	Director	March 31, 2014
Thomas McDougal, DDS

/s/ Gordon R. Youngblood	Director	March 31, 2014
Gordon R. Youngblood

/s/ Steven Jones	Director	March 31, 2014
Steven Jones