Form 10-Q
period 2014-03-31
T Bancshares, Inc.
filed 2014-05-15
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission File Number 000-51297

T BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	71-0919962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16200 Dallas Parkway, Suite 190, Dallas, Texas 75248
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

The number of shares outstanding of the registrant’s Common Stock as of May 15, 2014, was 4,021,932 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(000's) except share data	March 31, 2014	December 31, 2013
	(unaudited)

ASSETS

Cash and due from banks	$1,302	$1,077
Interest-bearing deposits	5,802	4,312
Federal funds sold	370	55
Total cash and cash equivalents	7,474	5,444

Securities available for sale at estimated fair value	9,204	9,271
Securities, restricted at cost	1,271	1,230
Loans held for sale	4,093	2,120
Loans, net of allowance for loan losses of $1,773 and $2,318, respectively	121,952	112,281
Bank premises and equipment, net	3,288	2,452
Other real estate owned	749	749
Deferred tax assets, net	1,121	1,301
Receivable for loans sold	-	7,465
Other assets	2,767	2,231
Total assets	$151,919	$144,544

LIABILITIES

Demand deposits:
Noninterest-bearing	$16,806	$16,302
Interest-bearing	39,168	34,047
Time deposits $100 and over	61,075	51,457
Other time deposits	4,071	3,997
Total deposits	121,120	105,803

Borrowed funds	8,000	16,000
Other liabilities	1,970	2,308
Total liabilities	131,090	124,111

SHAREHOLDERS’ EQUITY

Common stock, $0.01 par value; 10,000,000 shares authorized; 4,021,932 shares issued and outstanding	40	40
Additional paid-in capital	22,632	22,631
Retained deficit	(1,687)	(1,933)
Accumulated other comprehensive loss	(156)	(305)
Total shareholders' equity	20,829	20,433
Total liabilities and shareholders' equity	$151,919	$144,544

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(000's) except per share data	Three Months Ended March 31,
	2014	2013
Interest Income

Loan, including fees	$1,755	$1,597
Securities	67	69
Interest-bearing deposits	3	4
Total interest income	1,825	1,670

Interest Expense

Deposits	157	119
Borrowed funds	3	4
Total interest expense	160	123

Net interest income	1,665	1,547
Provision for loan losses	492	-

Net interest income after provision for loan losses	1,173	1,547

Noninterest Income

Trust income	2,793	2,563
Gain on sale of loans	207	-
Service fees and other income	67	18
Rental Income	79	-
Gain on sale of securities	-	31
Total noninterest income	3,146	2,612

Noninterest Expense

Salaries and employee benefits	996	907
Occupancy and equipment	280	218
Trust expenses	2,160	1,963
Professional fees	96	97
Data processing	200	210
Other	185	230
Total noninterest expense	3,917	3,625
Income before income taxes	402	534
Income tax expense	156	-
Net Income	$246	$534

Earnings per common share:
Basic	$0.06	$0.13
Diluted	$0.06	$0.13

Weighted average common shares outstanding	4,021,932	4,021,932
Weighted average diluted shares outstanding	4,033,976	4,028,981

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(000's)	Three Months Ended March 31,
	2014	2013
Net Income	$246	$534
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gain (loss) on investment securities available-for-sale, net of tax	149	(71)

Gain on sale distributed to third party issuer	-	(93)
Gain on sale included in net income	-	(31)
Reclassification adjustment for gain on sale	-	(124)

Total securities available for sale	149	(195)
Comprehensive Income	$395	$339

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2013	$40	$22,622	$(6,022)	$387	$17,027

Net income — YTD			534		534
Other comprehensive loss				(195)	(195)
Stock based compensation		2			2
BALANCE, March 31, 2013	$40	$22,624	$(5,488)	$192	$17,368

BALANCE, January 1, 2014	$40	$22,631	$(1,933)	$(305)	$20,433

Net income — YTD			246		246
Other comprehensive income				149	149
Stock based compensation		1			1
BALANCE, March 31, 2014	$40	$22,632	$(1,687)	$(156)	$20,829

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(000’s)	2014	2013
Cash Flows from Operating Activities
Net income	$246	$534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	492	-
Depreciation and amortization	42	38
Accretion of discount on loans	(3)	(83)
Securities premium amortization, net	9	10
Net gain on sale of securities	-	(31)
Origination of loans held for sale	(4,046)	(4,348)
Proceeds from payments and sales of loans held for sale	2,220	13
Net gain on sale of loans	(207)	-
Stock based compensation	1	2
Receivable for sold loans	7,465	-
Deferred income taxes	180	-
Net change in:
Other assets	(476)	(193)
Other liabilities	(257)	22
Net cash provided by (used in) operating activities	5,666	(4,036)
Cash Flows from Investing Activities
Purchase of securities available for sale	-	(2,073)
Principal payments, calls and maturities of securities available for sale	126	273
Proceeds from sale of securities available for sale	-	1,352
Payment to third party for gain-sharing arrangement	-	(93)
Purchase of securities, restricted	(234)	(82)
Proceeds from sale of securities, restricted	193	-
Net change in loans	(10,160)	(1,900)
Purchases of premises and equipment	(878)	(46)
Net cash used in investing activities	(10,953)	(2,569)
Cash Flows from Financing Activities
Net change in demand deposits	5,625	(2,381)
Net change in time deposits	9,692	9,943
Proceeds from borrowed funds	115,000	67,000
Repayment of borrowed funds	(123,000)	(67,000)
Net cash provided by financing activities	7,317	7,562
Net change in cash and cash equivalents	2,030	957
Cash and cash equivalents at beginning of period	5,444	6,828
Cash and cash equivalents at end of period	$7,474	$7,785

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$154	$122
Income taxes	$296	$-

See accompanying notes to consolidated financial statements.

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

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that management believes are considered necessary for the fair presentation of our financial position and operating results. The accounting and reporting policies of the Company reflect banking industry practice and conform to GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. The allowance for loan loss is the primary estimate by management, which is established through a provision for loan loss charged to expense. It is reasonably possible that actual results could differ significantly from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

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

Accounting Standards Update (ASU) No. 2013-11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar tax loss or tax credit forward if certain criteria are met.  ASU 2013-11 became effective for fiscal years and interim periods beginning after December 15, 2013, and did not have a significant impact on the Company’s financial position or results of operations.

NOTE 3. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	March 31, 2014
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,849	$37	$204	$5,682
Mortgage-backed securities	3,592	11	81	3,522
Total securities available for sale	$9,441	$48	$285	$9,204

Securities, restricted:
Other	$1,271	$-	$-	$1,271

	December 31, 2013
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,865	$29	$242	$5,652
Mortgage-backed securities	3,711	14	106	3,619
Total securities available for sale	$9,576	$43	$348	$9,271

Securities, restricted:
Other	$1,230	$-	$-	$1,230

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or by U.S. government-sponsored agencies. Securities, restricted consist of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock which are carried at cost.

At March 31, 2014 and December 31, 2013, securities with market value of $7.0 million and $7.1 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with market values of $1.3 million were pledged against trust deposit balances held at the Company’s insured depository subsidiary, T Bank, N.A. (the “Bank”). One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at March 31, 2014 and December 31, 2013 with a market value of $882,000 and $878,000, respectively. The Bank held Federal Reserve Bank of Dallas stock in the amount of $527,000 and $528,000 at March 31, 2014 and December 31, 2013, respectively. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $744,000 and $702,000 at March 31, 2014 and December 31, 2013, respectively.

The amortized cost and estimated fair value of securities at March 31, 2014 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(000's)	Amortized Cost	Estimated Fair Value
Due after one year through five years	$-	$-
Due after five years through ten years	4,998	4,800
Due after ten years	851	882
Mortgage-backed securities	3,592	3,522
Total	$9,441	$9,204

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at March 31, 2014:

	Less than 12 months		12 months or longer		Total
(000’s)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$1,873	$127	$922	$77	$2,795	$204
Mortgage-backed securities	1,753	81	-	-	1,753	81
Total	$3,626	$208	$922	$77	$4,548	$285

NOTE 4. LOANS

Major classifications of loans held for investment are as follows:

(000's)	March 31, 2014	December 31, 2013
Commercial and industrial	$81,365	$76,445
Consumer installment	1,309	1,826
Real estate — mortgage	20,580	18,310
Real estate — construction and land	6,862	5,756
SBA:
SBA 7(a) unguaranteed portion	8,384	7,031
SBA 504	5,162	5,174
USDA	1,003	1,007
Other	18	10
Gross Loans	124,683	115,559
Less:
Allowance for loan losses	1,773	2,318
Deferred loan costs	(110)	(69)
Discount on loans purchased	1,068	1,029
Net loans	$121,952	$112,281

The Company periodically sells the guaranteed portion of selected Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans into the secondary market, on a servicing-retained basis. The Company retains the unguaranteed portion of these loans. In calculating gain on the sale of these loans, the Company performs an allocation based on the relative fair values of the sold portion and retained portion of the loan. The Company’s assumptions are validated by reference to external market information.

During the three months ended March 31, 2014, the Company originated $4.0 million of SBA loans. The guaranteed portions of the loans are recorded as loans held for sale.  The Company had $4.1 million and $2.1 million of SBA loans held for sale as of March 31, 2014 and December 31, 2013, respectively. During the first quarter of 2014, the Company sold $2.0 million of SBA loans, recognizing a gain on sale of loans of $207,000, and recorded a servicing asset at fair value of $60,000.

Loan Origination/Risk Management.

The Company maintains written loan origination policy, procedures, and processes which address credit quality at several levels including individual loan level, loan type, and loan portfolio levels.

Commercial and industrial loans, which are predominantly loans to dentists, are underwritten based on historical and projected income of the business and individual borrowers and guarantors. The Company utilizes a comprehensive global debt service coverage analysis to determine debt service coverage ratios. This analysis compares global cash flow of the borrowers and guarantors on an individual credit to existing and proposed debt after consideration of personal and business related other expenses. Collateral is generally a lien on all available assets of the business borrower including intangible assets. Creditworthiness of individual borrowers and guarantors is established through the use of credit reports and credit scores.

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

Small Business Administration Lending - The Company originates SBA loans which are sometimes sold into the secondary market. The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The two primary SBA loan programs that the Company offers are the basic 7(a) Loan Guaranty (“7(a)”) program and the Certified Development Company (“CDC”), a Section 504 (“504”) program.

The 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for working capital and up to 25 years for fixed assets. The 7(a) loan is approved and funded by a qualified lender, guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 85% of the loan amount depending on loan size. The Company is required by the SBA to retain a contractual minimum of 5% on all SBA 7(a) program loans. The SBA 7(a) program loans are generally variable interest rate loans. Gains recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received are significant revenue sources for the Company. The servicing spread is 1% on the majority of SBA 7(a) program loans.

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

The Company also offers Business & Industry ("B & I") program loans through the USDA. These loans are similar to the SBA product, except they are guaranteed by the USDA. The guaranteed amount is generally 80% on loan amounts up to $5,000,000. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the SBA 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market. These loans can be utilized for rural commercial real estate and equipment. The loans can be up to 30 years or 360 months and the rates can be fixed or variable.

Construction and land development loans are evaluated based on the borrower’s and guarantor’s creditworthiness, past experience in the industry, track record and experience with the type of project being considered, and other factors. Collateral value is determined generally by independent appraisal utilizing multiple approaches to determine value based on property type.

For all loan types, including loans acquired through purchase participations, the Company establishes guidelines for its underwriting criteria including collateral coverage ratios, global debt service coverage ratios, and maximum amortization or loan maturity terms.

At the portfolio level, the Company monitors concentrations of loans based on several criteria including loan type, collateral type, industry, geography, and other factors. The Company also performs periodic market research and economic analysis at a local geographic and national level. Based on this research, the Company may from time to time change the minimum or benchmark underwriting criteria applied to the above loan types.

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
Three months ended:
March 31, 2014
Beginning Balance	$1,805	$24	$229	$74	$166	$20	$-	$2,318
Provision (credit) for loan losses	396	(6)	53	21	28	-	-	492
Charge-offs	(1,073)	-	-	-	-	-	-	(1,073)
Recoveries	35	-	-	1	-	-	-	36
Net (charge-offs) recoveries	(1,038)	-	-	1	-	-	-	(1,037)
Ending balance	$1,163	$18	$282	$96	$194	$20	$-	$1,773

March 31, 2013
Beginning Balance	$1,007	$12	$259	$60	$-	$-	$-	$1,338
Provision (credit) for loan losses	(77)	1	(46)	15	42	-	65	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	1	-	-	-	1
Net recoveries	-	-	-	1	-	-	-	1
Ending balance	$930	$13	$213	$76	$42	$-	$65	$1,339

The Company’s allowance for loan losses as of March 31, 2014 and December, 31, 2013 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
March 31, 2014
Loans individually evaluated for impairment	$117	$-	$-	$-	$-	$-	$-	$117
Loans collectively evaluated for impairment	1,046	18	282	96	194	20	-	1,656
Ending balance	$1,163	$18	$282	$96	$194	$20	$-	$1,773

December 31, 2013
Loans individually evaluated for impairment	$927	$-	$-	$-	$-	$-	$-	$927
Loans collectively evaluated for impairment	878	24	229	74	166	20	-	1,391
Ending balance	$1,805	$24	$229	$74	$166	$20	$-	$2,318

The Company’s recorded investment in loans as of March 31, 2014 and December 31, 2013 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
March 31, 2014
Loans individually evaluated for impairment	$2,584	$-	$422	$-	$-	$-	$-	$3,006
Loans collectively evaluated for impairment	78,781	1,309	20,158	6,862	13,546	1,003	18	121,677
Ending balance	$81,365	$1,309	$20,580	$6,862	$13,546	$1,003	$18	$124,683

December 31, 2013
Loans individually evaluated for impairment	$3,682	$-	$427	$-	$-	$-	$-	$4,109
Loans collectively evaluated for impairment	72,763	1,826	17,883	5,756	12,205	1,007	10	111,450
Ending balance	$76,445	$1,826	$18,310	$5,756	$12,205	$1,007	$10	$115,559

At March 31, 2014 and December 31, 2013, there were $1.3 million and $750,000, respectively, of commercial and industrial nonaccrual loans, and there were no loans contractually delinquent over ninety days and still accruing interest.

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

The Company’s impaired loans and related allowance are summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized

March 31, 2014						Three Months Ended

Commercial and industrial	$2,677	$901	$1,683	$2,584	$117	$3,317	$24
Real estate – mortgage	422	422	-	422	-	425	5
Total	$3,099	$1,323	$1,683	$3,006	$117	$3,742	$29

						Year Ended
December 31, 2013
Commercial and industrial	$3,719	$1,526	$2,156	$3,682	$927	$2,856	$241
Real estate – mortgage	427	427	-	427	-	441	22
Total	$4,146	$1,953	$2,156	$4,109	$927	$3,297	$263

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest that would have been recognized for the three months ended March 31, 2014 and 2013 on non-accrual loans if performed in accordance with their original contract terms was not significant.

Restructured loans are considered “trouble debt restructurings” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. There were no troubled debt restructurings during the three months ended March 31, 2014.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three months ended March 31, 2014. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of March 31, 2014 and December 31, 2013, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

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

Credits rated pass are acceptable loans, appropriately underwritten, bearing an ordinary risk of loss to the Company. Loans in this category are loans to quality borrowers with financial statements presenting a good primary source as well as an adequate secondary source of repayment.

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

The following summarizes the Company’s internal ratings of its loans:

(000's)	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
March 31, 2014
Commercial and industrial	$78,462	$-	$370	$2,533	$-	$81,365
Consumer installment	1,309	-	-	-	-	1,309
Real estate – mortgage	17,143	874	1,559	1,004	-	20,580
Real estate – construction and land	4,830	1,249	783	-	-	6,862
SBA	13,546	-	-	-	-	13,546
USDA	1,003	-	-	-	-	1,003
Other	18	18	-	-	-	-
Total	$116,311	$2,123	$2,712	$3,537	$-	$124,683

December 31, 2013
Commercial and industrial	$71,930	$582	$1,208	$2,725	$-	$76,445
Consumer installment	1,826	-	-	-	-	1,826
Real estate - mortgage	14,851	882	1,565	1,012	-	18,310
Real estate – construction and land	3,662	1,301	793	-	-	5,756
SBA	12,205	-	-	-	-	12,205
USDA	1,007	-	-	-	-	1,007
Other	10	-	-	-	-	10
Total	$105,491	$2,765	$3,566	$3,737	$-	$115,559

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(000's)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
March 31, 2014
Commercial and industrial	$635	$-	$635	$80,730	$81,365	$-
Consumer installment	-	-	-	1,309	1,309	-
Real estate – mortgage	-	-	-	20,580	20,580	-
Real estate – construction and land	-	-	-	6,862	6,862	-
SBA	-	-	-	13,546	13,546	-
USDA	-	-	-	1,003	1,003	-
Other	-	-	-	18	18	-
Total	$635	$-	$635	$124,048	$124,683	$-

December 31, 2013
Commercial and industrial	$766	$-	$766	$75,679	$76,445	$-
Consumer installment	499	-	499	1,327	1,826	-
Real estate – mortgage	-	-	-	18,310	18,310	-
Real estate – construction and land	-	-	-	5,756	5,756	-
SBA	-	-	-	12,205	12,205	-
USDA	-	-	-	1,007	1,007	-
Other	-	-	-	10	10	-
Total	$1,265	$-	$1,265	$114,294	$115,559	$-

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Company. None of those deposit accounts have terms more favorable than those available to any other depositor. No directors or officers have loans with the Company.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at March 31, 2014 and December 31, 2013 were as follows:

(000's)	March 31, 2014	December 31, 2013
Land	$661	$661
Building	1,279	1,279
Leasehold improvements	929	929
Construction in progress	1,119	242
Furniture and equipment	2,190	2,189
	6,178	5,300
Less: accumulated depreciation	2,890	2,848
Balance at end of period	$3,288	$2,452

NOTE 7. OTHER REAL ESTATE OWNED AND OTHER ASSETS

Other Real Estate Owned (“OREO”) totaled $749,000 at March 31, 2014 and December 31, 2013. The OREO assets are actively being marketed, and disposal of the assets is anticipated to occur in the next 12 months.

Other assets consisted of the following at March 31, 2014 and December 31, 2013:

(000's)	March 31, 2014	December 31, 2013
Prepaid assets	$277	$267
Accounts receivable – trust fees	974	975
Accrued interest receivable	416	404
Loan servicing rights	612	565
Federal income tax receivable	216	-
Other	272	20
Total	$2,767	$2,231

For the three months ended March 31, 2014, the Company sold $2.0 million of SBA 7(a) program loans, and recorded a loan servicing asset of $60,000. The Company has elected to use the amortizing method for the treatment of servicing assets. Amortization expense for the three months ended March 31, 2014 was $13,000. In the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized.

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of March 31, 2014		As of December 31, 2013
Noninterest bearing demand	$16,806	14%	$16,302	15%
Interest-bearing demand (NOW)	3,388	3	3,108	3
Money market accounts	33,387	28	29,759	28
Savings accounts	2,393	2	1,180	1
Certificates of deposit, $100,000 and greater	61,075	50	51,457	49
Certificates of deposit, less than $100,000	4,071	3	3,997	4
Total	$121,120	100%	$105,803	100%

At March 31, 2014, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2014	$23,654
2015	24,827
2016	11,759
2017	4,084
2018	530
2019	292
Total	$65,146

NOTE 9. BORROWED FUNDS

The Company had borrowed funds from the Federal Home Loan Bank of Dallas of $8 million and $16 million as of March 31, 2014 and December 31, 2013, respectively.  The Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $18.7 million secured by commercial loans and securities with collateral values of $11.9 million and $6.8 million, respectively. The Company had one outstanding advance for $8.0 million at March 31, 2014, with a fixed interest rate of 0.08% and maturity date of April 1, 2014. At maturity, we determine our borrowing needs and renew accordingly at varying terms ranging from one to thirty days. The Company had one outstanding advance for $16.0 million at December 31, 2013, with a fixed interest rate of 0.05% and maturity date of January 2, 2014.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $19.4 million, secured by commercial loans and securities with collateral value of $18.4 million and $1.0 million, respectively. There were no outstanding borrowings at March 31, 2014 or December 31, 2013.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at March 31, 2014 and December 31, 2013:

(000's)	March 31, 2014	December 31, 2013
Trust Advisor Fees Payable	$1,262	$1,293
Audit Fees	106	41
Incentive Compensation	162	333
Data Processing	71	100
Franchise & Property Taxes	39	94
Interest Payable	23	17
Legal	8	7
Other Accruals	299	423
	$1,970	$2,308

NOTE 11. INCOME TAXES

Income tax expense for the three months ended March 31, 2014 was $156,000. No federal income tax expense was recorded for the three months ended March 31, 2013 as net operating losses offset taxable income. The Company’s effective income tax rate was 34.0% for the three months ended March 31, 2014. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

Net deferred tax assets totaled $1.1 million at March 31, 2014 and $1.3 million at December 31, 2013.  No valuation allowance was recorded against deferred tax assets at March 31, 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings in prior years.

NOTE 12. EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 6% of their compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation.  Employer contributions charged to expense for the three months ending March 31, 2014 and 2013 totaled $26,000 and $21,000, respectively.

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

The Plan is administered by the Board of Directors and has a term of 10 years. As of March 31, 2014, options to purchase a total of 241,000 shares of common stock were issued and outstanding with a weighted average exercise price of $8.59. These options vest through March 2019. As of December 31, 2013, options to purchase a total of 210,000 shares of common stock were issued and outstanding with a weighted average exercise price of $9.12. Outstanding stock options of 27,000 were considered in the diluted earnings per share computations for the quarters ended March 31, 2014 and 2013. The remaining 214,000 outstanding options at March 31, 2014 and 183,000 outstanding options at March 31, 2013 were not considered in the per share computation because their effect was anti-dilutive.

The Company recorded $1,000 and $2,000 in compensation expense for the three months ended March 31, 2014 and 2013, respectively, in connection with the Plan.

The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Plan for the three months ended March 31, 2014:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	210,000	$9.12
Granted	31,000	5.04
Exercised	-	-
Expired / forfeited	-	-

Outstanding at end of period	241,000	$8.59
Exercisable at end of period	199,200	$9.52
Available for grant at end of period	8,000

The weighted average remaining contractual life of options outstanding at March 31, 2014 was 3.5 years.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at March 31, 2014, was $89,000 and $53,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2013, was $74,000 and $44,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $5.06 and $4.52 at March 31, 2014 and December 31, 2013, respectively, and the exercise price multiplied by the number of options outstanding. There were no stock options exercised during the three months ended March 31, 2014 or for the year ended December 31, 2013.

NOTE 14. STOCK WARRANTS

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20.00 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at March 31, 2014. These warrants are exercisable at a price of $10.00 per share at any time until November 2, 2014. The outstanding warrants were not included in the earnings per share computations for the respective three months ended March 31, 2014 and 2013 because their effect was anti-dilutive.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2014, the Company had commitments to extend credit and standby letters of credit of approximately $13.7 million and $10,000, respectively. At December 31, 2013, the Company had commitments to extend credit and standby letters of credit of approximately $12.8 million and $10,000, respectively.

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

The Company has four lease agreements, which expire on or before 2017. In addition to the leases for office space, the Company also leases various pieces of office equipment under short-term agreements.  Lease expense for the three months ended March 31, 2014 and 2013 was $46,000 and $71,000, respectively.

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

Employment Agreements

The Company has entered into employment agreements with four officers of the Company, Steve Jones, Craig Barnes, Ken Bramlage and Patrick Howard. The agreements are for “at will” employment and may be terminated at any time in accordance with the terms of such employment agreements.

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

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of March 31, 2014
Total Capital (to Risk Weighted Assets)	$21,759	16.09%	$10,819	>	8.00%	$13,523	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	20,068	14.84%	5,409	>	4.00%	8,114	>	6.00%

Tier 1 Capital (to Average Assets)	20,068	13.57%	5,916	>	4.00%	7,395	>	5.00%

As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$21,381	17.20%	$9,945	>	8.00%	$12,431	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	19,818	15.94%	4,972	>	4.00%	7,459	>	6.00%

Tier 1 Capital (to Average Assets)	19,818	13.94%	5,685	>	4.00%	7,106	>	5.00%

NOTE 17. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(000's)	March 31, 2014	December 31, 2013
ASSETS

Cash and due from banks	$918	$921
Investment in subsidiary	19,912	19,512

Total assets	$20,830	$20,433

LIABILITIES AND CAPITAL

Capital	$20,830	$20,433

Total liabilities and capital	$20,830	$20,433

 T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(000's)	2014	2013
Equity in income from subsidiary	$250	$542

Noninterest expense:
Professional and administrative	3	6
Stock based compensation	1	2
Total noninterest expenses	4	8

Net income	$246	$534

 T BANCSHARES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(000's)	Three Months Ended March 31,
	2014	2013
Net Income	$246	$534
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain (loss) on investment securities available-for-sale	149	(71)

Gain on sale distributed to third party issuer	-	(93)
Gain on sale included in net income	-	(31)
Reclassification adjustment for gain on sale	-	(124)

Total securities available for sale	149	(195)
Comprehensive Income	$395	$339

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(000's)	2014	2013
Cash Flows from Operating Activities
Net income	$246	$534
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(250)	(542)
Stock based compensation	1	2
Net change in other liabilities	-	(21)
Net cash used in operating activities	(3)	(27)

Cash Flows from Investing Activities

Cash Flows from Financing Activities

Net change in cash and cash equivalents	(3)	(27)
Cash and cash equivalents at beginning of period	921	1,040

Cash and cash equivalents at end of period	$918	$1,013

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2014
Securities available for sale:
U.S. government agencies	$-	$5,682	$-	$5,682
Mortgage-backed securities	-	3,522	-	3,522

As of December 31, 2013
Securities available for sale:
U.S. government agencies	$-	$5,652	$-	$5,652
Mortgage-backed securities	-	3,619	-	3,619

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2013 to March 31, 2014, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At March 31, 2014, impaired loans with a carrying value of $1.7 million were reduced by specific valuation allowances totaling $117,000 resulting in a net fair value of $1.6 million based on Level 3 inputs. At December 31, 2013, impaired loans with a carrying value of $2.2 million were reduced by specific valuation allowances totaling $927,000 resulting in a net fair value of $1.2 million based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk.

The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount. During the reported periods, there were no loans discounted for cash flows.

The significant unobservable inputs (Level 3) used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, the cash flow discounts ranged from 0% to 26% for cash flow impaired loans.

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

The following table presents foreclosed assets that were re-measured subsequent to their initial transfer to other real estate owned from loans and reported at fair value:

	Three Months Ended March 31,
	2014	2013
Carrying value of other real estate owned prior to re-measurement	$749	$874
Write-downs included in other non-interest expense	-	-
Fair value	$749	$874

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

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	March 31, 2014
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$7,474	$7,474
Level 2 inputs:
Securities, restricted	1,271	1,271
Loans held for sale	4,093	4,633
Loans, net	121,952	122,052
Accrued interest receivable	416	416
Level 3 inputs:
Servicing asset (included in other assets)	612	612
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	16,806	16,806
Level 2 inputs:
Interest bearing deposits	104,314	104,855
Borrowed funds	8,000	8,000
Accrued interest payable	23	23

	December 31, 2013
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$5,444	$5,444
Level 2 inputs:
Securities, restricted	1,230	1,230
Loans held for sale	2,120	2,359
Loans, net	112,281	112,581
Accrued interest receivable	404	404
Receivable for sold loans	7,465	7,465
Level 3 inputs:
Servicing asset (included in other assets)	565	565
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	16,302	16,302
Level 2 inputs:
Interest bearing deposits	89,501	89,397
Borrowed funds	16,000	16,000
Accrued interest payable	17	17

 ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of March 31, 2014 and December 31, 2013, and our consolidated results of operations for the three months ended March 31, 2014 and 2013. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, including the following:

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

•
changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations, as well as other factors, will affect the demand for loans and the ability of the Company to attract deposits;

•
changes in the general level of interest rates and other economic factors can affect the Company’s interest income by affecting the spread between interest-earning assets and interest-bearing liabilities;

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

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2013 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement reflects only information known to us as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise.

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal banking markets include Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. We currently operate through a main office located at 16200 Dallas Parkway, Dallas, Texas as well as loan production offices located in the Phoenix, Arizona, Denver, Colorado, Greenville, South Carolina and Portland, Oregon markets. These offices originate loans throughout the United States with a focus on the western U.S. The offices are staffed by experienced bankers with significant experience in the origination, administration, and servicing of loans pursuant to programs promulgated by the SBA and the USDA. The Bank is a Preferred Lender Participant (“PLP”) in the SBA program.

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank. The Bank opened for business on November 2, 2004.

The following discussion focuses on our financial condition at March 31, 2014 and December 31, 2013, and our results of operations for the three months ended March 31, 2014 and 2013.

Recent Developments

On May 12, 2014, the Bank moved its main office from 16000 Dallas Parkway, Dallas, Texas to its new building located at 16200 Dallas Parkway, Dallas, Texas. The office lease for 16000 Dallas Parkway will expire and terminate by its own terms in May 2014.

Results of Operations

Key Performance Indicators at March 31, 2014

The following were key indicators of our performance and results of operations through the first quarter of 2014:

•	total assets were $151.9 million at the end of the first quarter of 2014, representing an increase of $7.4 million, or 5.1%, from $144.5 million at the end of 2013;

•
total loans held for investment, net of allowance for loan losses and deferred loan fees, increased $9.7 million, or 8.6%, to $122.0 million at the end of the first quarter of 2014, compared to $112.3 million at the end of 2013;

•
total loans held for sale, which consists primarily of the guaranteed portion of SBA 7(a) loans, increased $2.0 million, or 95.2%, to $4.1 million at the end of the first quarter of 2014, compared to $2.1 million at the end of 2013;

•	total deposits increased $15.3 million, or 14.5%, to $121.1 million at the end of the first quarter of 2014, compared to $105.8 million at the end of 2013;

•
net income before income taxes was $402,000 for the three months ended March 31, 2014, compared to $534,000 for the same period in the prior year. The decline was principally the result of a recorded provision for loan loss of $492,000 for the three months ended March 31, 2014. No provision for loan loss was recorded for the same period in the prior year. The Company recognized income tax expense of $156,000for the three months ended March 31, 2014.  There was no income tax recorded for the three months ended March 31, 2013.

•
return on average assets was 0.67%  and return on average equity was 5.15% for the three months ended March 31, 2014 compared to a return on average assets of 1.80% and return on average equity of 13.15%  for the for the same period in 2013;

•	total revenue increased $689,000, or 16.1%, to $5.0 million for the three months ended March 31, 2014, compared to $4.3 million for the same period in the prior year;
•	tier 1 capital to average assets and total capital ratios for the Bank at March 31, 2014 were 13.57% and 16.09%, respectively, compared to 13.94% and 17.20%, respectively, at December 31, 2013; and

•	the tangible book value of our stock increased to $5.18 at March 31, 2014, compared to $4.32 at March 31, 2013.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended March 31, 2014 and March 31, 2013.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended March 31,
	2014			2013
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of reserve (1)	$124,606	$1,755	5.7%	$97,950	$1,597	6.6%
Federal funds sold	461	-	0.2%	402	-	0.2%
Securities and other	15,869	70	1.8%	15,505	73	1.9%
Total earning assets	140,936	1,825	5.3%	113,857	1,670	5.9%
Cash and other assets	6,946			4,568
Total assets	$147,882			$118,425

Interest-bearing liabilities
NOW accounts	$3,750	3	0.3%	$2,855	2	0.2%
Money market accounts	32,238	39	0.5%	26,060	30	0.5%
Savings accounts	1,688	2	0.5%	608	1	0.5%
Certificates of deposit less than $100,000	4,036	11	1.1%	3,919	13	1.3%
Certificates of deposit $100,000 or greater	52,783	102	0.8%	37,440	73	0.8%
Total interest bearing deposits	94,495	157	0.7%	70,882	119	0.7%
Borrowed funds	13,422	3	0.1%	15,089	4	0.1%
Total interest bearing liabilities	107,917	160	0.6%	85,971	123	0.6%
Noninterest bearing deposits	19,213			15,044
Other liabilities	1,647			1,163
Shareholders’ equity	19,105			16,247
Total liabilities and shareholders’ equity	$147,882			$118,425

Net interest income		1,665			1,547
Net interest spread			4.7%			5.4%
Net interest margin			4.8%			5.5%

Provision for loan loss		492			-
Non-interest income		3,146			2,612
Non-interest expense		3,917			3,625
Income before income taxes		402			534
Income taxes expense		156			-
Net income		$246			$534

Earnings per share		$0.06			$0.13
Return on average equity		5.15%			13.15%
Return on average assets		0.67%			1.80%
Equity to assets ratio		12.92%			13.72%

(1)	Includes nonaccrual loans

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

	Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Total Change
Federal funds sold	$-	$-	$-
Securities and other	(5)	2	(3)
Loans, net of reserve (1)	(217)	375	158

Total earning assets	(222)	377	155

NOW	1	1	2
Money market	1	7	8
Savings	-	1	1
Certificates of deposit $100,000 or less	(2)	-	(2)
Certificates of deposit $100,000 or more	(1)	30	29
Borrowed funds	-	(1)	(1)

Total interest-bearing liabilities	(1)	38	37

Changes in net interest income	$(221)	$339	$118

(1)  Average loans include non-accrual.

Net interest income for the three months ended March 31, 2014 increased $118,000, or 7.6%, compared to the same period in the prior year. The increase was due to an increase in the average volume of interest-earning assets, partially offset by decrease in the average interest yield of earning assets.

Total interest income for the three months ended March 31, 2014 increased $155,000, or 9.3%, compared to the same period in the prior year. Average interest-earning asset volume increased $27.0 million, or 23.7%, to $140.9 for the three months ended March 31, 2014, compared to $113.9 million for the same period in the prior year, primarily due to the increase in the loan portfolio. The average interest yield of earning assets decreased to 5.3%, or 10.2%, for the three months ended March 31, 2014, compared to 5.9% for the same period in the prior year.

Total interest expense for the three months ended March 31, 2014 increased $37,000, or 30.1%, compared to same period in the prior year. The average cost of funds for interest-bearing liabilities was 0.6% for the three months ended March 31, 2014, unchanged from the same period in the prior year. Average volume of interest-bearing liabilities increased $21.9 million, or 25.5%, to $107.9 million for the three months ended March 31, 2014, compared to $86.0 million for the same period in the prior year. Average interest-bearing deposits increased $23.6 million, or 33.3%, to $94.5 million for the three months ended March 31, 2014, compared to $70.9 million for the same period in the prior year. Average borrowed funds decreased $1.7 million, or 11.3%, to $13.4 million for the three months ended March 31, 2014, compared to $15.1 million for the same period in the prior year.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

We recorded a provision of $492,000 for loan losses for the three months ended March 31, 2014. We did not record a provision for loan loss for the three months ended March 31, 2013. We had one dental loan charge-off of $1.1 million during the first quarter of 2014. The loan was impaired on December 31, 2013. The borrower declared Chapter 11 bankruptcy in March 2014 and we charged it off as of March 31, 2014. We had recoveries of $36,000 during the three months ended March 31, 2014.  For the three months ended March 31, 2013, we had one consumer loan charge-off of $300 and recoveries of $1,500.

Non-interest Income

Non-interest income was primarily attributable to fee income generated by the Company for trust services and service charges on depository accounts.

Total non-interest income increased $534,000, or 20.5%, to $3.1 million for the three months ended March 31, 2014, compared to $2.6 for the same period in the prior year. The increase was primarily due to increases in trust income, gain on sale of loans, and rent income.

Trust income is earned on the value of managed and non-managed assets held in custody. Trust income increased $230,000, or 9.0%, to $2.8 million for the three months ended March 31, 2014, compared to $2.6 million for the same period in the prior year. The increase is a result of improvements in market values of assets in trust accounts during the first quarter of 2014.

The Company sold $2.0 million of loans held for sale resulting in a gain on sale of loans of $207,000 for the three months ended March 31, 2014. There were no sales of loans for the three months ended March 31, 2013.

The Company recorded $79,000 of rent income for the three months ended March 31, 2014 from the office building we purchased in April 2013. No rent income was recorded for the three months ended March 31, 2013.

Other income increased $49,000, or 272.2% to $67,000 for the three months ended March 31, 2014, compared to $18,000, for the same period in the prior year. The increase was primarily due to servicing fees on sold loans.

Non-interest Expense

Total non-interest expense increased $292,000, or 8.1%, to $3.9 million for the three months ended March 31, 2014, compared to $3.6 million for the same period in the prior year.

Salaries and employee benefits increased $89,000, or 9.8%, to $996,000 for the three months ended March 31, 2014, compared to $907,000 for the same period in the prior year. This increase was primarily related to an increase in the number of employees in the loan production and operational support areas of the Company.

Occupancy and equipment expenses for the three months ended March 31, 2014 increased $62,000, or 28.4%, to $280,000, compared to $218,000 for the same period in the prior year. The increase is primarily due to expenses related to the office building purchased in April 2013.

Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. For the three months ended March 31, 2014, trust expenses increased $197,000, or 10.0%, to $2.2 million, compared to $2.0 million for the same period in the prior year. The increase is related to improvements in market values of the assets during the first quarter of 2014.

Professional fees decreased $1,000, or 1.0%, to $96,000 for the three months ended March 31, 2014, compared to $97,000 for the same period in the prior year.

Data processing fees decreased $10,000, or 4.8%, to $200,000 for the three months ended March 31, 2014, compared to $210,000 for the same period in the prior year.

Other expenses decreased $45,000, or 19.6%, to $185,000 for the three months ended March 31, 2014, compared to $230,000 for the same period in the prior year. During the first quarter of 2013, the Company recorded an operating loss totaling $54,000 related to an isolated processing error.

Income Taxes

The Company recognized income tax expense of $156,000, for an effective income tax rate of 34.0% for the three months ended March 31, 2014.  There was no income tax recorded for the three months ended March 31, 2013, due to available operating losses to offset taxable income.

Financial Condition

Our total assets as of March 31, 2014 increased $7.4 million to $151.9 million, compared to $144.5 million as of December 31, 2013, primarily as a result of increase in total loans. Net loans increased $9.7 million, or 8.6%, to $122.0 million as of March 31, 2014, compared to $112.3 million as of December 31, 2013. Total deposits increased $15.3 million, or 14.5%, to $121.1 million as of March 31, 2014, compared to $105.8 million as of December 31, 2013. Shareholders’ equity increased $396,000, or 1.9%, to $20.8 million, compared to $20.4 million as of December 31, 2013.

Cash and Due From Banks

Cash and due from banks increased $225,000 to $1.3 million as of March 31, 2014, compared to $1.1 million as of December 31, 2013. The increase is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits increased $1.8 million to $6.2 million as of March 31, 2014, compared to $4.4 million as of December 31, 2013. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of March 31, 2014 and December 31, 2013, the Company held Federal Reserve Bank of Dallas stock of $527,000 and $528,000, respectively, and Federal Home Loan Bank of Dallas stock of $744,000 and $702,000, respectively. As of March 31, 2014 and December 31, 2013, we had government agency securities with amortized cost of $5.8 million and $5.9 million, respectively, and fair value of $5.7 million. As of March 31, 2014 and December 31, 2013, we had mortgage-backed securities with amortized cost of $3.6 million and $3.7 million, respectively, and fair value of $3.5 million and $3.6 million, respectively.

At March 31, 2014 and December 31, 2013, securities with fair value of $7.0 million and $7.1 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with fair value of $1.3 million were pledged against trust deposit balances held at the Bank. One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at March 31, 2014 and December 31, 2013 with fair value of $882,000 and $1.0 million, respectively.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(000's)	March 31, 2014	December 31, 2013
Commercial and industrial	$81,365	$76,445
Consumer installment	1,309	1,826
Real estate — mortgage	20,580	18,310
Real estate — construction and land	6,862	5,756
SBA:
SBA 7(a) unguaranteed portion	8,384	7,031
SBA 504	5,162	5,174
USDA	1,003	1,007
Other	18	10
Gross Loans	124,683	115,559
Less:
Allowance for loan losses	1,773	2,318
Deferred loan costs	(110)	(69)
Discount on loans purchased	1,068	1,029
Net loans	$121,952	$112,281

As of March 31, 2014 and December 31, 2013, total loans held for investment were $122.0 million and $112.3 million, respectively. Total loans, net of deferred fees, discount and reserves as a percentage of total assets were 80.3% as of March 31, 2014 and 77.7% as of December 31, 2013.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of March 31, 2014 and December 31, 2013, commercial loans totaled $81.4 million and $76.4 million, respectively, representing approximately 65.3% and 66.1% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of March 31, 2014 and December 31, 2013, consumer loans totaled $1.3 million and $1.8 million, respectively, approximately 1.0% and 1.6% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At March 31, 2014 and December 31, 2013, real estate loans totaled $27.4 million and $24.1 million, respectively, approximately 22.0% and 20.9% of our total loans, respectively.

Our SBA loan portfolio consists of loans guaranteed by the Small Business Administration (“SBA 7(a)”) and conventional loans promulgated under the SBA’s 504 loan program which serve the small business community. The SBA 7(a) loans are generally guaranteed by the SBA up to 75% of the principal balance. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. The Company records the guaranteed portion of the loans as held for sale. As of March 31, 2014 and December 31, 2013, SBA 7(a) loans held for investment totaled $13.5 million and $12.2 million, respectively, representing approximately 10.8% and 10.6% of our total funded loans, respectively. As of March 31, 2014 and December 31, 2013, SBA 7(a) loans held for sale totaled $4.1 million and $2.1 million, respectively.

Our USDA loan portfolio consists of loans guaranteed by the USDA which serve rural areas. USDA loans are guaranteed up to 90% of the principal balance. As of March 31, 2014 and December 31, 2013, USDA loans held for investment totaled $1.0 million, representing approximately 0.8% and 0.9% of our total funded loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of March 31, 2014, our commercial loan and real estate loan portfolio included $69.4 million of loans, approximately 55.7% of our total funded loans, to dental professionals. These loans were made to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of March 31, 2014:

	As of March 31, 2014
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial (1)	$7,113	$13,048	$22,126	$39,078	$-	$81,365
Consumer installment	982	327	-	-	-	1,309
Real estate — mortgage	5,601	7,450	3,350	2,419	1,760	20,580
Real estate — construction and land	4,689	1,384	789	-	-	6,862
SBA 7(a)	8,304	-	-	80	-	8,384
SBA 504	5,162	-	-	-	-	5,162
USDA	-	-	1,003	-	-	1,003
Other	18	-	-	-	-	18
Total	$31,869	$22,209	$27,268	$41,577	$1,760	$124,683

(1)	Includes non-accrual and other loans at March 31, 2014.

Non-performing Assets and Restructured Loans

Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of March 31, 2014, we had no loans 90 days or more past due and still accruing interest, $1.3 million in loans on non-accrual status and $749,000 in OREO. At December 31, 2013, we had no loans 90 days or more past due and still accruing interest, $750,000 in loans on non-accrual status and $749,000 in OREO. Total non-performing assets as of March 31, 2014 were $2.3 million, unchanged from December 31, 2013.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the non-performing asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “pass-watch” are those loans that have been determined to require enhanced monitoring for potential weaknesses which require further investigation. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on non-accrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At March 31, 2014, the Company had $2.1 million in pass-watch loans, $2.7 million in special mention loans, $3.5 million in substandard loans and no doubtful loans. At December 31, 2013, the Company had $2.8 million in pass-watch loans, $3.6 million in special mention loans, $3.7 million in substandard loans and no doubtful loans.

The following table sets forth certain information regarding non-accrual loans by type, loans past due 90 days and accruing, other real estate owned and restructured loans accruing as of the dates indicated. Trouble debt restructurings on non-accrual status are reported as non-accrual loans.

	March 31, 2014		December 31, 2013
(000's, except percentages):	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Commercial and industrial	$1,313	0.87%	$750	0.52%
Total non-accrual loans	1,313	0.87%	750	0.52%
Loans past due 90 days and accruing	-	-%	-	-%
Restructured loans accruing	257	0.17%	841	0.58%
Other real estate owned	749	0.49%	749	0.52%
Total non-performing assets	$2,319	1.53%	$2,340	1.62%
Restructured loans on non-accrual	$1,195	0.79%	$750	0.52%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $29,000 and $38,000 during the three months ended March 31, 2014 and 2013, respectively. Interest not recognized on impaired loans during the three months ended March 31, 2014 and 2013 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.8 million, or 1.4% of total funded loans at March 31, 2014, and $2.3 million, or 2.0% of total funded loans at December 31, 2013. The decrease was primarily related to a $1.1 million commercial loan charge-off during the first quarter of 2014. The loan was impaired with a reserve allocated against it of $841,000 as of December 31, 2013.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had the one commercial and industrial loan charge-off of $1.1 million and recoveries of $36,000 during the three months ended March 31, 2014. During the three months ended March 31, 2013, we had one small consumer loan charge-off of $300 and recoveries of $1,500.

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

(000's)	As of March 31, 2014		As of December 31, 2013
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,163	65.3%	$1,805	66.1%
Consumer installment	18	1.0	24	1.6
Real estate — mortgage	282	16.5	229	15.8
Real estate — construction and land	96	5.5	74	5.0
SBA	194	10.8	166	10.6
USDA	20	0.9	20	0.9
Total allowance for loan losses	$1,773	100.0%	$2,318	100.0%

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $3.3 million as of March 31, 2014 and $2.5 million at December 31, 2013. The increase is primarily due to renovation costs of the office building located at 16200 Dallas Parkway, Dallas, Texas.

Deposits

Deposits are our primary source of funding. Total deposits at March 31, 2014 and December 31, 2013 were $121.1 million and $105.8 million, respectively. The growth in deposits was primarily due to the increase in loans.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended March 31, 2014 and 2013:

	For the three months ended March 31,
(000's)	2014			2013
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Noninterest bearing deposits	$19,213	16.9%	0.0%	$15,044	17.5%	0.0%
NOW accounts	3,750	3.3	0.3	2,855	3.3	0.2
Money market accounts	32,238	28.4	0.5	26,060	30.3	0.5
Savings accounts	1,688	1.5	0.5	608	0.7	0.5
Certificates of deposit, less than $100,000	4,036	3.5	1.1	3,919	4.6	1.3
Certificates of deposit, $100,000 or greater	52,783	46.4	0.8	37,440	43.6	0.8
Total deposits	$113,708	100.00%	0.6%	$85,926	100.00%	0.6%

The average volume of noninterest-bearing deposits increased $4.2 million for the three months ended March 31, 2014, compared to the same period in 2013. The average volume of money market accounts and certificates of deposits increased $6.2 million and $15.5 million, respectively, for the three months ended March 31, 2014, compared to the same period in 2013.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	March 31, 2014	December 31, 2013
Three months or less	$5,061	$12,811
Over three months through six months	7,671	5,116
Over six months through twelve months	24,303	16,735
Over twelve months	24,040	16,795

Total	$61,075	$51,457

Shareholders’ Equity

As of March 31, 2014, shareholders’ equity increased to $20.8 million from $20.4 million as of December 31, 2013. The increase was due to comprehensive income of $395,000 for the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at March 31, 2014. See Note 15 to the financial statements included in this report. Additional liquidity is also provided through the Bank’s lines of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of March 31, 2014, our established credit line with the Federal Home Loan Bank of Dallas was $18.7 million, or 12.3% of assets, of which $8.0 million was utilized. As of March 31, 2014, our established credit line with the Federal Reserve Bank of Dallas was $19.4 million, or 12.8% of assets, none of which was utilized. Additionally, we serve as trustee or custodian for $53.2 million in cash deposits held at BlackRock, Inc. in a money market fund, of which approximately $30.8 million could be held at the Bank in deposit accounts fully insured by the FDIC.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, tier 1 capital to risk-weighted assets of 4.00%, and tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of tier 1 capital to average total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. As of March 31, 2014, the Bank’s total capital to risk weighted assets ratio was 16.09%, and the Bank’s tier 1 capital to average assets ratio was 13.57%.

(000's)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2014
Total Capital (to Risk Weighted Assets)	$21,759	16.09%	$10,819	>	8.00%	$13,523	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	20,068	14.84%	5,409	>	4.00%	8,114	>	6.00%

Tier 1 Capital (to Average Assets)	20,068	13.57%	5,916	>	4.00%	7,395	>	5.00%

As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$21,381	17.20%	$9,945	>	8.00%	$12,431	>	10.00%

Tier 1 Capital (to Risk Weighted Assets)	19,818	15.94%	4,972	>	4.00%	7,459	>	6.00%

Tier 1 Capital (to Average Assets)	19,818	13.94%	5,685	>	4.00%	7,106	>	5.00%

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

In addition, the final rule permits banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 to include in their tier 1 capital on a permanent basis trust preferred securities and cumulative perpetual preferred stock issued and included in tier 1 capital prior to May 19, 2010, without any phase out. Although community banks must generally begin complying with the final rules on January 1, 2015, management believes that, as of March 31, 2014, the Company would satisfy the higher capital ratios imposed by Basel III.

The above BASEL III capital ratio requirements as applicable to the Bank after the full phase-in period are summarized in the table below. (1)

	BASEL III Minimum Capital Requirements	BASEL III Additional Capital Conservation Buffer	BASEL III Requirements with Capital Conservation Buffer(2)
Total Capital (to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Capital (to risk weighted assets)	6.0%	2.5%	8.5%
Tier 1 Capital (to average assets) or Leverage ratio	4.0%	—%	4.0%
Common Equity Tier 1 (to risk weighted assets)	4.5%	2.5%	7.0%

(1)
Because the BASEL III final rules modify the methodology for calculating risk-weighted assets and the deduction and adjustment to capital, the ratios above may not be comparable to the current applicable regulatory requirements, or the Company's actual capital ratios, as of March 31, 2014.

(2)	Represents the fully phased-in requirements under Basel III.

Liquidity Management

At March 31, 2014, the Company (excluding the Bank) had approximately $900,000 in cash. These funds can be used for Company operations, investment and for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval, which will not be granted until the Bank’s accumulated deficit has been eliminated.

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

At March 31, 2014, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $13.7 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $39.6 million at March 31, 2014.

The Bank’s significant contractual obligations and other potential funding needs at March 31, 2014 consist of:

	As of March 31, 2014
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$99	$127	$-	$-

Certificates of deposit	$39,588	$24,207	$1,351	$-

As of March 31, 2014, the Company had cash and cash equivalents of $7.5 million, or 4.9% of total assets, and loans held for sale of $4.1 million, or 2.7% of total assets. Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of March 31, 2014, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $18.7 million or 12.3% of assets, of which $8.0 million was utilized at March 31, 2014.  The established credit line with the Federal Reserve Bank of Dallas was $19.4 million, or 12.8% of assets, none of which was utilized at March 31, 2014.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of March 31, 2014, the loan to deposit ratio was 100.7%. Total trust custodial cash available to the Bank as of March 31, 2014 was approximately $29.2 million. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 39.2% of total assets as of March 31, 2014. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None

ITEM 6. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation
3.2	Bylaws
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32	Section 1350 Certification*

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Date: May 15, 2014	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer