Form 10-Q
period 2014-06-30
T Bancshares, Inc.
filed 2014-08-14
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2014 was 4,021,932 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(000's except share data)	June 30, 2014	December 31, 2013
	(unaudited)

ASSETS

Cash and due from banks	$2,025	$1,077
Interest-bearing deposits	7,674	4,312
Federal funds sold	131	55
Total cash and cash equivalents	9,830	5,444

Securities available for sale at estimated fair value	9,178	9,271
Securities, restricted at cost	1,039	1,230
Loans held for sale	7,653	2,120
Loans, net of allowance for loan losses of $1,742 and $2,318, respectively	119,834	112,281
Bank premises and equipment, net	4,647	2,452
Other real estate owned	749	749
Deferred tax assets, net	1,080	1,301
Receivable for loans sold	2,468	7,465
Other assets	2,533	2,231
Total assets	$159,011	$144,544

LIABILITIES

Demand deposits:
Non-interest-bearing	$21,281	$16,302
Interest-bearing	39,864	34,047
Time deposits $100 and over	64,377	51,457
Other time deposits	4,120	3,997
Total deposits	129,642	105,803

Borrowed funds	5,000	16,000
Other liabilities	2,927	2,308
Total liabilities	137,569	124,111

SHAREHOLDERS’ EQUITY

Common stock, $0.01 par value; 10,000,000 shares authorized; 4,021,932 shares issued and outstanding	40	40
Additional paid-in capital	22,640	22,631
Retained deficit	(1,165)	(1,933)
Accumulated other comprehensive loss	(73)	(305)
Total shareholders' equity	21,442	20,433
Total liabilities and shareholders' equity	$159,011	$144,544

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(000's except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income

Loan, including fees	$1,879	$1,520	$3,634	$3,117
Securities	66	61	133	130
Federal funds sold	-	-	1	-
Interest-bearing deposits	5	4	7	8
Total interest income	1,950	1,585	3,775	3,255

Interest Expense

Deposits	188	121	345	239
Borrowed funds	2	4	6	8
Total interest expense	190	125	351	247

Net interest income	1,760	1,460	3,424	3,008
Provision for loan losses	-	-	492	-

Net interest income after provision for loan losses	1,760	1,460	2,932	3,008

Non-interest Income

Trust income	2,854	2,644	5,647	5,207
Gain on sale of loans	229	1,060	437	1,060
Service fees and other income	77	15	144	34
Rental income	79	59	158	59
Gain on sale of securities	-	-	-	31
Total non-interest income	3,239	3,778	6,386	6,391

Non-interest Expense

Salaries and employee benefits	1,073	914	2,070	1,822
Occupancy and equipment	304	232	584	451
Trust expenses	2,291	2,067	4,451	4,030
Professional fees	131	150	226	248
Data processing	194	176	394	386
Other	196	183	381	412
Total non-interest expense	4,189	3,722	8,106	7,349
Income before Income Taxes	810	1,516	1,212	2,050
Income tax expense	288	-	444	-
Net Income	$522	$1,516	$768	$2,050

Earnings per common share:
Basic	0.13	0.38	0.19	0.51
Diluted	0.13	0.38	0.19	0.51

Weighted average common shares outstanding	4,021,932	4,021,932	4,021,932	4,021,932
Weighted average diluted shares outstanding	4,034,454	4,030,965	4,034,355	4,030,246

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2014	2013	2014	2013

Net Income	$522	$1,516	$768	$2,050
Other comprehensive income (loss):
Securities available for sale:
Change in net unrealized gain (loss) on investment securities available for sale	83	(311)	232	(383)

Gain on sale distributed to third party issuer	-	-	-	(93)
Gain on sale included in net income	-	-	-	(31)
Reclassification adjustment for gain on sale	-	-	-	(124)

Total securities available for sale	83	(311)	232	(507)
Comprehensive income	$605	$1,205	$1,000	$1,543

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2013	$40	$22,622	$(6,022)	$387	$17,027

Net income - YTD	-	-	2,050	-	2,050
Other comprehensive loss				(507)	(507)
Stock based compensation	-	5	-	-	5
BALANCE, June 30, 2013	$40	$22,627	$(3,972)	$(120)	$18,575

BALANCE, January 1, 2014	$40	$22,631	$(1,933)	$(305)	$20,433

Net income - YTD	-	-	768	-	768
Other comprehensive income				232	232
Stock based compensation	-	9	-	-	9
BALANCE, June 30, 2014	$40	$22,640	$(1,165)	$(73)	$21,442

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(000's)	2014	2013
Cash Flows from Operating Activities
Net income	$768	$2,050
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	492	-
Depreciation and amortization	82	80
Accretion of discount on loans	(6)	(87)
Securities premium amortization, net	18	25
Net gain on sale of securities	-	(31)
Origination of loans held for sale	(9,859)	(13,244)
Proceeds from payments and sales of loans held for sale	4,642	10,204
Net gain on sale of loans	(437)	(1,060)
Stock based compensation	9	5
Receivable for sold loans	4,997	-
Deferred income taxes	221	-
Net change in:
Servicing assets, net	25	5
Other assets	(143)	170
Other liabilities	595	(7)
Net cash provided by (used in) operating activities	1,404	(1,890)

Cash Flows from Investing Activities
Purchase of securities available for sale	-	(3,073)
Principal payments, calls and maturities of securities available for sale	268	1,563
Proceeds from sale of securities available for sale	-	1,352
Payment to third party for gain-sharing arrangement	-	(93)
Purchase of securities, restricted	(350)	(104)
Proceeds from sale of securities, restricted	541	154
Net change in loans	(8,039)	(5,123)
Purchases of premises and equipment	(2,277)	(2,065)
Net cash used in investing activities	(9,857)	(7,389)

Cash Flows from Financing Activities
Net change in demand deposits	10,796	3,537
Net change in time deposits	13,043	8,224
Proceeds from borrowed funds	157,000	133,000
Repayment of borrowed funds	(168,000)	(135,000)
Net cash provided by financing activities	12,839	9,761

Net change in cash and cash equivalents	4,386	482
Cash and cash equivalents at beginning of period	5,444	6,828

Cash and cash equivalents at end of period	$9,830	$7,310

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$344	$248
Income taxes	$450	$-

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

Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Company on January 1, 2017 and is not expected to have a significant impact on the Company's financial statements.

Accounting Standards Update (ASU) No. 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective for the Company on January 1, 2015 and is not expected to have a significant impact on the Company's financial statements.

NOTE 3. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	June 30, 2014
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,819	$71	$157	$5,733
Mortgage-backed securities	3,470	18	43	3,445
Total securities available for sale	$9,289	$89	$200	$9,178

Securities, restricted:
Other	$1,039	$-	$-	$1,039

	December 31, 2013
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,865	$29	$242	$5,652
Mortgage-backed securities	3,711	14	106	3,619
Total securities available for sale	$9,576	$43	$348	$9,271

Securities, restricted:
Other	$1,230	$-	$-	$1,230

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or by U.S. government-sponsored agencies. Securities, restricted consist of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock which are carried at cost.

At June 30, 2014 and December 31, 2013, securities with market value of $7.0 million and $7.1 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with market values of $1.3 million were pledged against trust deposit balances held at the Company’s insured depository subsidiary, T Bank, N.A. (the “Bank”). One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at June 30, 2014 and December 31, 2013 with a market value of $879,000 and $878,000, respectively. The Bank held Federal Reserve Bank of Dallas stock in the amount of $570,000 and $528,000 at June 30, 2014 and December 31, 2013, respectively. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $469,000 and $702,000 at June 30, 2014 and December 31, 2013, respectively.

The amortized cost and estimated fair value of securities at June 30, 2014 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.
	Available for Sale
(000's)	Amortized Cost	Estimated Fair Value
Due after five years through ten years	4,997	4,854
Due after ten years	822	879
Mortgage-backed securities	3,470	3,445
Total	$9,289	$9,178

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2014:

	Less than 12 months		12 months or longer		Total
(000’s)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$-	$-	$2,842	$157	$2,842	$157
Mortgage-backed securities	-	-	1,760	43	1,760	43
Total	$-	$-	$4,602	$200	$4,602	$200

NOTE 4. LOANS

Major classifications of loans held for investment are as follows:

(000's)	June 30, 2014	December 31, 2013
Commercial and industrial	$76,488	$76,445
Consumer installment	1,870	1,826
Real estate - mortgage	20,451	18,310
Real estate - construction and land	7,281	5,756
SBA:
SBA 7(a) unguaranteed portion	10,297	7,031
SBA 504	5,150	5,174
USDA	1,000	1,007
Other	17	10
Gross Loans	122,554	115,559
Less:
Allowance for loan losses	1,742	2,318
Deferred loan costs	(134)	(69)
Discount on loans	1,112	1,029
Net loans	$119,834	$112,281

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

During the three and six months ended June 30, 2014, the Company originated $5.8 million and $9.7 million, respectively, of SBA loans. The guaranteed portions of the loans are recorded as loans held for sale.  The Company had $7.7 million and $2.1 million of SBA loans held for sale as of June 30, 2014 and December 31, 2013, respectively. During the second quarter of 2014, the Company sold $2.2 million of SBA loans, recognizing a gain on sale of loans of $229,000, and recorded a servicing asset at fair value of $61,000. The loans sold did not settle until July 2014 and the Company recorded a receivable of $2.5 million, which consists of $2.2 million for the principal balance of the loans and $282,000 for the premium amount.

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

The SBA has designated the Bank as a "Preferred Lender." As a Preferred Lender, the Bank has been delegated loan approval, closing and most servicing and liquidation authority responsibility from the SBA.

The Company also offers Business & Industry ("B&I") program loans through the USDA. These loans are similar to the SBA product, except they are guaranteed by the USDA. The guaranteed amount is generally 80% on loan amounts up to $5.0 million. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the SBA 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market. These loans can be utilized for rural commercial real estate and equipment. The loans can be up to 30 years or 360 months and the rates can be fixed or variable.

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

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 and 2013 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
Three months ended:
June 30, 2014
Beginning Balance	$1,163	$18	$282	$96	$194	$20	$-	$1,773
Provision for loan losses	(33)	7	(12)	-	38	-	-	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	(32)	-	-	1	-	-	-	(31)
Net recoveries	(32)	-	-	1	-	-	-	(31)
Ending balance	$1,098	$25	$270	$97	$232	$20	$-	$1,742

June 30, 2013
Beginning Balance	$930	$13	$213	$76	$42	$-	$65	$1,339
Provision for loan losses	30	4	(13)	(9)	23	17	(52)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	2	-	-	-	2
Net recoveries	-	-	-	2	-	-	-	2
Ending balance	$960	$17	$200	$69	$65	$17	$13	$1,341

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
Six months ended:
June 30, 2014
Beginning Balance	$1,805	$24	$229	$74	$166	$20	$-	$2,318
Provision for loan losses	363	1	41	21	66	-	-	492
Charge-offs	(1,073)	-	-	-	-	-	-	(1,073)
Recoveries	3	-	-	2	-	-	-	5
Net recoveries	(1,070)	-	-	2	-	-	-	(1,068)
Ending balance	$1,098	$25	$270	$97	$232	$20	$-	$1,742

June 30, 2013
Beginning Balance	$1,007	$12	$259	$60	$-	$-	$-	$1,338
Provision for loan losses	(47)	5	(59)	6	65	17	13	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	3	-	-	-	3
Net recoveries	-	-	-	3	-	-	-	3
Ending balance	$960	$17	$200	$69	$65	$17	$13	$1,341

The Company’s allowance for loan losses as of June 30, 2014 and December, 31, 2013 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
June 30, 2014
Loans individually evaluated for impairment	$160	$-	$-	$-	$-	$-	$-	$160
Loans collectively evaluated for impairment	938	25	270	97	232	20	-	1,582
Ending balance	$1,098	$25	$270	$97	$232	$20	$-	$1,742

December 31, 2013
Loans individually evaluated for impairment	$927	$-	$-	$-	$-	$-	$-	$927
Loans collectively evaluated for impairment	878	24	229	74	166	20	-	1,391
Ending balance	$1,805	$24	$229	$74	$166	$20	$-	$2,318

The Company’s recorded investment in loans as of June 30, 2014 and December 31, 2013 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
June 30, 2014
Loans individually evaluated for impairment	$1,980	$-	$161	$-	$-	$-	$-	$2,141
Loans collectively evaluated for impairment	74,508	1,870	20,290	7,281	15,447	1,000	17	120,413
Total loans	$76,488	$1,870	$20,451	$7,281	$15,447	$1,000	$17	$122,554

December 31, 2013
Loans individually evaluated for impairment	$3,682	$-	$427	$-	$-	$-	$-	$4,109
Loans collectively evaluated for impairment	72,763	1,826	17,883	5,756	12,205	1,007	10	111,450
Ending balance	$76,445	$1,826	$18,310	$5,756	$12,205	$1,007	$10	$115,559

At June 30, 2014 and December 31, 2013, there were $737,000 and $750,000, respectively, of commercial and industrial nonaccrual loans, and there were no loans contractually delinquent over ninety days and still accruing interest.

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

The Company’s impaired loans and related allowance are summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2014						Six Months Ended
Commercial and industrial	$2,055	$880	$1,100	$1,980	$160	$2,850	$87
Real estate – mortgage	161	161	-	161	-	380	9
Total	$2,216	$1,041	$1,100	$2,141	$160	$3,230	$96

December 31, 2013						Year Ended
Commercial and industrial	$3,719	$1,526	$2,156	$3,682	$927	$2,856	$241
Real estate – mortgage	427	427	-	427	-	441	22
Total	$4,146	$1,953	$2,156	$4,109	$927	$3,297	$263

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest that would have been recognized for the six months ended June 30, 2014 and 2013 on non-accrual loans if performed in accordance with their original contract terms was not significant.

Restructured loans are considered “trouble debt restructurings” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. There were no troubled debt restructurings during the six months ended June 30, 2014.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three or six months ended June 30, 2014. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of June 30, 2014 and December 31, 2013, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

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

The following summarizes the Company’s internal ratings of its loans:

(000's)	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
June 30, 2014
Commercial and industrial	$74,200	$-	$363	$1,925	$-	$76,488
Consumer installment	1,870	-	-	-	-	1,870
Real estate – mortgage	17,294	868	1,553	736	-	20,451
Real estate – construction and land	5,308	1,198	775	-	-	7,281
SBA	15,447	-	-	-	-	15,447
USDA	1,000	-	-	-	-	1,000
Other	17	-	-	-	-	17
Total	$115,136	$2,066	$2,691	$2,661	$-	$122,554

December 31, 2013
Commercial and industrial	$71,930	$582	$1,208	$2,725	$-	$76,445
Consumer installment	1,826	-	-	-	-	1,826
Real estate - mortgage	14,851	882	1,565	1,012	-	18,310
Real estate – construction and land	3,662	1,301	793	-	-	5,756
SBA	12,205	-	-	-	-	12,205
USDA	1,007	-	-	-	-	1,007
Other	10	-	-	-	-	10
Total	$105,491	$2,765	$3,566	$3,737	$-	$115,559

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(000's)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
June 30, 2014
Commercial and industrial	$67	$-	$67	$76,421	$76,488	$-
Consumer installment	-	-	-	1,870	1,870	-
Real estate – mortgage	-	-	-	20,451	20,451	-
Real estate – construction and land	-	-	-	7,281	7,281	-
SBA	-	-	-	15,447	15,447	-
USDA	-	-	-	1,000	1,000	-
Other	-	-	-	17	17	-
Total	$67	$-	$67	$122,487	$122,554	$-

December 31, 2013
Commercial and industrial	$766	$-	$766	$75,679	$76,445	$-
Consumer installment	499	-	499	1,327	1,826	-
Real estate – mortgage	-	-	-	18,310	18,310	-
Real estate – construction and land	-	-	-	5,756	5,756	-
SBA	-	-	-	12,205	12,205	-
USDA	-	-	-	1,007	1,007	-
Other	-	-	-	10	10	-
Total	$1,265	$-	$1,265	$114,294	$115,559	$-

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor. No directors or officers have loans with the Company or the Bank.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at June 30, 2014 and December 31, 2013 were as follows:

(000's)	June 30, 2014	December 31, 2013
Land	$676	$661
Building	1,279	1,279
Leasehold improvements	929	929
Construction in progress	2,450	242
Furniture and equipment	2,242	2,189
	7,576	5,300
Less: accumulated depreciation	2,929	2,848
Balance at end of period	$4,647	$2,452

NOTE 7. OTHER REAL ESTATE OWNED AND OTHER ASSETS

Other Real Estate Owned (“OREO”) totaled $749,000 at June 30, 2014 and December 31, 2013. On July 21, 2014, the Company sold the property and recorded a gain on the sale in the amount of $12,000.

Other assets consisted of the following at June 30, 2014 and December 31, 2013:

(000's)	June 30, 2014	December 31, 2013
Prepaid assets	$301	$267
Accounts receivable – trust fees	997	975
Accrued interest receivable	402	404
Loan servicing rights	660	565
Other	173	20
Total	$2,533	$2,231

For the three and six months ended June 30, 2014, the Company sold $2.2 million and $4.2 million, respectively, of SBA 7(a) program loans, and recorded a loan servicing asset of $61,000 and $121,000, respectively. The Company has elected to use the amortizing method for the treatment of servicing assets. Amortization expense for the three and six months ended June 30, 2014 was $12,000 and $25,000, respectively. In the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized.

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of June 30, 2014		As of December 31, 2013
Non-interest-bearing demand	$21,281	16%	$16,302	15%
Interest-bearing demand (NOW)	5,104	4	3,108	3
Money market accounts	31,739	25	29,759	28
Savings accounts	3,021	2	1,180	1
Certificates of deposit, $100,000 and greater	64,377	50	51,457	49
Certificates of deposit, less than $100,000	4,120	3	3,997	4
Total	$129,642	100%	$105,803	100%

At June 30, 2014, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2014	$18,329
2015	29,579
2016	14,238
2017	4,470
2018	531
2019	1,350
Total	$68,497

NOTE 9. BORROWED FUNDS

The Company had borrowed funds from the Federal Home Loan Bank of Dallas of $5.0 million and $16.0 million as of June 30, 2014 and December 31, 2013, respectively.  The Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $17.0 million secured by commercial loans and securities with collateral values of $10.1 million and $6.9 million, respectively. The Company had one outstanding advance for $5.0 million at June 30, 2014, with a fixed interest rate of 0.15% and maturity date of July 7, 2014. At maturity, we determine our borrowing needs and renew accordingly at varying terms ranging from one to thirty days. The Company had one outstanding advance for $16.0 million at December 31, 2013, with a fixed interest rate of 0.05% and maturity date of January 2, 2014.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $18.3 million, secured by commercial loans and securities with collateral value of $17.3 million and $1.0 million, respectively. There were no outstanding borrowings at June 30, 2014 or December 31, 2013.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at June 30, 2014 and December 31, 2013:

(000's)	June 30, 2014	December 31, 2013
Trust advisor fees payable	$1,373	$1,293
Other accounts payable	433	-
Audit fees	78	41
Incentive compensation	283	333
Data processing	63	100
Franchise & property taxes	43	94
Interest payable	24	17
Legal	5	7
Other	625	423
	$2,927	$2,308

Other accounts payable of $433,000 as of June 30, 2014 was for insurance proceeds received for damage to property held as collateral for two loans and will be disbursed as repairs are completed.

NOTE 11. INCOME TAXES

Income tax expense for the three and six months ended June 30, 2014 was $288,000 and $444,000, respectively. No federal income tax expense was recorded for the three and six months ended June 30, 2013 as net operating losses offset taxable income. The Company’s effective income tax rate was 34.0% for the three and six months ended June 30, 2014. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

Net deferred tax assets totaled $1.1 million at June 30, 2014 and $1.3 million at December 31, 2013.  No valuation allowance was recorded against deferred tax assets at June 30, 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings in prior years.

NOTE 12. EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 6% of their compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation.  Employer contributions charged to expense for the three months ending June 30, 2014 and 2013 totaled $22,000 and $21,000, respectively. Employer contributions charged to expense for the six months ending June 30, 2014 and 2013 totaled $48,000 and $42,000, respectively.

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

The Plan is administered by the Board of Directors and has a term of 10 years. As of June 30, 2014, options to purchase a total of 241,000 shares of common stock were issued and outstanding with a weighted average exercise price of $8.59. These options vest through March 2019. As of December 31, 2013, options to purchase a total of 210,000 shares of common stock were issued and outstanding with a weighted average exercise price of $9.12. Outstanding stock options of 27,000 were considered in the diluted earnings per share computations for the three and six months ended June 30, 2014 and 2013. The remaining 214,000 outstanding options at June 30, 2014 and 183,000 outstanding options at June 30, 2013 were not considered in the per share computation because their effect was anti-dilutive.

The Company recorded $8,000 and $3,000 in compensation expense for the three months ended June 30, 2014 and 2013, respectively, and $9,000 and $5,000 in compensation expense for the six months ended June 30, 2014 and 2013, respectively, in connection with the Plan.

The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Plan for the six months ended June 30, 2014:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	210,000	$9.12
Granted	31,000	5.04
Exercised	-	-
Expired / forfeited	-	-

Outstanding at end of period	241,000	$8.59
Exercisable at end of period	204,600	$9.31
Available for grant at end of period	8,000

The weighted average remaining contractual life of options outstanding at June 30, 2014 was 3.2 years.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at June 30, 2014, was $129,000 and $86,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2013 was $74,000 and $44,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $5.75 and $4.52 at June 30, 2014 and December 31, 2013, respectively, and the exercise price, multiplied by the number of options outstanding. There were no stock options exercised during the six months ended June 30, 2014 or for the year ended December 31, 2013.

NOTE 14. STOCK WARRANTS

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at June 30, 2014. These warrants are exercisable at a price of $10 per share at any time until November 2, 2014. The outstanding warrants were not included in the earnings per share computations for the respective three and six months ended June 30, 2014 and 2013 because their effect was anti-dilutive.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2014, the Company had commitments to extend credit and standby letters of credit of approximately $10.6 million and $10,000, respectively. At December 31, 2013, the Company had commitments to extend credit and standby letters of credit of approximately $12.8 million and $10,000, respectively.

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

The Company has one lease agreement, which expire in 2017. In addition to the lease for office space, the Company also leases various pieces of office equipment under short-term agreements.  Lease expense for the six months ended June 30, 2014 and 2013 was $77,000 and $131,000, respectively.

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

(000's)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2014
Total Capital (to Risk Weighted Assets)	$22,321	16.59%	$10,765	8.00%	$13,456	10.00%

Tier 1 Capital (to Risk Weighted Assets)	20,638	15.34	5,383	4.00	8,074	6.00

Tier 1 Capital (to Average Assets)	20,638	13.35	6,184	4.00	7,730	5.00

As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$21,381	17.20%	$9,945	8.00%	$12,431	10.00%

Tier 1 Capital (to Risk Weighted Assets)	19,818	15.94	4,972	4.00	7,459	6.00

Tier 1 Capital (to Average Assets)	19,818	13.94	5,685	4.00	7,106	5.00

NOTE 17. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(000's)	June 30, 2014	December 31, 2013
ASSETS

Cash and due from banks	$886	$921
Investment in subsidiary	20,564	19,512

Total assets	$21,450	$20,433

LIABILITIES AND CAPITAL

Accounts payable	$8	$-
Capital	21,442	20,433

Total liabilities and capital	$21,450	$20,433

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2014	2013	2014	2013
Equity in income from subsidiary	$570	$1,544	$820	$2,086

Non-interest expense:
Professional and administrative	40	25	43	31
Stock based compensation	8	3	9	5
Total non-interest expenses	48	28	52	36

Net income	$522	$1,516	$768	$2,050

 T BANCSHARES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(000's)	2014	2013	2014	2013
Net Income	$522	$1,516	$768	$2,050
Other comprehensive income (loss):
Securities available for sale:
Change in net unrealized gain (loss) on investment securities available for sale	83	(311)	232	(383)

Gain on sale distributed to third party issuer	-	-	-	(93)
Gain on sale included in net income	-	-	-	(31)
Reclassification adjustment for gain on sale	-	-	-	(124)

Total securities available for sale	83	(311)	232	(507)
Comprehensive income	$605	$1,205	$1,000	$1,543

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(000's)	2014	2013
Cash Flows from Operating Activities
Net income	$768	$2,050
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(820)	(2,086)
Stock based compensation	9	5
Net change in other liabilities	8	(21)
Net cash used in operating activities	(35)	(52)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net change in cash and cash equivalents	(35)	(52)
Cash and cash equivalents at beginning of period	921	1,040

Cash and cash equivalents at end of period	$886	$988

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2014
Securities available for sale:
U.S. government agencies	$-	$5,733	$-	$5,733
Mortgage-backed securities	-	3,445	-	3,445

As of December 31, 2013
Securities available for sale:
U.S. government agencies	$-	$5,652	$-	$5,652
Mortgage-backed securities	-	3,619	-	3,619

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2013 to June 30, 2014, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At June 30, 2014, impaired loans with a carrying value of $1.1 million were reduced by specific valuation allowances totaling $160,000, resulting in a net fair value of $940,000 based on Level 3 inputs. At December 31, 2013, impaired loans with a carrying value of $2.2 million were reduced by specific valuation allowances totaling $927,000, resulting in a net fair value of $1.2 million based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk.

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

The significant unobservable inputs (Level 3) used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, the cash flow discounts ranged from 3% to 26% for three cash flow impaired loans. During the three months ended June 30, 2014, one loan totaling $67,000 became impaired and the cash flow discount was 98%.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include OREO which, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of OREO on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, were re-measured using Level 2 inputs based on observable market data. Estimated fair value of OREO is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management.

The following table presents foreclosed assets that were re-measured subsequent to their initial transfer to OREO from loans and reported at fair value:

	Six Months Ended June 30,
	2014	2013
Carrying value of OREO prior to re-measurement	$749	$874
Write-downs included in other non-interest expense	-	-
Fair value	$749	$874

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

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	June 30, 2014
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$9,830	$9,830
Level 2 inputs:
Securities, restricted	1,039	1,039
Loans held for sale	7,653	8,734
Loans, net	119,834	120,394
Accrued interest receivable	402	402
Level 3 inputs:
Servicing asset (included in other assets)	660	660
Financial liabilities:
Level 1 inputs:
Non-interest-bearing deposits	21,281	21,281
Level 2 inputs:
Interest-bearing deposits	108,361	107,912
Borrowed funds	5,000	5,000
Accrued interest payable	24	24

	December 31, 2013
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$5,444	$5,444
Level 2 inputs:
Securities, restricted	1,230	1,230
Loans held for sale	2,120	2,359
Loans, net	112,281	112,581
Accrued interest receivable	404	404
Receivable for sold loans	7,465	7,465
Level 3 inputs:
Servicing asset (included in other assets)	565	565
Financial liabilities:
Level 1 inputs:
Non-interest-bearing deposits	16,302	16,302
Level 2 inputs:
Interest-bearing deposits	89,501	89,397
Borrowed funds	16,000	16,000
Accrued interest payable	17	17

NOTE 18. SUBSEQUENT EVENT

At June 30, 2014, the Company held a medical office complex building in other real estate owned, of which 49.2% was participated to another lending institution. On July 21, 2014, the Company sold the property for $1.6 million. The Company recorded a gain on the sale in the amount of $12,000 in July 2014.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of June 30, 2014 and December 31, 2013, and our consolidated results of operations for the three and six months ended June 30, 2014 and 2013. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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
•
our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third-party security breaches, subjects us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

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

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal banking markets include Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. We currently operate through a main office located at 16200 Dallas Parkway, Dallas, Texas, as well as loan production offices located in the Phoenix, Arizona, Denver, Colorado, Greenville, South Carolina and Portland, Oregon markets. These offices originate loans throughout the United States with a focus on the western U.S. The offices are staffed by experienced bankers with significant experience in the origination, administration, and servicing of loans pursuant to programs promulgated by the SBA and the USDA. The Bank is a Preferred Lender Participant (“PLP”) in the SBA program.

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank. The Bank opened for business on November 2, 2004.

The following discussion focuses on our financial condition at June 30, 2014 and December 31, 2013, and our results of operations for the three and six months ended June 30, 2014 and 2013.

Recent Developments

At June 30, 2014, the Company held a medical office complex building in other real estate owned, of which 49.2% was participated to another lending institution. On July 21, 2014, the Company sold the property for $1.6 million. The Company recorded a gain on the sale in the amount of $12,000 in July 2014.

Results of Operations

Key Performance Indicators at June 30, 2014

The following were key indicators of our performance and results of operations through the first two quarters of 2014:

•	total assets were $159.0 million at the end of the second quarter of 2014, representing an increase of $14.5 million, or 10.0%, from $144.5 million at the end of 2013;

•
total loans held for investment, net of allowance for loan losses and deferred loan fees, increased $7.5 million, or 6.7%, to $119.8 million at the end of the second quarter of 2014, compared to $112.3 million at the end of 2013;

•
total loans held for sale, which consists primarily of the guaranteed portion of SBA 7(a) loans, increased $5.6 million, or 266.7%, to $7.7 million at the end of the second quarter of 2014, compared to $2.1 million at the end of 2013;

•	total deposits increased $23.8 million, or 22.5%, to $129.6 million at the end of the second quarter of 2014, compared to $105.8 million at the end of 2013;
•
net income before income taxes was $810,000 for the three months ended June 30, 2014, compared to $1.5 million for the same period in the prior year. The decrease was primarily due to decrease in gain on loans sold. The Company recognized income tax expense of $288,000 for the three months ended June 30, 2014. There was no income tax recorded for the three months ended June 30, 2013. Net income before income taxes was $1.2 million for the six months ended June 30, 2014, compared to $2.1 million for the same period in the prior year. The decline was principally the result of a decrease in gain on sale of loans of $623,000 and a recorded provision for loan loss of $492,000 for the six months ended June 30, 2014. No provision for loan loss was recorded for the same period in the prior year. The Company recognized income tax expense of $444,000 for the six months ended June 30, 2014. There was no income tax recorded for the six months ended June 30, 2013;

•
return on average assets was 1.35% and 1.01% for the three and six months ended June 30, 2014, respectively, compared to 4.93% and 3.40% for the same periods in 2013. Return on average equity was 10.34% and 7.74% for the three and six months ended June 30, 2014, respectively, compared to 34.60% and 24.28% for the same periods in 2013;

•
total revenue decreased $174,000, or 3.2% to $5.2 million for the three months ended June 30, 2014, compared to $5.4 million for the same period in the prior year, and increased $515,000, or 5.3%, to $10.2 million for the six months ended June 30, 2013, compared to $9.6 million for the same period in the prior year;

•	tier 1 capital to average assets and total capital ratios for the Bank at June 30, 2014 were 13.35% and 16.59%, respectively, compared to 13.94% and 17.20%, respectively, at December 31, 2013; and

•	the tangible book value of our stock increased to $5.33 at June 30, 2014, compared to $4.62 at June 30, 2013.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three and six months ended June 30, 2014 and June 30, 2013.

 FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended June 30,
	2014			2013
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of unearned discount (1)	$129,264	$1,879	5.83%	$100,590	$1,520	6.06%
Interest-bearing deposits and federal funds sold	7,260	5	0.28%	7,057	4	0.23%
Securities	10,319	66	2.57%	10,878	61	2.25%
Total earning assets	146,843	1,950	5.33%	118,525	1,585	5.36%
Cash and other assets	9,495			5,844
Allowance for loan losses	(1,763)			(1,340)
Total assets	$154,575			$123,029

Interest-bearing liabilities
NOW accounts	$3,516	3	0.34%	$3,170	2	0.25%
Money market accounts	32,973	40	0.49%	27,632	32	0.46%
Savings accounts	2,765	3	0.44%	693	1	0.58%
Certificates of deposit less than $100,000	4,122	11	1.07%	3,587	11	1.23%
Certificates of deposit $100,000 or greater	63,419	131	0.83%	41,964	75	0.72%
Total interest-bearing deposits	106,795	188	0.71%	77,046	121	0.63%
Borrowed funds	6,802	2	0.12%	13,011	4	0.12%
Total interest-bearing liabilities	113,597	190	0.67%	90,057	125	0.56%
Non-interest-bearing deposits	19,475			14,220
Other liabilities	1,313			1,226
Shareholders’ equity	20,190			17,526
Total liabilities and shareholders’ equity	$154,575			$123,029

Net interest income		1,760			1,460
Net interest spread			4.66%			4.81%
Net interest margin			4.81%			4.94%

Provision for loan loss		-			-
Non-interest income		3,239			3,778
Non-interest expense		4,189			3,722
Income before income taxes		810			1,516
Income taxes expense		288			-
Net income		$522			$1,516

Earnings per share		$0.13			$0.38
Return on average equity		10.34%			34.60%
Return on average assets		1.35%			4.93%
Equity to assets ratio		13.06%			14.25%

(1)	Includes nonaccrual loans

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Six Months Ended June 30,
	2014			2013
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of unearned discount (1)	$126,948	$3,634	5.77%	$99,951	$3,117	6.29%
Interest-bearing deposits and federal funds sold	6,538	8	0.25%	6,059	8	0.27%
Securities and other	10,420	133	2.57%	10,868	130	2.41%
Total earning assets	143,906	3,775	5.29%	116,878	3,255	5.62%
Cash and other assets	9,473			5,200
Allowance for loan losses	(1,777)			(1,339)
Total assets	$151,602			$120,739

Interest-bearing liabilities
NOW accounts	$3,632	6	0.33%	$3,013	3	0.20%
Money market accounts	32,607	78	0.48%	26,850	63	0.47%
Savings accounts	2,230	6	0.54%	651	2	0.62%
Certificates of deposit less than $100,000	4,079	22	1.09%	3,752	23	1.24%
Certificates of deposit $100,000 or greater	58,131	233	0.81%	39,715	148	0.75%
Total interest-bearing deposits	100,679	345	0.69%	73,981	239	0.65%
Borrowed funds	10,094	6	0.12%	14,044	8	0.11%
Total interest-bearing liabilities	110,773	351	0.64%	88,025	247	0.57%
Non-interest-bearing deposits	19,345			14,630
Other liabilities	1,493			1,194
Shareholders’ equity	19,991			16,890
Total liabilities and shareholders’ equity	$151,602			$120,739

Net interest income		3,424			3,008
Net interest spread			4.65%			5.05%
Net interest margin			4.80%			5.19%

Provision for loan loss		492			-
Non-interest income		6,386			6,391
Non-interest expense		8,106			7,349
Income before income taxes		1,212			2,050
Income taxes expense		444			-
Net income		$768			$2,050

Earnings per share		$0.19			$0.51
Return on average equity		7.68%			24.28%
Return on average assets		1.01%			3.40%
Equity to assets ratio		13.19%			13.99%

(1)	Includes nonaccrual loans

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of zero to 0.25% where it has remained since that time.

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

	Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Total Change
Interest-bearing deposits and federal funds sold	$1	$-	$1
Securities	9	(4)	5
Loans, net of unearned discount (1)	(58)	417	359

Total earning assets	(48)	413	365

NOW	1	-	1
Money market	2	6	8
Savings	-	2	2
Certificates of deposit $100,000 or less	(1)	1	-
Certificates of deposit $100,000 or more	12	44	56
Borrowed funds	-	(2)	(2)

Total interest-bearing liabilities	14	51	65

Changes in net interest income	$(62)	$362	$300

(1)	Average loans include non-accrual.

	Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Total Change
Interest-bearing deposits and federal funds sold	$(1)	$1	$-
Securities	9	(6)	3
Loans, net of unearned discount (1)	(256)	773	517

Total earning assets	(248)	768	520

NOW	1	1	2
Money market	2	14	16
Savings	-	4	4
Certificates of deposit $100,000 or less	(3)	2	(1)
Certificates of deposit $100,000 or more	11	74	85
Borrowed funds	-	(2)	(2)

Total interest-bearing liabilities	11	93	104

Changes in net interest income	$(259)	$675	$416

(1)	Average loans include non-accrual.

Net interest income for the three months ended June 30, 2014 increased $300,000, or 20.5%, compared to the same period in the prior year. The increase was due to an increase in the average volume of interest-earning assets, partially offset by decrease in the average interest yield of earning assets. Net interest margin decreased 13 basis points from 4.94% during the three months ended June 30, 2013 to 4.81% during the three months ended June 30, 2014. The decrease in net interest margin was the result of a decrease in the average yield on loans and increase in cost of interest-bearing deposits, as further discussed below.

Total interest income for the three months ended June 30, 2014 increased $365,000, or 23.0%, compared to the same period in the prior year. Average interest-earning asset volume increased $28.3 million to $146.8 for the three months ended June 30, 2014, compared to $118.5 million for the same period in the prior year, due to the increase in the loan portfolio. The average interest yield of earning assets decreased 3 basis points to 5.33% for the three months ended June 30, 2014, compared to 5.36% for the same period in the prior year. The average yield on loans was 5.83% during the three months ended June 30, 2014 compared to 6.06% during the three months ended June 30, 2013.

Total interest expense for the three months ended June 30, 2014 increased $65,000, or 52.0%, compared to same period in the prior year. The average cost of interest-bearing liabilities increased 11 basis points to 0.67% for the three months ended June 30, 2014, compared to 0.56% for the same period in the prior year. Average volume of interest-bearing liabilities increased $23.5 million to $113.6 million for the three months ended June 30, 2014, compared to $90.1 million for the same period in the prior year. Average interest-bearing deposits increased $29.8 million to $106.8 million for the three months ended June 30, 2014, compared to $77.0 million for the same period in the prior year. Average borrowed funds decreased $6.2 million to $6.8 million for the three months ended June 30, 2014, compared to $13.0 million for the same period in the prior year.

Net interest income for the six months ended June 30, 2014 increased $416,000, or 13.8%, compared to the same period in the prior year. The increase was due to an increase in the average volume of interest-earning assets, partially offset by decrease in the average interest yield of earning assets and increase in the average volume of interest-bearing liabilities. Net interest margin decreased 39 basis points from 5.19% during the six months ended June 30, 2013 to 4.80% during the six months ended June 30, 2014. The decrease in net interest margin was the result of a decrease in the average yield on loans and increase in cost of interest-bearing deposits, as further discussed below.

Total interest income for the six months ended June 30, 2014 increased $520,000, or 16.0%, compared to the same period in the prior year. Average interest-earning asset volume increased $27.0 million to $143.9 for the six months ended June 30, 2014, compared to $116.9 million for the same period in the prior year, due to the increase in the loan portfolio. The average interest yield of earning assets decreased 33 basis points to 5.29% for the six months ended June 30, 2014, compared to 5.62% for the same period in the prior year. The average yield on loans was 5.77% during the six months ended June 30, 2014 compared to 6.29% during the six months ended June 30, 2013.

Total interest expense for the six months ended June 30, 2014 increased $104,000, or 42.1%, compared to same period in the prior year. The average cost of interest-bearing liabilities increased 7 basis points to 0.64% for the six months ended June 30, 2014, compared to 0.57% for the same period in the prior year. Average volume of interest-bearing liabilities increased $22.8 million to $110.8 million for the six months ended June 30, 2014, compared to $88.0 million for the same period in the prior year. Average interest-bearing deposits increased $26.7 million to $100.7 million for the six months ended June 30, 2014, compared to $74.0 million for the same period in the prior year. Average borrowed funds decreased $3.9 million to $10.1 million for the six months ended June 30, 2014, compared to $14.0 million for the same period in the prior year.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

We did not record a provision for loan losses for the three months ended June 30, 2014. We had no charge-offs, and $2,000 of recoveries during the second quarter of 2014. For the six months ended June 30, 2014, provision for loan losses was $492,000, which we recorded in the first quarter of 2014. For the six months ended June 30, 2014, we had charge-offs of $1.1 million consisting of one dental loan which was charged-off during the first quarter of 2014, and recoveries of $5,000. We did not record a provision for loan losses for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2013, we had recoveries of $1,500 and $3,000, respectively. We had no charge-offs during the three months ended June 30, 2013 and just one loan charge-off of $300 for the six months ended June 30, 2013.

Non-interest Income

The components of non-interest income were as follows:

(000's)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Trust income	$2,854	$2,644	$5,647	$5,207
Gain on sale of loans	229	1,060	437	1,060
Service fees and other income	77	15	144	34
Rental income	79	59	158	59
Gain on sale of securities	-	-	-	31
Total	$3,239	$3,778	$6,386	$6,391

Total non-interest income for the three and six months ended June 30, 2014 decreased $539,000, or 14.3%, and $5,000, or 0.1%, respectively, compared to the same periods in the prior year. The decrease during the three months ended June 30, 2014 was primarily due to decreases in the gain on sale of loans, whereas the decrease in the gain on sale of loans during the six months ended June 30, 2014 was offset by increases in trust income, loan servicing income and rental income.

Trust income is earned on the value of managed and non-managed assets held in custody. For the three and six months ended June 30, 2014 trust income increased $210,000, or 7.9%, and $440,000, or 8.5%, respectively, compared to the same periods in the prior year. These increases were a result of improvements in market values of assets in trust accounts during 2014.

Gain on sale of loans for the three and six months ended June 30, 2014 decreased $831,000, or 78.4%, and $623,000, or 58.8%, respectively, for the same periods in the prior year. The Company sold $2.2 million of loans held for sale resulting in a gain on sale of loans of $229,000 for the three months ended June 30, 2014. During the three months ended June 30, 2013, the Company sold $9.1 million of loans held for sale resulting in a gain on sale of loans of $1.1 million.

Service fees and other income for the three and six months ended June 30, 2014 increased $62,000, or 413.3%, and $110,000, or 323.5%, respectively, compared to the same periods in the prior year. These increases were primarily due to an increase in loan servicing fees related to an increase in the amount of SBA loans sold with servicing retained by the Company.

Rental income for the three and six months ended June 30, 2014 increased $20,000, or 33.9%, and $99,000, or 167.8%, respectively, compared to the same periods in the prior year. There was no rental income recorded by the Company prior to the purchase of the office building in April 2013.

The Company has not sold any investment securities since the first quarter of 2013.

Non-interest Expense

The components of non-interest expense were as follows:

(000's)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Salaries and employee benefits	$1,073	$914	$2,070	$1,822
Occupancy and equipment	304	232	584	451
Trust expenses	2,291	2,067	4,451	4,030
Professional fees	131	150	226	248
Data processing	194	176	394	386
Other	196	183	381	412
Total	$4,189	$3,722	$8,106	$7,349

Total non-interest expense for the three and six months ended June 30, 2014 increased $467,000, or 12.5%, and $757,000, or 10.3%, respectively, compared to the same periods in the prior year.

Salaries and employee benefits for the three and six months ended June 30, 2014 increased $159,000, or 17.4%, and $248,000, or 13.6%, respectively, compared to the same periods in the prior year. These increases were primarily related to an increase in the number of employees in the loan production and operational support areas of the Company and to a one time discretionary bonus of $80,000 awarded to the President and CEO of the Company to adjust his 2013 salary to market.

Occupancy and equipment expenses for the three and six months ended June 30, 2014 increased $72,000, or 31.0%, and $133,000, or 29.5%, respectively, compared the same periods in the prior year. These increases were primarily due to expenses related to the maintenance of the new office building and the Company’s relocation from the previous leased office building to the new office building in May 2014.

Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. For the three and six months ended June 30, 2014, trust expenses increased $224,000, or 10.8%, and $421,000, or 10.4%, respectively, compared to the same periods in the prior year. These increases were related to improvements in market values of the assets during 2014.

Professional fees for the three and six months ended June 30, 2014 decreased $19,000, or 12.7%, and $22,000, or 8.9%, respectively, compared to the same periods in the prior year.

Data processing fees for the three and six months ended June 30, 2014 increased $18,000, or 10.2%, and $8,000, or 2.1%, respectively, compared to the same periods in the prior year.

Other expenses increased $13,000, or 7.1%, to $196,000 for the three months ended June 30, 2014, compared to the same period in the prior year, and decreased $31,000, or 7.5%, to $381,000 for the six months ended June 30, 2014, compared to the same period in the prior year.

Income Taxes

The provision for income taxes for the three and six months ended June 30, 2014 was $288,000 and $444,000, respectively. The effective income tax rate was 34.0% for the three and six months ended June 30, 2014. There was no provision for income taxes recorded for the three and six months ended June 30, 2013, due to available operating losses to offset taxable income.

Financial Condition

Our total assets as of June 30, 2014 increased $14.5 million to $159.0 million, compared to $144.5 million as of December 31, 2013, primarily as a result of increase in total loans. Net loans held for investment increased $7.5 million, or 6.7%, to $119.8 million as of June 30, 2014, compared to $112.3 million as of December 31, 2013. Loans held for sale increased $5.6 million, or 266.7%, to $7.7 million, compared to $2.1 million as of December 31, 2013. Total deposits increased $23.8 million, or 22.5%, to $129.6 million as of June 30, 2014, compared to $105.8 million as of December 31, 2013. Shareholders’ equity increased $1.0 million, or 4.9%, to $21.4 million, compared to $20.4 million as of December 31, 2013.

Cash and Due From Banks

Cash and due from banks increased $948,000 to $2.0 million as of June 30, 2014, compared to $1.1 million as of December 31, 2013. The increase is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits and fed funds sold increased $3.4 million to $7.8 million as of June 30, 2014, compared to $4.4 million as of December 31, 2013. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of June 30, 2014 and December 31, 2013, the Company held Federal Reserve Bank of Dallas stock of $570,000 and $528,000, respectively, and Federal Home Loan Bank of Dallas stock of $469,000 and $702,000, respectively. As of June 30, 2014 and December 31, 2013, we had government agency securities with amortized cost of $5.8 million and $5.9 million, respectively, and fair value of $5.7 million. As of June 30, 2014 and December 31, 2013, we had mortgage-backed securities with amortized cost of $3.5 million and $3.7 million, respectively, and fair value of $3.4 million and $3.6 million, respectively.

At June 30, 2014 and December 31, 2013, securities with fair value of $7.0 million and $7.1 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with fair value of $1.3 million were pledged against trust deposit balances held at the Bank. One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at June 30, 2014 and December 31, 2013 with fair value of $879,000 and $878,000, respectively.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(000's)	June 30, 2014	December 31, 2013
Commercial and industrial	$76,488	$76,445
Consumer installment	1,870	1,826
Real estate - mortgage	20,451	18,310
Real estate - construction and land	7,281	5,756
SBA:
SBA 7(a) unguaranteed portion	10,297	7,031
SBA 504	5,150	5,174
USDA	1,000	1,007
Other	17	10
Gross Loans	122,554	115,559
Less:
Allowance for loan losses	1,742	2,318
Deferred loan costs	(134)	(69)
Discount on loans purchased	1,112	1,029
Net loans	$119,834	$112,281

As of June 30, 2014 and December 31, 2013, total loans held for investment were $119.8 million and $112.3 million, respectively. Total loans, net of deferred fees, discount and reserves as a percentage of total assets were 75.4% as of June 30, 2014 and 77.7% as of December 31, 2013.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of June 30, 2014 and December 31, 2013, commercial loans totaled $76.5 million and $76.4 million, respectively, representing approximately 62.4% and 66.1% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of June 30, 2014 and December 31, 2013, consumer loans totaled $1.9 million and $1.8 million, respectively, approximately 1.5% and 1.6% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At June 30, 2014 and December 31, 2013, real estate loans totaled $27.7 million and $24.1 million, respectively, approximately 22.6% and 20.9% of our total loans, respectively.

Our SBA loan portfolio consists of loans guaranteed by the Small Business Administration (“SBA 7(a)”) and conventional loans promulgated under the SBA’s 504 loan program which serve the small business community. The SBA 7(a) loans are generally guaranteed by the SBA up to 75% of the principal balance. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. The Company records the guaranteed portion of the loans as held for sale. As of June 30, 2014 and December 31, 2013, SBA loans held for investment totaled $15.4 million and $12.2 million, respectively, representing approximately 12.6% and 10.6% of our total funded loans, respectively. As of June 30, 2014 and December 31, 2013, SBA 7(a) loans held for sale totaled $7.7 million and $2.1 million, respectively.

Our USDA loan portfolio consists of loans guaranteed by the USDA which serve rural areas. USDA loans are guaranteed up to 90% of the principal balance. As of June 30, 2014 and December 31, 2013, USDA loans held for investment totaled $1.0 million, representing approximately 0.8% and 0.9% of our total funded loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of June 30, 2014, our commercial loan and real estate loan portfolio included $53.3 million of loans, approximately 55.7% of our total funded loans, to dental professionals. These loans were made to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of June 30, 2014:

	As of June 30, 2014
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial (1)	$6,089	$12,935	$21,128	$36,262	$74	$76,488
Consumer installment	1,353	517	-	-	-	1,870
Real estate - mortgage	5,632	7,066	3,599	2,408	1,746	20,451
Real estate - construction and land	4,270	1,393	782	836	-	7,281
SBA 7(a)	10,218	-	-	79	-	10,297
SBA 504	5,150	-	-	-	-	5,150
USDA	-	-	1,000	-	-	1,000
Other	17	-	-	-	-	17
Total	$32,729	$21,911	$26,509	$39,585	$1,820	$122,554

(1)	Includes non-accrual and other loans.

Non-performing Assets and Restructured Loans

Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of June 30, 2014, we had no loans 90 days or more past due and still accruing interest, $737,000 in loans on non-accrual status and $749,000 in OREO. At December 31, 2013, we had no loans 90 days or more past due and still accruing interest, $750,000 in loans on non-accrual status and $749,000 in OREO. Total non-performing assets as of June 30, 2014 were $1.5 million, unchanged from December 31, 2013.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the non-performing asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “pass-watch” are those loans that have been determined to require enhanced monitoring for potential weaknesses which require further investigation. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on non-accrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At June 30, 2014, the Company had $2.1 million in pass-watch loans, $2.7 million in special mention loans, $2.7 million in substandard loans and no doubtful loans. At December 31, 2013, the Company had $2.8 million in pass-watch loans, $3.6 million in special mention loans, $3.7 million in substandard loans and no doubtful loans.

The following table sets forth certain information regarding non-accrual loans by type, loans past due 90 days and accruing, OREO and restructured loans accruing as of the dates indicated. Trouble debt restructurings on non-accrual status are reported as non-accrual loans.

	June 30, 2014		December 31, 2013
(000's, except percentages):	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets

Commercial and industrial	$737	0.46%	$750	0.52%
Total non-accrual loans	737	0.46%	750	0.52%
Loans past due 90 days and accruing	-	-%	-	-%
Restructured loans accruing	-	-%	841	0.58%
Other real estate owned	749	0.47%	749	0.52%
Total non-performing assets	$1,486	0.93%	$2,340	1.62%
Restructured loans on non-accrual	$561	0.35%	$750	0.52%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $96,000 and $91,000 during the six months ended June 30, 2014 and 2013, respectively. Interest not recognized on impaired loans during the three and six months ended June 30, 2014 and 2013 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.7 million, or 1.4% of total funded loans at June 30, 2014, and $2.3 million, or 2.0% of total funded loans at December 31, 2013. The decrease was primarily related to a $1.1 million commercial loan charge-off during the first quarter of 2014. The loan was impaired with a reserve allocated against it of $841,000 as of December 31, 2013.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had the one commercial and industrial loan charge-off of $1.1 million and recoveries of $5,000 during the six months ended June 30, 2014. During the six months ended June 30, 2013, we had one small consumer loan charge-off of $300 and recoveries of $3,000.

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

(000's)	As of June 30, 2014		As of December 31, 2013
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,098	62.4%	$1,805	66.1%
Consumer installment	25	1.5	24	1.6
Real estate - mortgage	270	16.7	229	15.8
Real estate - construction and land	97	6.0	74	5.0
SBA	232	12.6	166	10.6
USDA	20	0.8	20	0.9
Total allowance for loan losses	$1,742	100.0%	$2,318	100.0%

Deposits

Deposits are our primary source of funding. Total deposits at June 30, 2014 and December 31, 2013 were $129.6 million and $105.8 million, respectively. The growth in deposits was primarily due to the increase in loans.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended June 30, 2014 and 2013:

	For the six months ended June 30,
(000's)	2014			2013
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$19,345	16.1%	0.00%	$14,630	16.5%	0.00%
NOW accounts	3,632	3.0	0.33	3,013	3.5	0.20
Money market accounts	32,607	27.2	0.48	26,850	30.3	0.47
Savings accounts	2,230	1.9	0.54	651	0.7	0.62
Certificates of deposit, less than $100,000	4,079	3.4	1.09	3,752	4.2	1.24
Certificates of deposit, $100,000 or greater	58,131	48.4	0.81	39,715	44.8	0.75
Total deposits	$120,024	100.00%	0.58%	$88,611	100.00%	0.56%

The average volume of non-interest-bearing deposits increased $4.7 million for the six months ended June 30, 2014, compared to the same period in 2013. The average volume of certificates of deposits and money market accounts increased $18.7 million and $5.8 million, respectively, for the six months ended June 30, 2014, compared to the same period in 2013.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	June 30, 2014	December 31, 2013
Three months or less	$7,673	$12,811
Over three months through six months	9,240	5,116
Over six months through twelve months	21,931	16,735
Over twelve months	25,533	16,795

Total	$64,377	$51,457

Shareholders’ Equity

As of June 30, 2014, shareholders’ equity increased to $21.4 million from $20.4 million as of December 31, 2013. The increase was due to comprehensive income of $1.0 million for the six months ended June 30, 2014.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at June 30, 2014. See Note 15 to the financial statements included in this report. Additional liquidity is also provided through the Bank’s lines of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of June 30, 2014, our established credit line with the Federal Home Loan Bank of Dallas was $17.0 million, or 10.7% of assets, of which $5.0 million was utilized. As of June 30, 2014, our established credit line with the Federal Reserve Bank of Dallas was $18.3 million, or 11.5% of assets, none of which was utilized. Additionally, we serve as trustee or custodian for $47.0 million in cash deposits held at BlackRock, Inc. in a money market fund, of which approximately $30.2 million could be held at the Bank in deposit accounts fully insured by the FDIC.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, tier 1 capital to risk-weighted assets of 4.00%, and tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of tier 1 capital to average total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. As of June 30, 2014, the Bank’s total capital to risk weighted assets ratio was 16.59%, and the Bank’s tier 1 capital to average assets ratio was 13.35%.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(000's)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Total Capital (to Risk Weighted Assets)	$22,321	16.59%	$10,765	8.00%	$13,456	10.00%

Tier 1 Capital (to Risk Weighted Assets)	20,638	15.34	5,383	4.00	8,074	6.00

Tier 1 Capital (to Average Assets)	20,638	13.35	6,184	4.00	7,730	5.00

As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$21,381	17.20%	$9,945	8.00%	$12,431	10.00%

Tier 1 Capital (to Risk Weighted Assets)	19,818	15.94	4,972	4.00	7,459	6.00

Tier 1 Capital (to Average Assets)	19,818	13.94	5,685	4.00	7,106	5.00

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

In addition, the final rule permits banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 to include in their tier 1 capital on a permanent basis trust preferred securities and cumulative perpetual preferred stock issued and included in tier 1 capital prior to May 19, 2010, without any phase out. Although community banks must generally begin complying with the final rules on January 1, 2015, management believes that, as of June 30, 2014, the Company would satisfy the higher capital ratios imposed by Basel III.

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

(1)
Because the BASEL III final rules modify the methodology for calculating risk-weighted assets and the deduction and adjustment to capital, the ratios above may not be comparable to the current applicable regulatory requirements, or the Company's actual capital ratios, as of June 30, 2014.

(2)	Represents the fully phased-in requirements under Basel III.

Liquidity Management

At June 30, 2014, the Company (excluding the Bank) had approximately $886,000 in cash. These funds can be used for Company operations, investment and for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank.

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

At June 30, 2014, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $10.6 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $41.4 million at June 30, 2014.

The Bank’s significant contractual obligations and other potential funding needs at June 30, 2014 consist of:

	As of June 30, 2014
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$69	$110	$-	$-

Certificates of deposit	$41,431	$24,832	$2,234	$-

As of June 30, 2014, the Company had cash and cash equivalents of $9.8 million, or 6.2% of total assets, and loans held for sale of $7.7 million, or 4.8% of total assets. Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of June 30, 2014, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $17.0 million, or 10.7% of assets, of which $5.0 million was utilized at June 30, 2014.  The established credit line with the Federal Reserve Bank of Dallas was $18.3 million, or 11.5% of assets, none of which was utilized at June 30, 2014.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of June 30, 2014, the loan to deposit ratio was 92.4%. Total trust custodial cash available to the Bank as of June 30, 2014 was approximately $30.2 million. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 38.1% of total assets as of June 30, 2014. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

Based upon their controls evaluation, our principal executive officer and principal financial officer have concluded that our Disclosure Controls are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q filed by Registrant with the SEC on August 14, 2007)
3.2	Bylaws (incorporated by reference from the Current Report on Form 8-K filed by Registrant with the SEC on April 30, 2008)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32	Section 1350 Certification*

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Date: August 14, 2014	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer