Form 10-Q
period 2014-09-30
T Bancshares, Inc.
filed 2014-11-14
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2014 was 4,028,932 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(000's except share data)	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS

Cash and due from banks	$1,387	$1,077
Interest-bearing deposits	7,799	4,312
Federal funds sold	420	55
Total cash and cash equivalents	9,606	5,444

Securities available for sale at estimated fair value	8,830	9,271
Securities, restricted at cost	1,039	1,230
Loans held for sale	7,653	2,120
Loans, net of allowance for loan losses of $1,686 and $2,318, respectively	124,842	112,281
Bank premises and equipment, net	4,606	2,452
Other real estate owned	-	749
Deferred tax assets, net	1,117	1,301
Receivable for loans sold	1,726	7,465
Other assets	2,836	2,231
Total assets	$162,255	$144,544

LIABILITIES

Demand deposits:
Non-interest-bearing	$20,532	$16,302
Interest-bearing	45,480	34,047
Time deposits $100 and over	61,440	51,457
Other time deposits	4,296	3,997
Total deposits	131,748	105,803

Borrowed funds	5,000	16,000
Other liabilities	2,891	2,308
Total liabilities	139,639	124,111

SHAREHOLDERS’ EQUITY

Common stock, $0.01 par value; 10,000,000 shares authorized; 4,029,932 and 4,021,932 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	40	40
Additional paid-in capital	22,656	22,631
Retained deficit	(2)	(1,933)
Accumulated other comprehensive loss	(78)	(305)
Total shareholders' equity	22,616	20,433
Total liabilities and shareholders' equity	$162,255	$144,544

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(000's except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income

Loan, including fees	$1,965	$1,630	$5,598	$4,747
Securities	64	63	197	193
Federal funds sold	-	-	1	1
Interest-bearing deposits	4	4	11	11
Total interest income	2,033	1,697	5,807	4,952

Interest Expense

Deposits	200	130	545	369
Borrowed funds	3	4	8	12
Total interest expense	203	134	553	381

Net interest income	1,830	1,563	5,254	4,571
Provision for loan losses	-	284	492	284

Net interest income after provision for loan losses	1,830	1,279	4,762	4,287

Non-interest Income

Trust income	2,902	2,721	8,549	7,928
Gain on sale of loans	949	450	1,386	1,509
Service fees and other income	97	21	241	55
Rental income	81	66	239	125
Gain on sale of securities	-	-	-	31
Total non-interest income	4,029	3,258	10,415	9,648

Non-interest Expense

Salaries and employee benefits	981	932	3,051	2,755
Occupancy and equipment	344	285	928	735
Trust expenses	2,290	2,178	6,741	6,208
Professional fees	57	101	283	349
Data processing	199	206	593	591
Other	213	154	594	566
Total non-interest expense	4,084	3,856	12,190	11,204
Income before Income Taxes	1,775	681	2,987	2,731
Income tax expense	612	-	1,056	-
Net Income	$1,163	$681	$1,931	$2,731

Earnings per common share:
Basic	0.29	0.17	0.48	0.68
Diluted	0.29	0.17	0.48	0.68

Weighted average common shares outstanding	4,029,932	4,021,932	4,029,932	4,021,932
Weighted average diluted shares outstanding	4,037,593	4,032,096	4,032,678	4,031,210

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2014	2013	2014	2013

Net Income	$1,163	$681	$1,931	$2,731
Other comprehensive income (loss):
Securities available for sale:
Change in net unrealized gain (loss) on investment securities available-for-sale	(5)	(126)	227	(509)

Gain on sale distributed to third party issuer	-	-	-	(93)
Gain on sale included in net income	-	-	-	(31)
Reclassification adjustment for gain on sale	-	-	-	(124)

Total securities available for sale	(5)	(126)	227	(633)
Comprehensive income	$1,158	$555	$2,158	$2,098

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(000's)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2013	$40	$22,622	$(6,022)	$387	$17,027

Net income - YTD	-	-	2,731	-	2,731
Other comprehensive income	-	-	-	(633)	(633)
Stock based compensation	-	7	-	-	7
BALANCE, September 30, 2013	$40	$22,629	$(3,291)	$(246)	$19,132

BALANCE, January 1, 2014	$40	$22,631	$(1,933)	$(305)	$20,433

Net income - YTD	-	-	1,931	-	1,931
Other comprehensive income	-	-	-	227	227
Exercise of stock options	-	8	-	-	8
Stock based compensation	-	17	-	-	17
BALANCE, September 30, 2014	$40	$22,656	$(2)	$(78)	$22,616

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(000's)	2014	2013
Cash Flows from Operating Activities
Net income	$1,931	$2,731
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	492	284
Depreciation and amortization	153	129
Accretion of discount on loans	(8)	(88)
Securities premium amortization, net	28	37
Net gain on sale of other real estate owned	(12)	-
Net gain on sale of securities	-	(31)
Origination of loans held for sale	(19,730)	(19,454)
Proceeds from payments and sales of loans held for sale	15,205	16,184
Net gain on sale of loans	(1,386)	(1,509)
Stock based compensation	17	7
Receivable for sold loans	5,739	-
Deferred income taxes	184	-
Net change in:
Servicing assets, net	43	11
Other assets	(270)	60
Other liabilities	623	261
Net cash provided by (used in) operating activities	3,009	(1,378)

Cash Flows from Investing Activities
Purchase of securities available for sale	-	(3,587)
Principal payments, calls and maturities of securities available for sale	600	1,759
Proceeds from sale of securities available for sale	-	1,351
Payment to third party for gain-sharing arrangement	-	(93)
Purchase of securities, restricted	(350)	(289)
Proceeds from sale of securities, restricted	541	154
Net change in loans	(13,045)	(12,295)
Proceeds from sale of other real estate owned	761	-
Purchases of premises and equipment	(2,307)	(2,158)
Net cash used in investing activities	(13,800)	(15,158)

Cash Flows from Financing Activities
Net change in demand deposits	15,663	2,857
Net change in time deposits	10,282	10,405
Proceeds from stock options exercised	8	-
Proceeds from borrowed funds	204,000	194,700
Repayment of borrowed funds	(215,000)	(193,000)
Net cash provided by financing	14,953	14,962

Net change in cash and cash equivalents	4,162	(1,574)
Cash and cash equivalents at beginning of period	5,444	6,828

Cash and cash equivalents at end of period	$9,606	$5,254

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$546	$381
Income taxes	$625	$-

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

NOTE 3. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	September 30, 2014
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,604	$60	$153	$5,511
Mortgage-backed securities	3,345	13	39	3,319
Total securities available for sale	$8,949	$73	$192	$8,830

Securities, restricted:
Other	$1,039	$-	$-	$1,039

	December 31, 2013
(000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,865	$29	$242	$5,652
Mortgage-backed securities	3,711	14	106	3,619
Total securities available for sale	$9,576	$43	$348	$9,271

Securities, restricted:
Other	$1,230	$-	$-	$1,230

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or by U.S. government-sponsored agencies. Securities, restricted consist of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock which are carried at cost.

At September 30, 2014 and December 31, 2013, securities with market value of $6.8 million and $7.1 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with market values of $1.2 million and $1.3 million, respectively, were pledged against trust deposit balances held at the Company’s insured depository subsidiary, T Bank, N.A. (the “Bank”). One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at September 30, 2014 and December 31, 2013 with a market value of $875,000 and $878,000, respectively. The Bank held Federal Reserve Bank of Dallas stock in the amount of $570,000 and $528,000 at September 30, 2014 and December 31, 2013, respectively. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $469,000 and $702,000 at September 30, 2014 and December 31, 2013, respectively.

The amortized cost and estimated fair value of securities at September 30, 2014 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(000's)	Amortized Cost	Estimated Fair Value
Due after five years through ten years	4,781	4,636
Due after ten years	823	875
Mortgage-backed securities	3,345	3,319
Total	$8,949	$8,830

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at September 30, 2014:

	Less than 12 months		12 months or longer		Total
(000’s)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$-	$-	$2,838	$153	$2,838	$153
Mortgage-backed securities	-	-	1,715	39	1,715	39
Total	$-	$-	$4,553	$192	$4,553	$192

NOTE 4. LOANS

Major classifications of loans held for investment are as follows:

(000's)	September 30, 2014	December 31, 2013
Commercial and industrial	$73,910	$76,445
Consumer installment	1,603	1,826
Real estate - mortgage	26,155	18,310
Real estate - construction and land	5,385	5,756
SBA:
SBA 7(a) unguaranteed portion	13,348	7,031
SBA 504	5,463	5,174
USDA	1,909	1,007
Other	-	10
Gross Loans	127,773	115,559
Less:
Allowance for loan losses	1,686	2,318
Deferred loan costs	(120)	(69)
Discount on loans	1,365	1,029
Net loans	$124,842	$112,281

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

During the three and nine months ended September 30, 2014, the Company originated $9.6 million and $19.3 million, respectively, of SBA loans. The guaranteed portions of the loans are recorded as loans held for sale.  The Company had $7.7 million and $2.1 million of SBA loans held for sale as of September 30, 2014 and December 31, 2013, respectively. During the third quarter of 2014, the Company sold $9.6 million of SBA loans, recognizing a gain on sale of loans of $949,000, and recorded a servicing asset at fair value of $258,000. There was one loan sold that did not settle until October 2014 and the Company recorded a receivable of $1.7 million, which consists of $1.5 million for the principal balance of the loan and $193,000 for the premium amount.

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

The SBA has designated the Bank as a “Preferred Lender.” As a Preferred Lender, the Bank has been delegated loan approval, closing and most servicing and liquidation authority responsibility from the SBA.

The Company also offers Business & Industry (“B&I”) program loans through the USDA. These loans are similar to the SBA product, except they are guaranteed by the USDA. The guaranteed amount is generally 80% on loan amounts up to $5.0 million. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the SBA 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market. These loans can be utilized for rural commercial real estate and equipment. The loans can be up to 30 years or 360 months and the rates can be fixed or variable.

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

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
Three months ended:
September 30, 2014
Beginning Balance	$1,098	$25	$270	$97	$232	$20	$-	$1,742
Provision for loan losses	(118)	12	57	(31)	62	18	-	-
Charge-offs	(65)	(16)	-	-	-	-	-	(81)
Recoveries	23	-	-	2	-	-	-	25
Net recoveries	(42)	(16)	-	2	-	-	-	(56)
Ending balance	$938	$21	$327	$68	$294	$38	$-	$1,686

September 30, 2013
Beginning Balance	$960	$17	$200	$69	$65	$17	$13	$1,341
Provision for loan losses	239	8	2	7	38	3	(13)	284
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	2	-	-	-	2
Net recoveries	-	-	-	2	-	-	-	2
Ending balance	$1,199	$25	$202	$78	$103	$20	$-	$1,627

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
Nine months ended:
September 30, 2014
Beginning Balance	$1,805	$24	$229	$74	$166	$20	$-	$2,318
Provision for loan losses	245	13	98	(10)	128	18	-	492
Charge-offs	(1,138)	(16)	-	-	-	-	-	(1,154)
Recoveries	26	-	-	4	-	-	-	30
Net recoveries	(1,112)	(16)	-	4	-	-	-	(1,124)
Ending balance	$938	$21	$327	$68	$294	$38	$-	$1,686

September 30, 2013
Beginning Balance	$1,007	$12	$259	$60	$-	$-	$-	$1,338
Provision for loan losses	192	13	(57)	13	103	20	-	284
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	5	-	-	-	5
Net recoveries	-	-	-	5	-	-	-	5
Ending balance	$1,199	$25	$202	$78	$103	$20	$-	$1,627

The Company’s allowance for loan losses as of September 30, 2014 and December, 31, 2013 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
September 30, 2014
Loans individually evaluated for impairment	$81	$-	$-	$-	$-	$-	$-	$81
Loans collectively evaluated for impairment	857	21	327	68	294	38	-	1,605
Ending balance	$938	$21	$327	$68	$294	$38	$-	$1,686

December 31, 2013
Loans individually evaluated for impairment	$927	$-	$-	$-	$-	$-	$-	$927
Loans collectively evaluated for impairment	878	24	229	74	166	20	-	1,391
Ending balance	$1,805	$24	$229	$74	$166	$20	$-	$2,318

The Company’s recorded investment in loans as of September 30, 2014 and December 31, 2013 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(000’s)	Commercial and Industrial	Consumer Installment	Real Estate Mortgage	Real Estate Construction and Land	SBA	USDA	Unallocated	Total
September 30, 2014
Loans individually evaluated for impairment	$1,859	$-	$157	$-	$-	$-	$-	$2,016
Loans collectively evaluated for impairment	72,051	1,603	25,998	5,385	18,811	1,909	-	125,757
Total loans	$73,910	$1,603	$26,155	$5,385	$18,811	$1,909	$-	$127,773

December 31, 2013
Loans individually evaluated for impairment	$3,682	$-	$427	$-	$-	$-	$-	$4,109
Loans collectively evaluated for impairment	72,763	1,826	17,883	5,756	12,205	1,007	10	111,450
Ending balance	$76,445	$1,826	$18,310	$5,756	$12,205	$1,007	$10	$115,559

At September 30, 2014 and December 31, 2013, there were $632,000 and $750,000, respectively, of commercial and industrial nonaccrual loans, and there were no loans contractually delinquent over ninety days and still accruing interest.

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

The Company’s impaired loans and related allowance are summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2014						Nine Months Ended
Commercial and industrial	$1,947	$869	$990	$1,859	$81	$2,547	$111
Real estate – mortgage	157	157	-	157	-	306	11
Total	$2,104	$1,026	$990	$2,016	$81	$2,853	$122

December 31, 2013						Year Ended
Commercial and industrial	$3,719	$1,526	$2,156	$3,682	$927	$2,856	$241
Real estate – mortgage	427	427	-	427	-	441	22
Total	$4,146	$1,953	$2,156	$4,109	$927	$3,297	$263

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest that would have been recognized for the nine months ended September 30, 2014 and 2013 on non-accrual loans if performed in accordance with their original contract terms was not significant.

Restructured loans are considered “troubled debt restructurings” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. There were no troubled debt restructurings during the nine months ended September 30, 2014.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three or nine months ended September 30, 2014. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of September 30, 2014 and December 31, 2013, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

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

The following summarizes the Company’s internal ratings of its loans:

(000's)	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2014
Commercial and industrial	$69,521	$2,233	$1,227	$929	$-	$73,910
Consumer installment	1,603	-	-	-	-	1,603
Real estate – mortgage	24,567	860	571	157	-	26,155
Real estate – construction and land	4,470	151	764	-	-	5,385
SBA	18,811	-	-	-	-	18,811
USDA	1,909	-	-	-	-	1,909
Other	-	-	-	-	-	-
Total	$120,881	$3,244	$2,562	$1,086	$-	$127,773

December 31, 2013
Commercial and industrial	$71,930	$582	$1,208	$2,725	$-	$76,445
Consumer installment	1,826	-	-	-	-	1,826
Real estate - mortgage	14,851	882	1,565	1,012	-	18,310
Real estate - construction and land	3,662	1,301	793	-	-	5,756
SBA	12,205	-	-	-	-	12,205
USDA	1,007	-	-	-	-	1,007
Other	10	-	-	-	-	10
Total	$105,491	$2,765	$3,566	$3,737	$-	$115,559

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(000's)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
September 30, 2014
Commercial and industrial	$-	$-	$-	$73,910	$73,910	$-
Consumer installment	-	-	-	1,603	1,603	-
Real estate – mortgage	-	-	-	26,155	26,155	-
Real estate – construction and land	-	-	-	5,385	5,385	-
SBA	-	-	-	18,811	18,811	-
USDA	-	-	-	1,909	1,909	-
Other	-	-	-	-	-	-
Total	$-	$-	$-	$127,773	$127,773	$-

December 31, 2013
Commercial and industrial	$766	$-	$766	$75,679	$76,445	$-
Consumer installment	499	-	499	1,327	1,826	-
Real estate – mortgage	-	-	-	18,310	18,310	-
Real estate – construction and land	-	-	-	5,756	5,756	-
SBA	-	-	-	12,205	12,205	-
USDA	-	-	-	1,007	1,007	-
Other	-	-	-	10	10	-
Total	$1,265	$-	$1,265	$114,294	$115,559	$-

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor. No directors or officers have loans with the Company or the Bank.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at September 30, 2014 and December 31, 2013 were as follows:

(000's)	September 30, 2014	December 31, 2013
Land	$676	$661
Building	1,279	1,279
Building improvements	2,415	-
Leasehold improvements	915	929
Construction in progress	2	242
Furniture and equipment	2,300	2,189
	7,587	5,300
Less: accumulated depreciation	2,981	2,848
Balance at end of period	$4,606	$2,452

NOTE 7. OTHER REAL ESTATE OWNED AND OTHER ASSETS

The Company had no Other Real Estate Owned (“OREO”) as of September 30, 2014. In July 2014, the Company sold a medical office complex building and recorded a gain on the sale in the amount of $12,000. At December 31, 2013, this office complex was the only property the Company held in OREO and had a recorded balance of $749,000.

Other assets consisted of the following at September 30, 2014 and December 31, 2013:

(000's)	September 30, 2014	December 31, 2013
Prepaid assets	$374	$267
Accounts receivable – trust fees	1,019	975
Accrued interest receivable	446	404
Loan servicing rights	900	565
Other	97	20
Total	$2,836	$2,231

For the three and nine months ended September 30, 2014, the Company sold $9.6 million and $19.3 million, respectively, of SBA 7(a) program loans, and recorded a loan servicing asset of $258,000 and $378,000, respectively. The Company has elected to use the amortizing method for the treatment of servicing assets. Amortization expense for the three and nine months ended September 30, 2014 was $17,000 and $43,000, respectively. In the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized.

NOTE 8. DEPOSITS

Deposits are summarized as follows:

(000's)	As of September 30, 2014		As of December 31, 2013
Non-interest-bearing demand	$20,532	16%	$16,302	15%
Interest-bearing demand (NOW)	5,473	4	3,108	3
Money market accounts	36,797	28	29,759	28
Savings accounts	3,210	2	1,180	1
Certificates of deposit, $100,000 and greater	61,440	47	51,457	49
Certificates of deposit, less than $100,000	4,296	3	3,997	4
Total	$131,748	100%	$105,803	100%

At September 30, 2014, the scheduled maturities of certificates of deposit were as follows:

(000’s)
2014	$10,110
2015	33,980
2016	15,366
2017	4,391
2018	533
2019	1,356
Total	$65,736

 NOTE 9. BORROWED FUNDS

The Company had borrowed funds from the Federal Home Loan Bank of Dallas of $5.0 million and $16.0 million as of September 30, 2014 and December 31, 2013, respectively.  The Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $22.8 million secured by commercial loans and securities with collateral values of $16.2 million and $6.6 million, respectively. The Company had one outstanding advance for $5.0 million at September 30, 2014, with a fixed interest rate of 0.05% and maturity date of October 1, 2014. At maturity, we determine our borrowing needs and renew accordingly at varying terms ranging from one to thirty days. The Company had one outstanding advance for $16.0 million at December 31, 2013, with a fixed interest rate of 0.05% and maturity date of January 2, 2014.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $15.3 million, secured by commercial loans and securities with collateral value of $14.3 million and $1.0 million, respectively. There were no outstanding borrowings at September 30, 2014 or December 31, 2013.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at September 30, 2014 and December 31, 2013:

(000's)	September 30, 2014	December 31, 2013
Trust advisor fees payable	$1,427	$1,293
Federal income taxes payable	536	-
Audit fees	37	41
Incentive compensation	327	333
Data processing	95	100
Franchise & property taxes	54	94
Interest payable	24	17
Legal	7	7
Other	384	423
	$2,891	$2,308

NOTE 11. INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2014 was $612,000 and $1.1 million, respectively. No federal income tax expense was recorded for the three and nine months ended September 30, 2013 as net operating losses offset taxable income. The Company’s effective income tax rate was 34.0% for the three and nine months ended September 30, 2014. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

Net deferred tax assets totaled $1.1 million at September 30, 2014 and $1.3 million at December 31, 2013.  No valuation allowance was recorded against deferred tax assets at September 30, 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings in prior years.

NOTE 12. EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 6% of their compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation.  Employer contributions charged to expense for the three months ending September 30, 2014 and 2013 totaled $26,000 and $20,000, respectively. Employer contributions charged to expense for the nine months ending September 30, 2014 and 2013 totaled $74,000 and $62,000, respectively.

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

The Plan is administered by the Board of Directors and has a term of 10 years. As of September 30, 2014, options to purchase a total of 233,000 shares of common stock were issued and outstanding with a weighted average exercise price of $8.86. These options vest through March 2019. As of December 31, 2013, options to purchase a total of 210,000 shares of common stock were issued and outstanding with a weighted average exercise price of $9.12. Outstanding stock options of 19,000 were considered in the diluted earnings per share computations for the three and nine months ended September 30, 2014. The remaining 214,000 outstanding options at September 30, 2014 were not considered in the per share computation because their effect was anti-dilutive. Outstanding stock options of 27,000 were considered in the diluted earnings per share computations for the three and nine months ended September 30, 2013. The remaining 183,000 outstanding options at September 30, 2013 were not considered in the per share computation because their effect was anti-dilutive.

The Company recorded $8,000 and $2,000 in compensation expense for the three months ended September 30, 2014 and 2013, respectively, and $17,000 and $7,000 in compensation expense for the nine months ended September 30, 2014 and 2013, respectively, in connection with the Plan.

The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Plan for the nine months ended September 30, 2014:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	210,000	$9.12
Granted	31,000	5.04
Exercised	8,000	1.01
Expired / forfeited	-	-

Outstanding at end of period	233,000	$8.86
Exercisable at end of period	196,600	$9.65
Available for grant at end of period	8,000

The weighted average remaining contractual life of options outstanding at September 30, 2014 was 2.9 years.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at September 30, 2014, was $123,000 and $56,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2013 was $74,000 and $44,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $6.40 and $4.52 at September 30, 2014 and December 31, 2013, respectively, and the exercise price, multiplied by the number of options outstanding. There were 8,000 stock options exercised during the three and nine months ended September 30, 2014, and none were exercised for the year ended December 31, 2013.

NOTE 14. STOCK WARRANTS

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances, the organizers received warrants to purchase one share of common stock for every $20 advanced up to a maximum of $100,000. A total of 96,750 warrants were issued and remain outstanding at September 30, 2014. These warrants are exercisable at a price of $10 per share at any time until November 2, 2014. The outstanding warrants were not included in the earnings per share computations for the respective three and nine months ended September 30, 2014 and 2013 because their effect was anti-dilutive.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2014, the Company had commitments to extend credit and standby letters of credit of approximately $18.3 million and $10,000, respectively. At December 31, 2013, the Company had commitments to extend credit and standby letters of credit of approximately $12.8 million and $10,000, respectively.

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

The Company has one office lease agreement, which expires in 2017. In addition to the lease for office space, the Company also leases various pieces of office equipment under short-term agreements.  Lease expense for the nine months ended September 30, 2014 and 2013 was $79,000 and $186,000, respectively. The decrease is related to the termination of the office lease at 16200 Dallas Parkway, Dallas, Texas in May 2014.

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

(000's)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2014
Total Capital (to Risk Weighted Assets)	$23,507	16.74%	$11,235	8.00%	$14,044	10.00%

Tier 1 Capital (to Risk Weighted Assets)	21,821	15.54	5,618	4.00	8,426	6.00

Tier 1 Capital (to Average Assets)	21,821	13.48	6,474	4.00	8,093	5.00

As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$21,381	17.20%	$9,945	8.00%	$12,431	10.00%

Tier 1 Capital (to Risk Weighted Assets)	19,818	15.94	4,972	4.00	7,459	6.00

Tier 1 Capital (to Average Assets)	19,818	13.94	5,685	4.00	7,106	5.00

NOTE 17. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(000's)	September 30, 2014	December 31, 2013
ASSETS

Cash and due from banks	$873	$921
Investment in subsidiary	21,743	19,512

Total assets	$22,616	$20,433

LIABILITIES AND CAPITAL

Capital	22,616	20,433

Total liabilities and capital	$22,616	$20,433

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2014	2013	2014	2013
Equity in income from subsidiary	$1,184	$716	$2,004	$2,802

Non-interest expense:
Professional and administrative	13	33	56	64
Stock based compensation	8	2	17	7
Total non-interest expenses	21	35	73	71

Net income	$1,163	$681	$1,931	$2,731

 T BANCSHARES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(000's)	2014	2013	2014	2013
Net Income	$1,163	$681	$1,931	$2,731
Other comprehensive income (loss):
Securities available for sale:
Change in net unrealized gain (loss) on investment securities available for sale	(5)	(126)	227	(509)

Gain on sale distributed to third party issuer	-	-	-	(93)
Gain on sale included in net income	-	-	-	(31)
Reclassification adjustment for gain on sale	-	-	-	(124)

Total securities available for sale	(5)	(126)	227	(633)
Comprehensive income	$1,158	$555	$2,158	$2,098

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(000's)	2014	2013
Cash Flows from Operating Activities
Net income	$1,931	$2,731
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(2,004)	(2,802)
Stock based compensation	17	7
Net change in other liabilities	-	(21)
Net cash used in operating activities	(56)	(85)

Cash Flows from Investing Activities

Cash Flows from Financing Activities
Net proceeds from stock options exercised	8	-

Net change in cash and cash equivalents	(48)	(85)
Cash and cash equivalents at beginning of period	921	1,040

Cash and cash equivalents at end of period	$873	$955

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(000's)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2014
Securities available for sale:
U.S. government agencies	$-	$5,511	$-	$5,511
Mortgage-backed securities	-	3,319	-	3,319

As of December 31, 2013
Securities available for sale:
U.S. government agencies	$-	$5,652	$-	$5,652
Mortgage-backed securities	-	3,619	-	3,619

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2013 to September 30, 2014, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At September 30, 2014, impaired loans with a carrying value of $990,000 were reduced by specific valuation allowances totaling $81,000, resulting in a net fair value of $909,000 based on Level 3 inputs. At December 31, 2013, impaired loans with a carrying value of $2.2 million were reduced by specific valuation allowances totaling $927,000, resulting in a net fair value of $1.2 million based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk.

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

The significant unobservable inputs (Level 3) used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, the cash flow discounts ranged from 3% to 27% for three cash flow impaired loans.

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

The following table presents foreclosed assets that were re-measured subsequent to their initial transfer to OREO from loans and reported at fair value:

	Nine Months Ended September 30,
	2014	2013
Carrying value of OREO prior to re-measurement	$-	$874
Write-downs included in other non-interest expense	-	-
Fair value	$-	$874

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

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	September 30, 2014
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$9,606	$9,606
Level 2 inputs:
Securities, restricted	1,039	1,039
Loans held for sale	7,653	8,648
Loans, net	124,842	125,762
Accrued interest receivable	446	446
Level 3 inputs:
Servicing asset (included in other assets)	900	900
Financial liabilities:
Level 1 inputs:
Non-interest-bearing deposits	20,532	20,532
Level 2 inputs:
Interest-bearing deposits	111,216	110,739
Borrowed funds	5,000	5,000
Accrued interest payable	24	24

	December 31, 2013
(000's)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$5,444	$5,444
Level 2 inputs:
Securities, restricted	1,230	1,230
Loans held for sale	2,120	2,359
Loans, net	112,281	112,581
Accrued interest receivable	404	404
Receivable for sold loans	7,465	7,465
Level 3 inputs:
Servicing asset (included in other assets)	565	565
Financial liabilities:
Level 1 inputs:
Non-interest-bearing deposits	16,302	16,302
Level 2 inputs:
Interest-bearing deposits	89,501	89,397
Borrowed funds	16,000	16,000
Accrued interest payable	17	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of September 30, 2014 and December 31, 2013, and our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

The following discussion focuses on our financial condition at September 30, 2014 and December 31, 2013, and our results of operations for the three and nine months ended September 30, 2014 and 2013.

Results of Operations

Key Performance Indicators at September 30, 2014

The following were key indicators of our performance and results of operations through the first three quarters of 2014:

•	total assets were $162.3 million at the end of the third quarter of 2014, representing an increase of $17.8 million, or 12.3%, from $144.5 million at the end of 2013;

•
total loans held for investment, net of allowance for loan losses and deferred loan fees, increased $12.5 million, or 11.1%, to $124.8 million at the end of the third quarter of 2014, compared to $112.3 million at the end of 2013;

•
total loans held for sale, which consists primarily of the guaranteed portion of SBA 7(a) loans, increased $5.6 million, or 266.7%, to $7.7 million at the end of the third quarter of 2014, compared to $2.1 million at the end of 2013;

•	total deposits increased $25.9 million, or 24.5%, to $131.7 million at the end of the third quarter of 2014, compared to $105.8 million at the end of 2013;

•
net income before income taxes was $1.8 million for the three months ended September 30, 2014, compared to $681,000 for the same period in the prior year. The increase was primarily due to the increase in gain on loans sold. The Company recorded a provision for loan loss of $284,000 for the three months ended September 30, 2013. No provision for loan loss was recorded for the three months ended September 30, 2014. The Company recognized income tax expense of $612,000 for the three months ended September 30, 2014. There was no income tax recorded for the three months ended September 30, 2013. Net income before income taxes was $3.0 million for the nine months ended September 30, 2014, compared to $2.7 million for the same period in the prior year. The Company recognized income tax expense of $1.1 million for the nine months ended September 30, 2014. There was no income tax expense recorded for the nine months ended September 30, 2013;

•
return on average assets was 1.66% and 2.85% for the three and nine months ended September 30, 2014, respectively, compared to 2.13% and 2.96% for the same periods in 2013. Return on average equity was 12.72% and 21.93% for the three and nine months ended September 30, 2014, respectively, compared to 15.07% and 21.06% for the same periods in 2013;

•
total revenue increased $1.1 million, or 22.0% to $6.1 million for the three months ended September 30, 2014, compared to $5.0 million for the same period in the prior year, and increased $1.6 million, or 11.0%, to $16.2 million for the nine months ended September 30, 2014, compared to $14.6 million for the same period in the prior year;

•
tier 1 capital to average assets and total capital ratios for the Bank at September 30, 2014 were 13.48% and 16.74%, respectively, compared to 13.94% and 17.20%, respectively, at December 31, 2013; and

•	the tangible book value of our stock increased to $5.61 at September 30, 2014, compared to $4.76 at September 30, 2013.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three and nine months ended September 30, 2014 and 2013.

 FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended September 30,
	2014			2013
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of unearned discount(1)	$136,755	$1,965	5.70%	$107,119	$1,630	6.04%
Interest-bearing deposits and
federal funds sold	6,585	4	0.24%	5,518	4	0.29%
Securities	10,149	64	2.50%	10,244	63	2.44%
Total earning assets	153,489	2,033	5.25%	122,881	1,697	5.48%
Cash and other assets	10,069			6,388
Allowance for loan losses	(1,724)			(1,345)
Total assets	$161,834			$127,924

Interest-bearing liabilities
NOW accounts	$5,212	4	0.30%	$3,259	2	0.24%
Money market accounts	36,239	46	0.50%	30,322	36	0.47%
Savings accounts	3,016	4	0.53%	811	1	0.49%
Certificates of deposit less than $100,000	4,278	11	1.02%	3,634	11	1.20%
Certificates of deposit $100,000 or greater	62,930	135	0.85%	42,761	80	0.74%
Total interest-bearing deposits	111,675	200	0.71%	80,787	130	0.64%
Borrowed funds	6,913	3	0.17%	11,692	4	0.14%
Total interest-bearing liabilities	118,588	203	0.68%	92,479	134	0.57%
Non-interest-bearing deposits	19,992			15,943
Other liabilities	2,202			1,428
Shareholders’ equity	21,052			18,074
Total liabilities and shareholders’ equity	$161,834			$127,924

Net interest income		1,830			1,563
Net interest spread			4.58%			4.90%
Net interest margin			4.73%			5.05%

Provision for loan loss		-			284
Non-interest income		4,029			3,258
Non-interest expense		4,084			3,856
Income before income taxes		1,775			681
Income taxes expense		612			-
Net income		$1,163			$681

Earnings per share		$0.29			$0.17
Return on average equity		21.93%			15.07%
Return on average assets		2.85%			2.13%
Equity to assets ratio		13.01%			14.13%

(1)	Includes nonaccrual loans

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Nine Months Ended September 30,
	2014			2013
(000's) except earnings per share	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of unearned discount (1)	$130,253	$5,598	5.75%	$102,367	$4,747	6.20%
Interest-bearing deposits and
federal funds sold	6,553	12	0.24%	5,877	12	0.27%
Securities	10,329	197	2.55%	10,657	193	2.42%
Total earning assets	147,135	5,807	5.28%	118,901	4,952	5.57%
Cash and other assets	9,573			5,600
Allowance for loan losses	(1,759)			(1,341)
Total assets	$154,949			$123,160

Interest-bearing liabilities
NOW accounts	$4,164	10	0.32%	$3,096	5	0.22%
Money market accounts	33,831	124	0.49%	28,020	99	0.47%
Savings accounts	2,495	9	0.48%	705	3	0.50%
Certificates of deposit less than $100,000	4,146	33	1.06%	3,712	34	1.22%
Certificates of deposit $100,000 or greater	59,748	369	0.83%	40,741	228	0.75%
Total interest-bearing deposits	104,384	545	0.70%	76,274	369	0.65%
Borrowed funds	9,022	8	0.12%	13,252	12	0.12%
Total interest-bearing liabilities	113,406	553	0.65%	89,526	381	0.57%
Non-interest-bearing deposits	19,563			15,072
Other liabilities	1,733			1,273
Shareholders’ equity	20,247			17,289
Total liabilities and shareholders’ equity	$154,949			$123,160

Net interest income		5,254			4,571
Net interest spread			4.63%			5.00%
Net interest margin			4.78%			5.14%

Provision for loan loss		492			284
Non-interest income		10,415			9,648
Non-interest expense		12,190			11,204
Income before income taxes		2,987			2,731
Income taxes expense		1,056			-
Net income		$1,931			$2,731

Earnings per share		$0.48			$0.68
Return on average equity		12.72%			21.06%
Return on average assets		1.66%			2.96%
Equity to assets ratio		13.07%			14.04%

(1)	Includes nonaccrual loans

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

	Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Total Change
Interest-bearing deposits and federal funds sold	$(1)	$1	$-
Securities	2	(1)	1
Loans, net of unearned discount (1)	(91)	426	335

Total earning assets	(90)	426	336

NOW	1	1	2
Money market	2	8	10
Savings	-	3	3
Certificates of deposit $100,000 or less	(2)	2	-
Certificates of deposit $100,000 or more	12	43	55
Borrowed funds	1	(2)	(1)

Total interest-bearing liabilities	14	55	69

Changes in net interest income	$(104)	$371	$267

(1)	Average loans include non-accrual.

	Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
	Increase (Decrease) Due to Change in
(000’s)	Yield/ Rate	Average Volume	Total Change
Interest-bearing deposits and federal funds sold	$(1)	$1	$-
Securities	11	(7)	4
Loans, net of unearned discount (1)	(347)	1,198	851

Total earning assets	(337)	1,192	855

NOW	2	3	5
Money market	4	21	25
Savings	-	6	6
Certificates of deposit $100,000 or less	(4)	3	(1)
Certificates of deposit $100,000 or more	24	117	141
Borrowed funds	-	(4)	(4)

Total interest-bearing liabilities	26	146	172

Changes in net interest income	$(363)	$1,046	$683

(1)	Average loans include non-accrual.

Net interest income for the three months ended September 30, 2014 increased $267,000, or 17.1%, compared to the same period in the prior year. The increase was due to an increase in the average volume of interest-earning assets, partially offset by a decrease in the average interest yield of earning assets and an increase in the average volume of interest-bearing liabilities. Net interest margin decreased 32 basis points from 5.05% during the three months ended September 30, 2013 to 4.73% during the three months ended September 30, 2014. The decrease in net interest margin was the result of a decrease in the average yield on loans and an increase in cost of interest-bearing deposits, as further discussed below.

Total interest income for the three months ended September 30, 2014 increased $336,000, or 19.8%, compared to the same period in the prior year. Average interest-earning asset volume increased $30.6 million to $153.5 for the three months ended September 30, 2014, compared to $122.9 million for the same period in the prior year, due to the increase in the loan portfolio. The average interest yield of earning assets decreased 23 basis points to 5.25% for the three months ended September 30, 2014, compared to 5.48% for the same period in the prior year. The average yield on loans was 5.70% during the three months ended September 30, 2014 compared to 6.04% during the three months ended September 30, 2013.

Total interest expense for the three months ended September 30, 2014 increased $69,000, or 51.5%, compared to same period in the prior year. The average cost of interest-bearing liabilities increased 11 basis points to 0.68% for the three months ended September 30, 2014, compared to 0.57% for the same period in the prior year. Average volume of interest-bearing liabilities increased $26.1 million to $118.6 million for the three months ended September 30, 2014, compared to $92.5 million for the same period in the prior year. Average interest-bearing deposits increased $30.9 million to $111.7 million for the three months ended September 30, 2014, compared to $80.8 million for the same period in the prior year. Average borrowed funds decreased $4.8 million to $6.9 million for the three months ended September 30, 2014, compared to $11.7 million for the same period in the prior year.

Net interest income for the nine months ended September 30, 2014 increased $683,000, or 14.9%, compared to the same period in the prior year. The increase was due to an increase in the average volume of interest-earning assets, partially offset by a decrease in the average interest yield of earning assets and an increase in the average volume of interest-bearing liabilities. Net interest margin decreased 36 basis points from 5.14% during the nine months ended September 30, 2013 to 4.78% during the nine months ended September 30, 2014. The decrease in net interest margin was the result of a decrease in the average yield on loans and an increase in cost of interest-bearing deposits, as further discussed below.

Total interest income for the nine months ended September 30, 2014 increased $855,000, or 17.3%, compared to the same period in the prior year. Average interest-earning asset volume increased $28.2 million to $147.1 for the nine months ended September 30, 2014, compared to $118.9 million for the same period in the prior year, due to the increase in the loan portfolio. The average interest yield of earning assets decreased 29 basis points to 5.28% for the nine months ended September 30, 2014, compared to 5.57% for the same period in the prior year. The average yield on loans was 5.75% during the nine months ended September 30, 2014 compared to 6.20% during the nine months ended September 30, 2013.

Total interest expense for the nine months ended September 30, 2014 increased $172,000, or 45.1%, compared to same period in the prior year. The average cost of interest-bearing liabilities increased 8 basis points to 0.65% for the nine months ended September 30, 2014, compared to 0.57% for the same period in the prior year. Average volume of interest-bearing liabilities increased $23.9 million to $113.4 million for the nine months ended September 30, 2014, compared to $89.5 million for the same period in the prior year. Average interest-bearing deposits increased $28.1 million to $104.4 million for the nine months ended September 30, 2014, compared to $76.3 million for the same period in the prior year. Average borrowed funds decreased $4.3 million to $9.0 million for the nine months ended September 30, 2014, compared to $13.3 million for the same period in the prior year.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

We did not record a provision for loan loss for the three months ended September 30, 2014. We had loan charge-offs of $81,000, and recoveries of $25,000 during the third quarter of 2014. For the nine months ended September 30, 2014, provision for loan losses was $492,000. For the nine months ended September 30, 2014, we had charge-offs of $1.2 million, primarily consisting of one dental loan of $1.1 million which was charged-off during the first quarter of 2014, and recoveries of $30,000. For the three and nine months ended September 30, 2013, we recorded a provision for loan losses of $284,000, and we had recoveries of $2,000 and $5,000, respectively. We had no charge-offs during the three months ended September 30, 2013 and just one loan charge-off of $300 for the nine months ended September 30, 2013.

Non-interest Income

The components of non-interest income were as follows:

(000's)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Trust income	$2,902	$2,721	$8,549	$7,928
Gain on sale of loans	949	450	1,386	1,509
Service fees and other income	97	21	241	55
Rental income	81	66	239	125
Gain on sale of securities	-	-	-	31
Total	$4,029	$3,258	$10,415	$9,648

Total non-interest income for the three and nine months ended September 30, 2014 increased $771,000, or 23.7%, and $767,000, or 8.0%, respectively, compared to the same periods in the prior year. The increase during the three months ended September 30, 2014 was primarily due to an increase in the gain on sale of loans and trust income, and the increase during the nine months ended September 30, 2014 was primarily due to increases in trust income, loan servicing income and rental income.

Trust income is earned on the value of managed and non-managed assets held in custody. For the three and nine months ended September 30, 2014 trust income increased $181,000, or 6.7%, and $621,000, or 7.8%, respectively, compared to the same periods in the prior year. These increases were a result of improvements in market values of assets in trust accounts during 2014.

Gain on sale of loans increased $499,000, or 110.9%, for the three months ended September 30, 2014, and decreased $123,000, or 8.2%, respectively for the nine months ended September 30, 2014. For the three months ended September 30, 2014 and 2013, the Company sold $9.6 million and $5.4 million, respectively, of loans held for sale resulting in gains on sale of loans of $949,000 and $450,000, respectively. For the nine months ended September 30, 2014 and 2013, the Company sold 13.8 million and $19.1 million, respectively, of loans held for sale resulting in gains on sale of loans of $1.4 million and $1.5 million, respectively.

Service fees and other income for the three and nine months ended September 30, 2014 increased $76,000, or 361.9%, and $186,000, or 338.2%, respectively, compared to the same periods in the prior year. These increases were primarily due to an increase in loan servicing fees related to an increase in the amount of loans sold with servicing retained by the Company.

Rental income for the three and nine months ended September 30, 2014 increased $15,000, or 22.7%, and $114,000, or 91.2%, respectively, compared to the same periods in the prior year. The increase in rental income for the nine months ended September 30, 2014 resulted from there being no rental income recorded by the Company prior to the purchase of the office building in April 2013.

There has been no gain on sale of securities during the three and nine months ended September 30, 2014. The Company has not sold any investment securities since the first quarter of 2013.

Non-interest Expense

The components of non-interest expense were as follows:

(000's)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Salaries and employee benefits	$981	$932	$3,051	$2,755
Occupancy and equipment	344	285	928	735
Trust expenses	2,290	2,178	6,741	6,208
Professional fees	57	101	283	349
Data processing	199	206	593	591
Other	213	154	594	566
Total	$4,084	$3,856	$12,190	$11,204

Total non-interest expense for the three and nine months ended September 30, 2014 increased $228,000, or 5.9%, and $986,000, or 8.8%, respectively, compared to the same periods in the prior year.

Salaries and employee benefits for the three and nine months ended September 30, 2014 increased $49,000, or 5.3%, and $296,000, or 10.7%, respectively, compared to the same periods in the prior year. These increases were primarily related to an increase in the number of employees in the loan production and operational support areas of the Company and to a one time discretionary bonus of $80,000 awarded to the President and CEO of the Company in April 2014 to adjust his 2013 salary to market.

Occupancy and equipment expenses for the three and nine months ended September 30, 2014 increased $59,000, or 20.7%, and $193,000, or 26.3%, respectively, compared to the same periods in the prior year. These increases were primarily due to expenses related to the maintenance of the new office building and the Company’s relocation from the previous leased office building to the new office building in May 2014.

Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. For the three and nine months ended September 30, 2014, trust expenses increased $112,000, or 5.1%, and $533,000, or 8.6%, respectively, compared to the same periods in the prior year. These increases were related to improvements in market values of the assets during 2014.

Professional fees for the three and nine months ended September 30, 2014 decreased $44,000, or 43.6%, and $66,000, or 18.9%, respectively, compared to the same periods in the prior year. The decreases were primarily due to reduction in audit and tax fees.

Data processing fees for the three months ended September 30, 2014 decreased $7,000, or 3.4%, for the three months ended September 30, 2014, and increased $2,000, or 0.3%, for the nine months ended September 30, 2014, compared to the same periods in the prior year.

Other expenses for the three and nine months ended September 30, 2014 increased $59,000, or 38.3%, and $28,000, or 4.9%, respectively, compared to the same periods in the prior year. The increases were primarily due to increase in marketing expenses.

Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2014 was $612,000 and $1.1 million, respectively. The effective income tax rate was 34.0% for the three and nine months ended September 30, 2014. There was no provision for income taxes recorded for the three and nine months ended September 30, 2013, due to available operating losses to offset taxable income.

Financial Condition

Our total assets as of September 30, 2014 increased $17.8 million to $162.3 million, compared to $144.5 million as of December 31, 2013, primarily as a result of increase in total loans. Net loans held for investment increased $12.5 million, or 11.1%, to $124.8 million as of September 30, 2014, compared to $112.3 million as of December 31, 2013. Loans held for sale increased $5.6 million, or 266.7%, to $7.7 million as of September 30, 2014, compared to $2.1 million as of December 31, 2013. Total deposits increased $25.9 million, or 24.5%, to $131.7 million as of September 30, 2014, compared to $105.8 million as of December 31, 2013. Shareholders’ equity increased $2.2 million, or 10.8%, to $22.6 million as of September 30, 2014, compared to $20.4 million as of December 31, 2013.

Cash and Due From Banks

Cash and due from banks increased $310,000 to $1.4 million as of September 30, 2014, compared to $1.1 million as of December 31, 2013. The increase is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits and fed funds sold increased $3.8 million to $8.2 million as of September 30, 2014, compared to $4.4 million as of December 31, 2013. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of September 30, 2014 and December 31, 2013, the Company held Federal Reserve Bank of Dallas stock of $570,000 and $528,000, respectively, and Federal Home Loan Bank of Dallas stock of $469,000 and $702,000, respectively. As of September 30, 2014 and December 31, 2013, we had government agency securities with amortized cost of $5.6 million and $5.9 million, respectively, and fair value of $5.5 million and $5.7 million, respectively. As of September 30, 2014 and December 31, 2013, we had mortgage-backed securities with amortized cost of $3.3 million and $3.7 million, respectively, and fair value of $3.3 million and $3.6 million, respectively.

At September 30, 2014 and December 31, 2013, securities with fair value of $6.8 million and $7.1 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with fair value of $1.2 million and $1.3 million, respectively, were pledged against trust deposit balances held at the Bank. One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at September 30, 2014 and December 31, 2013 with fair value of $875,000 and $878,000, respectively.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(000's)	September 30, 2014	December 31, 2013
Commercial and industrial	$73,910	$76,445
Consumer installment	1,603	1,826
Real estate - mortgage	26,155	18,310
Real estate - construction and land	5,385	5,756
SBA:
SBA 7(a) unguaranteed portion	13,348	7,031
SBA 504	5,463	5,174
USDA	1,909	1,007
Other	-	10
Gross Loans	127,773	115,559
Less:
Allowance for loan losses	1,686	2,318
Deferred loan costs	(120)	(69)
Discount on loans purchased	1,365	1,029
Net loans	$124,842	$112,281

As of September 30, 2014 and December 31, 2013, total loans held for investment were $124.8 million and $112.3 million, respectively. Total loans, net of deferred fees, discount and reserves as a percentage of total assets were 76.9% as of September 30, 2014 and 77.7% as of December 31, 2013.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of September 30, 2014 and December 31, 2013, commercial loans totaled $73.9 million and $76.4 million, respectively, representing approximately 57.8% and 66.1% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of September 30, 2014 and December 31, 2013, consumer loans totaled $1.6 million and $1.8 million, respectively, approximately 1.3% and 1.6% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At September 30, 2014 and December 31, 2013, real estate loans totaled $31.5 million and $24.1 million, respectively, approximately 24.7% and 20.9% of our total loans, respectively.

Our SBA loan portfolio consists of loans guaranteed by the Small Business Administration (“SBA 7(a)”) and conventional loans promulgated under the SBA’s 504 loan program which serve the small business community. The SBA 7(a) loans are generally guaranteed by the SBA up to 75% of the principal balance. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. The Company records the guaranteed portion of the loans as held for sale. As of September 30, 2014 and December 31, 2013, SBA loans held for investment totaled $18.8 million and $12.2 million, respectively, representing approximately 14.7% and 10.6% of our total funded loans, respectively. As of September 30, 2014 and December 31, 2013, SBA 7(a) loans held for sale totaled $7.7 million and $2.1 million, respectively.

Our USDA loan portfolio consists of loans guaranteed by the USDA which serve rural areas. USDA loans are guaranteed up to 90% of the principal balance. As of September 30, 2014 and December 31, 2013, USDA loans held for investment totaled $1.9 and $1.0 million, respectively, representing approximately 1.5% and 0.9% of our total funded loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of September 30, 2014, our commercial loan and real estate loan portfolio included $63.7 million of loans, approximately 49.8% of our total funded loans, to dental professionals. These loans were made to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of September 30, 2014:

	As of September 30, 2014
		Over 1 Year through 5 Years		Over 5 Years
(000's)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial (1)	$7,751	$12,177	$21,458	$32,300	$224	$73,910
Consumer installment	1,099	504	-	-	-	1,603
Real estate - mortgage	7,112	6,157	4,531	6,624	1,731	26,155
Real estate - construction and land	3,280	344	775	986	-	5,385
SBA 7(a)	13,271	-	-	77	-	13,348
SBA 504	5,463	-	-	-	-	5,463
USDA	912	-	997	-	-	1,909
Other	-	-	-	-	-	-
Total	$38,888	$19,182	$27,761	$39,987	$1,955	$127,773

(1)	Includes non-accrual and other loans at September 30, 2014.

Non-performing Assets and Restructured Loans

Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of September 30, 2014, we had no loans 90 days or more past due and still accruing interest, $632,000 in loans on non-accrual status and no OREO. At December 31, 2013, we had no loans 90 days or more past due and still accruing interest, $750,000 in loans on non-accrual status and $749,000 in OREO. Total non-performing assets as of September 30, 2014 were $632,000, unchanged from December 31, 2013.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the non-performing asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “pass-watch” are those loans that have been determined to require enhanced monitoring for potential weaknesses which require further investigation. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on non-accrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At September 30, 2014, the Company had $3.2 million in pass-watch loans, $2.6 million in special mention loans, $1.1 million in substandard loans and no doubtful loans. At December 31, 2013, the Company had $2.8 million in pass-watch loans, $3.6 million in special mention loans, $3.7 million in substandard loans and no doubtful loans.

The following table sets forth certain information regarding non-accrual loans by type, loans past due 90 days and accruing, OREO and restructured loans accruing as of the dates indicated. Trouble debt restructurings on non-accrual status are reported as non-accrual loans.

	September 30, 2014		December 31, 2013
(000's, except percentages):	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets

Commercial and industrial	$632	0.39%	$750	0.52%
Total non-accrual loans	632	0.39%	750	0.52%
Loans past due 90 days and accruing	-	-%	-	-%
Restructured loans accruing	-	-%	841	0.58%
Other real estate owned	-	-%	749	0.52%
Total non-performing assets	$632	0.39%	$2,340	1.62%
Restructured loans on non-accrual	$531	0.33%	$750	0.52%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $122,000 and $144,000 during the nine months ended September 30, 2014 and 2013, respectively. Interest not recognized on impaired loans during the three and nine months ended September 30, 2014 and 2013 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.7 million, or 1.3% of total funded loans at September 30, 2014, and $2.3 million, or 2.0% of total funded loans at December 31, 2013. The decrease was primarily related to a $1.1 million commercial loan charge-off during the first quarter of 2014. The loan was impaired with a reserve allocated against it of $841,000 as of December 31, 2013.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had charge-offs of $1.2 million, of which $1.1 million was for one dental loan charged-off during the first quarter of 2014, and recoveries of $30,000 during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we had one small consumer loan charge-off of $300 and recoveries of $5,000.

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

(000's)	As of September 30, 2014		As of December 31, 2013
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$938	57.8%	$1,805	66.1%
Consumer installment	21	1.3	24	1.6
Real estate - mortgage	327	20.5	229	15.8
Real estate - construction and land	68	4.2	74	5.0
SBA	294	14.7	166	10.6
USDA	38	1.5	20	0.9
Total allowance for loan losses	$1,686	100.0%	$2,318	100.0%

Deposits

Deposits are our primary source of funding. Total deposits at September30, 2014 and December 31, 2013 were $131.7 million and $105.8 million, respectively.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended September 30, 2014 and 2013:

	For the nine months ended September 30,
(000's)	2014			2013
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$19,563	15.8%	0.00%	$15,072	16.5%	0.00%
NOW accounts	4,164	3.4	0.32	3,096	3.4	0.22
Money market accounts	33,831	27.3	0.49	28,020	30.7	0.47
Savings accounts	2,495	2.0	0.48	705	0.8	0.50
Certificates of deposit, less than $100,000	4,146	3.3	1.06	3,712	4.0	1.22
Certificates of deposit, $100,000 or greater	59,748	48.2	0.83	40,741	44.6	0.75
Total deposits	$123,947	100.0%	0.59%	$91,346	100.0%	0.54%

The average volume of non-interest-bearing deposits increased $4.5 million for the nine months ended September 30, 2014, compared to the same period in 2013. The average volume of certificates of deposits and money market accounts increased $19.4 million and $5.8 million, respectively, for the nine months ended September 30, 2014, compared to the same period in 2013.

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(000's)	September 30, 2014	December 31, 2013
Three months or less	$9,082	$12,811
Over three months through six months	15,247	5,116
Over six months through twelve months	14,679	16,735
Over twelve months	22,432	16,795

Total	$61,440	$51,457

Shareholders’ Equity

As of September 30, 2014, shareholders’ equity increased to $22.6 million from $20.4 million as of December 31, 2013. The increase was due to comprehensive income of $2.2 million for the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at September 30, 2014. See Note 15 to the financial statements included in this report. Additional liquidity is also provided through the Bank’s lines of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of September 30, 2014, our established credit line with the Federal Home Loan Bank of Dallas was $22.8 million, or 14.1% of assets, of which $5.0 million was utilized. As of September 30, 2014, our established credit line with the Federal Reserve Bank of Dallas was $15.3 million, or 9.4% of assets, none of which was utilized. Additionally, we serve as trustee or custodian for $44.4 million in cash deposits held at BlackRock, Inc. in a money market fund, of which approximately $31.2 million could be held at the Bank in deposit accounts fully insured by the FDIC.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, tier 1 capital to risk-weighted assets of 4.00%, and tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of tier 1 capital to average total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. As of September 30, 2014, the Bank’s total capital to risk weighted assets ratio was 16.74%, and the Bank’s tier 1 capital to average assets ratio was 13.48%.

(000's)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Total Capital (to Risk Weighted Assets)	$23,507	16.74%	$11,235	8.00%	$14,044	10.00%

Tier 1 Capital (to Risk Weighted Assets)	21,821	15.54	5,618	4.00	8,426	6.00

Tier 1 Capital (to Average Assets)	21,821	13.48	6,474	4.00	8,093	5.00

As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$21,381	17.20%	$9,945	8.00%	$12,431	10.00%

Tier 1 Capital (to Risk Weighted Assets)	19,818	15.94	4,972	4.00	7,459	6.00

Tier 1 Capital (to Average Assets)	19,818	13.94	5,685	4.00	7,106	5.00

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

In addition, the final rule permits banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 to include in their tier 1 capital on a permanent basis trust preferred securities and cumulative perpetual preferred stock issued and included in tier 1 capital prior to May 19, 2010, without any phase out. Although community banks must generally begin complying with the final rules on January 1, 2015, management believes that, as of September 30, 2014, the Company would satisfy the higher capital ratios imposed by Basel III.

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

(1)
Because the BASEL III final rules modify the methodology for calculating risk-weighted assets and the deduction and adjustment to capital, the ratios above may not be comparable to the current applicable regulatory requirements, or the Company's actual capital ratios, as of September 30, 2014.

(2)	Represents the fully phased-in requirements under Basel III.

Liquidity Management

At September 30, 2014, the Company (excluding the Bank) had approximately $873,000 in cash. These funds can be used for Company operations, investment and for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank.

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

At September 30, 2014, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $18.3 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $41.9 million at September 30, 2014.

The Bank’s significant contractual obligations and other potential funding needs at September 30, 2014 consist of:

	As of September 30, 2014
(000's)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$69	$93	$-	$-

Certificates of deposit	$41,905	$21,589	$2,242	$-

As of September 30, 2014, the Company had cash and cash equivalents of $9.6 million, or 5.9% of total assets, and loans held for sale of $7.7 million, or 4.7% of total assets. Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of September 30, 2014, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $22.8 million, or 14.1% of assets, of which $5.0 million was utilized at September 30, 2014. The established credit line with the Federal Reserve Bank of Dallas was $15.3 million, or 9.4% of assets, none of which was utilized at September 30, 2014.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of September 30, 2014, the loan to deposit ratio was 94.8%. Total trust custodial cash available to the Bank as of September 30, 2014 was approximately $31.2 million. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 39.6% of total assets as of September 30, 2014. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

T BANCSHARES, INC.

Date: November 14, 2014	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer