Form 10-K
period 2014-12-31
T Bancshares, Inc.
filed 2015-03-31
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10−K

☒  ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission File Number: 000-51297

T Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Texas	71-0919962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16200 Dallas Parkway, Suite 190, Dallas, Texas 75248	(972) 720-9000
(Address of principal executive offices) (ZIP Code)	Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $18.5 million.

The number of common shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,029,932 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of March 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	political instability;

•	the ability of the Federal government to deal with any slowdown of the national economy and the fiscal cliff;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to attract deposits;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	our ability to attract and retain qualified employees;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of our operations, including branch openings, new product offerings and expansion into new markets;

•	changes in our compensation and benefit plans; and

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control.

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

Item 1.          Business

General

T Bancshares, Inc. (the “Company,” “we,” “us,” or “our,” hereafter) was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A., a national association (the “Bank”), which opened on November 2, 2004. The Bank operates through a main office located at 16200 Dallas Parkway, Dallas, Texas.  Other than its ownership of the Bank, the Company conducts no material business.

As of December 31, 2014, the Company had, on a consolidated basis, approximately $163.1 million in assets, $124.4 million in total loans and $125.7 million in deposits.

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

Market Area

Our principal banking markets include Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. We currently operate through a main office located at 16200 Dallas Parkway, Dallas, Texas. We also serve on a national scale certain niche markets that include loans to dentists and small business lending under programs through the U.S. Small Business Administration and the U.S. Department of Agriculture.

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

Lending Services

Lending Policy

We offer a full range of lending products, including commercial loans to small- to medium-sized businesses and professional concerns, real estate loans and consumer loans. We compete for these loans with competitors who are well established in our primary market area and have greater resources and lending limits. As a result, we currently have to offer more flexible pricing and terms to attract borrowers.

The Bank’s delegations of authority, which are approved by the Board of Directors, provide for various levels of officer lending authority. The Bank has an independent review that evaluates the quality of loans on a periodic basis and determines if loans are originated in accordance with the guidelines established by the Board of Directors. Additionally, our Board of Directors has formed a Directors’ Loan Committee with members determined by board resolution to provide the following oversight:

•	ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;
•	approve loans with net bank exposure over $750,000;
•	monitor delinquent, non-accrual loans and classified loans;
•	monitor loan portfolio concentrations and quality through a variety of metrics;
•	monitor our loan servicing and review systems; and
•	review the adequacy of the loan loss reserve.

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

Commercial and Industrial Loans

Loans for commercial purposes in various lines of businesses are a major component of the Bank’s loan portfolio. The targets in the commercial loan markets are retail establishments, professional service providers, in particular dentists, and small-to-medium-sized businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any. The commercial loans primarily are underwritten on the basis of the borrower’s ability to service the loan from income and their creditworthiness. The Bank will typically make equipment loans for a term of ten years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be repaid over the term of the loan or due at maturity.

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

•
Commercial real estate. Commercial real estate loan terms generally are limited to ten years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for loans with maturity dates exceeding 120 months. The Bank generally charges an origination fee for its services. The Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. The Bank also makes commercial real estate loans to owner occupants of the real estate held as collateral. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

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

•
Residential real estate. The Bank’s residential real estate loans consist of loans to acquire and renovate existing homes for subsequent re-sale, residential new construction loans, residential loans purchased in the secondary market, and traditional mortgage lending for one-to-four family residences which are primarily non-owner occupied rental properties. The Bank offers primarily adjustable rate mortgages. All loans are made in accordance with the Bank’s appraisal and loan policy with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 80%. We believe these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

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

There is an active secondary market for the guaranteed portion of these loans. Because the guaranteed portion carries the full faith and credit guarantee of the U.S. Government, the lower investor required yield on that portion of the loan generally creates a premium at the time of the sale.

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

Portfolio Composition

The following table sets forth the composition of the Bank’s loan portfolio at December 31, 2014. Loan balances do not include undisbursed loan proceeds, unearned income, sold guaranteed portions of loans held for sale, or allowance for loan losses.

Portfolio Percentage at December 31, 2014
Commercial and industrial	57%
Real Estate – residential	2%
Real Estate - commercial	16%
Real Estate – construction	4%
SBA 7a	12%
SBA 504	5%
USDA	2%
Consumer installment	1%
Other	1%
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

Deposit Services

Deposits are the major source of the Bank’s funds for lending and other investment activities. Additionally, we also generate funds from loan principal repayments and prepayments. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. The Bank considers the majority of its regular savings, demand, NOW, and money market deposit accounts to be core deposits. These accounts comprised approximately 50% of the Bank’s total deposits at December 31, 2014. The Bank’s remaining deposits were composed of time deposits less than $100,000, which comprised 3% of total deposits, and time deposits of $100,000 and greater, which comprised approximately 47% of total deposits at December 31, 2014. The Bank believes it is very competitive in the types of accounts and interest rates we offer on deposit accounts, in particular money market accounts and time deposits. We actively solicit these deposits through personal solicitation by our officers and directors, advertisements published in the local media, and through our Internet banking strategy.

Trust Services

Since August 2006, the Bank has offered traditional fiduciary services, such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. The Bank’s trust department works with our customers and their financial advisors to define objectives, goals and strategies for their investment portfolios and tailor their investment portfolios accordingly. As of December 31, 2014, the Bank had approximately $1.1 billion in trust assets under management.

Other Banking Services

Other banking services currently offered or anticipated include cashier’s checks, travelers’ checks, direct deposit of payroll and Social Security payments, bank-by-mail, remote check deposits, automated teller machine cards and debit cards. The Bank offers full service personal and business internet banking which includes remote deposit for both consumers and businesses, bill payment, electronic transfer of funds between financial institutions, as well as traditional internet services such as balance inquiries and internal funds transfers. The Bank provides a courier and mobile banking concierge service throughout the Dallas/Fort Worth Metroplex and offers its customers free usage of any automated teller machine in the world through its debit card.

Employees

The success of the Bank depends, in significant part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank currently has 37 full-time equivalent employees. None of the Bank’s employees are represented by a collective bargaining agreement. The Bank believes that its relations with its employees are good.

Employees are covered by a comprehensive employee benefit program which provides for, among other benefits, 401(k) Plan, hospitalization and major medical insurance, disability insurance, and life insurance. Such employee benefits are considered by management to be generally competitive with employee benefits provided by other similar employers in the Bank’s geographic market area.

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

In addition, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Internet website, www.tbank.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K.

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

Regulatory Agencies

As a registered bank holding company, the Company is subject to the supervision and regulation of the Federal Reserve and, acting under delegated authority, the Federal Reserve Bank of Dallas (the “Reserve Bank”) pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  As a national bank, the Bank is subject to the supervision and regulation of the Office of the Comptroller of the Currency (the “Comptroller”).

Bank Holding Company Regulation

Bank Holding Company Act.  As a registered bank holding company, the Company is required to furnish to the Federal Reserve annual and quarterly reports of its operations and may also be required to furnish such additional information and reports as the Federal Reserve or the Reserve Bank may require.

Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve or, acting under delegated authority, the Reserve Bank before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

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

A bank holding company may also elect to become a “financial holding company,” by which a qualified parent holding company of a banking institution may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company will be able to successfully elect to be regulated as a financial holding company if all of its depository institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the Community Reinvestment Act of 1977, as amended (the “Community Reinvestment Act”), such as being “well-capitalized” and “well-managed,” and must have a Community Reinvestment Act rating of at least “satisfactory.” Financial holding companies remain subject to regulation and oversight by the Federal Reserve. The Company believes that the Bank, which is the Company’s sole depository institution subsidiary, presently satisfies all of the requirements that must be met to enable the Company to successfully elect to become a financial holding company. However, the Company has no current intention of seeking to become a financial holding company. Such a course of action may become necessary or appropriate at some time in the future depending upon the Company’s strategic plan.

Source of Strength.  Under the Federal Reserve’s “source of strength” doctrine, a bank holding company is required to act as a source of financial and managerial strength to any subsidiary bank. The holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company’s subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Act, but the Federal Reserve has not yet adopted regulations to implement this requirement.

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

Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a bank holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. There is an exception for bank holding companies that are well-managed, well capitalized, and not subject to any unresolved supervisory issues. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

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

Capital Requirements

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. Under these capital guidelines, banking organizations are required to maintain certain minimum capital ratios, which are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories. In addition to such risk adjusted capital requirements, banking organizations are also required to maintain an additional minimum “leverage” capital ratio, which is calculated on the basis of average total assets without any adjustment for risk being made to the value of the assets. Qualifying capital is classified depending on the type of capital as follows:

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

Under the federal capital guidelines as of December 31, 2014, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized”, a bank holding company must have a total risk-based capital ratio and a Tier 1 risk-based capital ratio of at least 10% and 6%, respectively, and a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. At December 31, 2014, the respective capital ratios of the Bank exceeded the minimum percentage requirements to be deemed “well capitalized” under applicable Federal Reserve and Comptroller capital rules.

Pursuant to federal regulations, banks and bank holding companies, with more than $500 million in consolidated assets, must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case the affected institution may no longer be deemed well capitalized and may be subject to restrictions on various activities, including a bank’s ability to accept or renew brokered deposits.

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

The Basel III Rules include new risk-based and leverage capital ratio requirements which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and our subsidiary bank under the Basel III Rules are: (i) a new common equity Tier 1 (CET1) risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, results in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratios.

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including our subsidiary bank, if their capital levels do not meet certain thresholds. These revisions are to be effective January 1, 2015. The prompt corrective action rules include a common equity Tier 1 capital component and increase certain other capital requirements for the various thresholds. For example, under the revised prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter.

The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights are assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include greater recognition of collateral and guarantees and revised capital treatment for derivatives and repo-style transactions.

In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to opt-out out of the onerous requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude AOCI from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital. Overall, the rule provides some important concessions for smaller, less complex financial institutions.

The Basel III Rules generally became effective beginning January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Basel III Rules will also have phase-in periods.

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

Any bank holding company that controls a subsidiary bank that has been required to submit a capital restoration plan will be required to provide assurances of compliance by the bank with the capital restoration plan, subject to limitations on the bank holding company’s aggregate liability in connection with providing such required assurances. Failure to restore capital under a capital restoration plan can result in the bank being placed into receivership if it becomes critically undercapitalized. A bank subject to prompt corrective action also may affect its parent holding company in other ways. These include possible restrictions or prohibitions on dividends or subordinated debt payments to the parent holding company by the bank, as well as limitations on other transactions between the bank and the parent holding company. In addition, the Federal Reserve may impose restrictions on the ability of the bank holding company itself to pay dividends, or require divestiture of holding company affiliates that pose a significant risk to the subsidiary bank, or require divestiture of the undercapitalized subsidiary bank. At each successive lower capital category, an insured bank may be subject to increased operating restrictions by its primary federal banking regulator.

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

Restrictions on Transactions with Affiliates and Loans to Insiders

The Bank is subject to the provisions of Section 23A of the Federal Reserve Act (the “Affiliates Act”), as such provisions are made applicable to state non-member banks by Section 18(i) of the Federal Deposit Insurance Act. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank.

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

Under federal law, the Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features. The Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions (which are also covered by the expansion of Section 23A). The Dodd-Frank Act prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director, or principal shareholder (or any related interest of such a person) unless the transaction is on market terms, and, if the transaction exceeds 10% of the institution’s capital, it is approved in advance by a majority of the disinterested directors.

Concentrated Commercial Real Estate Lending Regulations

The federal banking agencies, including the Comptroller have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements:  including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2014, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending.

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

•	Increase in the Federal Reserve’s examination authority with respect to bank holding companies’ non-banking subsidiaries.

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

The CFPB has promulgated rules relating to remittance transfers under the Electronic Fund Transfer Act, which require companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. The CFPB has also amended certain rules under Regulation C relating to home mortgage disclosure, to reflect a change in the asset size exemption threshold for depository institutions based on the annual percentage change in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, on January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amend the Truth in Lending Act and Regulation Z promulgated thereunder. Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer's ability to repay the loan. The rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The rule also implemented section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014, though the CFPB allowed for certain temporary exemptions for banks with assets under $2 billion and that originated less than 500 mortgage loans in 2013.

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

Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution’s ability to disclose nonpublic personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank’s information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third party for use in marketing.

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

Regulation Z. On April 5, 2011, the Federal Reserve’s Final Rule on Loan Originator Compensation and Steering (Regulation Z) became final. Regulation Z is more commonly known as regulation that implements the Truth in Lending Act. Regulation Z address two components of mortgage lending, i.e., loans secured by a dwelling, and implements restrictions and guidelines for: (a) prohibited payments to loan originators and (b) prohibitions on steering. Under Regulation Z, a creditor is prohibited from paying, directly or indirectly, compensation to a mortgage broker or any other loan originator that is based on a mortgage transaction’s terms or conditions, except the amount of credit extended, which is deemed not to be a transaction term or condition. In addition, Regulation Z prohibits a loan originator from “steering” a consumer to a lender or a loan that offers less favorable terms in order to increase the loan originator’s compensation, unless the loan is in the consumer’s interest. Regulation Z also contains a record-retention provision requiring that, for each transaction subject to Regulation Z, the financial institution must maintain records of the compensation it provided to the loan originator for that transaction as well as the compensation agreement in effect on the date the interest rate was set for the transaction. These records must be maintained for two years.

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

Our profitability will depend on the Bank’s profitability. We were profitable in 2006 and 2007, experienced significant and material losses for the years 2008 through 2011. We were profitable in years 2012 through 2014, and at December 31, 2014, we had accumulated earnings of $1.1 million. At December 31, 2013, we had an accumulated deficit account of approximately $1.9 million. Our success will depend, in large part, on our ability to attract and retain deposits and customers for our services. If we are ultimately unsuccessful, you may lose part or all of the value of your investment.

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

The measure of our allowance for loan losses is also dependent on the adoption of new accounting standards. The Financial Accounting Standards Board recently issued a proposed Accounting Standards Update that presents a new credit impairment model, the Current Expected Credit Loss ("CECL") model, which would require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses.

Finally, Federal regulators, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. The regulatory agencies may require us to change classifications or grades on loans, increase the allowance for loan losses with large provisions for loan losses and to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition.

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

We are subject to liquidity risk.

The Company requires liquidity to meet our deposit and other obligations as they come due. The Company’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy generally. Factors that could reduce its access to liquidity sources include a downturn in the Texas market, difficult credit markets or adverse regulatory actions against the Company. The Company’s access to deposits may also be affected by the liquidity needs of its depositors. In particular, a substantial majority of the Company’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. The Company may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition and result of operations.

The Company’s accounting estimates and risk management processes rely on analytical and forecasting models.

The processes the Company uses to estimate its probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company’s financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Company uses for determining its probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models the Company uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company’s analytical or forecasting models could have a material adverse effect on the Company’s business, financial condition and results of operations.

We may elect or be compelled to seek additional capital, but that capital may not be available or it may be dilutive.

Our ability to raise capital in the future, if needed, will depend on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed, on favorable terms or at all. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These outcomes could negatively impact our ability to operate or further expand our operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations. In addition, in order to raise additional capital, we may need to issue shares of our common stock that would dilute the book value of our common stock and reduce our shareholders’ percentage ownership interest to the extent they do not participate in future offerings. Also, if we are unable to raise additional capital, we may be required to take alterative actions which may include the sale of income-producing assets to meet our capital requirements, which could have an adverse impact on our results of operations and ability to generate income.

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

The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increases capital ratios for all banking organizations and introduces a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised the one-time option in the first quarter of 2015 to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculation in order to reduce the impact of market volatility on our regulatory capital levels. The final rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a two-year transition period.

The final rule become effective for us on January 1, 2015. We have conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2014 and have determined that we meet all of these new requirements, including the full capital conservation buffer, as if these new requirements had been in effect on that date.

Although we currently cannot predict the specific impact and long-term effects that Basel III will have on our Company and the banking industry more generally, the Company is now required to maintain higher regulatory capital levels which could impact our operations, net income and ability to grow. Furthermore, the Company’s failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

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

The cost of cleaning up or paying damages and penalties associated with environmental problems could increase the Company’s operating expenses. When a borrower defaults on a loan secured by real property, the Company may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. The Company may also take over the management of commercial properties whose owners have defaulted on loans. The Company also owns and leases premises where branches and other bank facilities are located. While the Company’s lending, foreclosure and facilities policies and guidelines are intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Company may own, acquire, manage or occupy. Environmental laws could force the Company to clean up the properties at the Company’s expense. It may cost much more to clean a property than the property is worth and it may be difficult or impossible to sell contaminated properties. The Company could also be liable for pollution generated by a borrower’s operations if the Company takes a role in managing those operations after a default.

The success of our trust services is dependent upon market fluctuations and a non-diversified source for its growth.

Since August 2006, we have offered traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. As of December 31, 2014, the Bank had approximately $1.1 billion in trust assets under management. To date, virtually all of the growth in our assets under management relates to a registered investment advisor who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. Furthermore, the level of assets under management is significantly impacted by the market value of the assets. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

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

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. During 2014 and 2013, we had net loan charge-offs of $1.1 million and $123,000, respectively, representing 1.7% and 0.19%, respectively, of year end dental portfolio assets. At December 31, 2014, our loan portfolio included $62.5 million of loans, approximately 49.0% of our total funded loans, to the dental industry, including practice acquisition loans, dental equipment loans, and dental facility loans. We believe that these loans are conservatively underwritten to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental industry in general, we may incur significant losses in our loan portfolio as a result of this concentration.

Our operations are significantly affected by interest rate levels.

Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are affected by changes in general interest rate levels, which are currently at record low levels, and by other economic factors beyond our control. Prolonged periods of unusually low interest rates may have an adverse effect on earnings by reducing the value of demand deposits, shareholders’ equity and fixed rate liabilities with rates higher than available earning assets. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities and from mismatches in the timing and rate at which our assets and liabilities reprice.

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

Our per customer lending limit at December 31, 2014 was approximately $3.7 million, subject to further reduction based on regulatory criteria. Accordingly, the size of loans which we can offer to potential customers is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

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

Curtailment of government guaranteed loan programs could affect a segment of our business.

A major segment of our business consists of originating and periodically selling government guaranteed loans, in particular those guaranteed by the U.S. Department of Agriculture (“USDA”) and the SBA. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small businesses, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline. As the funding of the guaranteed portion of 7(a) loans has historically been a major portion of our business, the long-term resolution to the funding for the 7(a) loan program may have an unfavorable impact on our future performance and results of operations.

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

Changes to federal or state statutes, regulations or regulatory and tax policies, including changes in interpretation or implementation of new and existing statutes, regulations or policies, or new laws, regulation could affect the Company in substantial and unpredictable ways, including subjecting the Company to additional operating, tax, governance and compliance costs, increasing the Company’s deposit insurance premiums, limiting the types of assets the Company may be allowed to hold, limiting the types of financial services and products the Company may offer and/or increasing competition from other non-bank providers of financial services.

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

The Bank is subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties. Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to the Bank’s performance under the fair lending laws and regulations could adversely impact the Bank’s rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the Bank’s reputation, business, financial condition and results of operations.

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

Finally, on February 12, 2013, the Obama Administration released an executive order, Improving Critical Infrastructure Cybersecurity, referred to as the Executive Order, which is focused primarily on government actions to support critical infrastructure owners and operators in protecting their systems and networks from cyber threats. The Executive Order also will steer certain private sector companies to comply voluntarily with the Cybersecurity Framework. In response to the Executive Order, the FFIEC has published cybersecurity guidance on its website, along with observations from recent cybersecurity assessments. These assessments were conducted with the goal of identifying gaps in the regulators' examination procedures and training that can be used to strengthen the oversight of cybersecurity readiness. The implementation of any recommended guidance could require us to incur additional costs.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is thinly traded and, therefore, you may have difficulty selling shares.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TBNC”; however, we have no ability to ensure that an active market will exist in the future or that shares can be liquidated without delay. The average daily trading volume in our stock during 2014 was 1,516 shares.

We do not anticipate paying dividends for the foreseeable future.

We do not anticipate dividends will be paid on our common stock for the foreseeable future. The Company is largely dependent upon dividends paid by the Bank to provide funds to pay cash dividends if and when the board of directors may declare such dividends. Our future earnings may not be sufficient to satisfy regulatory requirements and permit the legal payment of dividends to shareholders at any time in the future. Even if we could legally declare dividends, the amount and timing of such dividends would be at the sole discretion of our board of directors.

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

Item 2.          Properties.

Our main office is in a two story, 33,000 square foot commercial office building located at 16200 Dallas Parkway, Dallas, Texas 75248. During the second quarter of 2013, the Bank acquired the building and relocated its main office to that location in May 2014. The Bank occupies approximately 11,000 square feet of the space, or 33% of the building, and currently leases approximately 64% to tenants.

We also have office space located at 850 E. Highway 114, Southlake, Texas, which is approximately 15 miles northwest of the main office. The space is 2,245 square feet on the second floor of a two story, commercial building in a developed commercial center. The lease for our office began on February 1, 2007 and is for a term of 120 months. The lease also calls for the Bank to pay for a pro rata share of operating and tax costs above a certain base amount. On May 1, 2013, the Bank entered into a sub-lease agreement covering its entire space located at 850 E. Highway 114, Southlake, Texas. The term of the sub-lease runs concurrently with the term of the Bank’s primary lease ending on February 28, 2017. Management believes that the principal terms of the leases are consistent with prevailing market terms and conditions and that these facilities are in good condition and adequate to meet our current needs.

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

PART II

Item 5.          Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCBB under the symbol “TBNC”. The table below gives the high and low bid information for the last two fiscal years. The bid information in the table was obtained from the OTCBB and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. There may have been other transactions in our common stock of which we are not aware.

	High	Low
2014
Fourth Quarter	$6.40	$6.05
Third Quarter	$6.50	$5.75
Second Quarter	$5.75	$4.83
First Quarter	$5.10	$4.70

2013
Fourth Quarter	$4.80	$4.10
Third Quarter	$4.50	$3.80
Second Quarter	$3.95	$3.35
First Quarter	$3.40	$2.95

On March 15, 2015, we had 320 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to the Company’s 2005 Stock Incentive Plan, which constitutes the Company’s existing equity compensation plan that has been previously approved by the Company’s shareholders. The Company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))

Equity compensation plans approved by security holders	233,000	$8.86	8,000

Item6.          Selected Financial Data.

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

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank. The Bank opened on November 2, 2004.

Business Strategy

We believe we can effectively compete as a community bank in our market area and the niche markets we serve. We focus our marketing efforts in three areas. We serve our local geographic market which is the Dallas - Fort Worth metropolitan area. We serve the dental and other health professional industries through a centralized loan and deposit platform that operates out of our main office in Dallas, Texas and serves clients in 33 states. Since the fourth quarter, 2012, we have served the small business community by offering loans guaranteed by the SBA as well as the USDA. We are registered in Colorado and Oregon as a lender and our employees maintain home offices in those states from which we originate and underwrite those loans. We anticipate that these loans will eventually be originated nationwide.

We offer a broad range of commercial and consumer banking services primarily to small to medium-sized businesses and their employees. Because of our technological capabilities, including worldwide free automated teller machine (“ATM”) withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, we believe we can be the primary bank for most customers no matter where they are located. We believe that meeting the needs of our customers and making their banking experience more efficient leads to increased customer loyalty. In addition to our traditional banking services, we offer trust services to individuals and benefit plans.

We are able to utilize relatively low cost deposits provided by our trust activities to fund additional loan growth. The amount of deposits available to us while maintaining full FDIC insurance protection for our trust customers has consistently exceeded $28 million for the last three years. We anticipate the trust custodial deposits to be relatively low cost and comparable to the rate we pay non-trust customers on money market account balances.

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

2014 Executive Overview

Financial Highlights

The following were significant factors related to 2014 results as compared to 2013.

Net income for 2014 was $3.0 million, or $0.75 per diluted common share, compared to $4.1 million, or $1.01 per diluted common share in 2013. Net income before income tax for 2014 was $4.8 million compared to $3.2 million for 2013. The Company recorded income tax expense of $1.7 million in 2014, whereas income tax benefit of $910,000 was recorded in 2013. For the year ended December 31, 2014, return on average assets was 1.93% and return on average equity was 14.65%. For the year ended December 31, 2013, return on average assets was 3.20% and return on average equity was 23.28%.

Net interest income increased $896,000 for the year ending 2014 to $7.1 million compared to $6.2 million for the year ending 2013. Net interest margin decreased from 5.1% for 2013 to 4.8% for 2014.

Non-interest income increased $1.2 million in 2014, which was primarily due to an increase of $870,000 in trust management fees.

Non-interest expense increased $1.2 million in 2014, which included an increase of $379,000 in salaries and employee benefits and $802,000 increase in trust consulting fees.

The Company recorded a provision for loan losses of $492,000 for the year ended December 31, 2014 compared to $1.2 million in 2013. The Company had net charge-offs of $1.1 million and $217,000 for the years ended December 31, 2014 and 2013, respectively.

Total assets at December 31, 2014 increased $18.5 million, or 12.8%, to $163.1 million, compared to $144.5 million at December 31, 2013. This increase was primarily due to an increase in commercial and SBA loans. Our loans held for investment increased $12.1 million, or 10.8%, to $124.4 million as of December 31, 2014, compared to $112.3 million as of December 31, 2013. At December 31, 2014, a receivable of $8.2 million was recorded for SBA loans that were sold as of December 31, 2014, but the sales proceeds were not received until January 2015.

Nonperforming assets decreased $905,000, or 60.3%, from $1.5 million as of December 31, 2013 to $595,000 as of December 31, 2014. Ratios of nonperforming assets as a percentage of total assets decreased from 1.0% at December 31, 2013 to 0.4% at December 31, 2014.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the collectability of loans based on historical experience and the borrower’s ability to repay, the nature and volume of the portfolio, information about specific borrower situations and the estimated value of any underlying collateral, economic conditions and other factors. The allowance consists of general and specific reserves. The specific component relates to loans that are individually evaluated and determined to be impaired. This evaluation is often based on significant estimates and assumptions due to the level of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to change. The general component relates to the entire group of loans that are evaluated in the aggregate based primarily on industry historical loss experience adjusted for current economic factors. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate. As of December 31, 2014, the allowance for loan losses was $1.7 million, which represented approximately 1.33% of total loans.

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

The initial indication of other than temporary impairment (“OTTI”) for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, our intent to sell the investment, and if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. For marketable equity securities, we also consider the issuer’s financial condition, capital strength, and near−term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of OTTI analysis, we also consider the cause of the price decline (general level of interest rates and industry− and issuer−specific factors), the issuer’s financial condition, near−term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the security is segmented into credit− and noncredit−related components. Any impairment adjustment due to identified credit−related components is recorded as an adjustment to current period earnings, while noncredit−related fair value adjustments are recorded through other comprehensive income. In situations where we intend to sell or it is more likely than not that we will be required to sell the security, the entire OTTI loss must be recognized in earnings.

Income taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Prior to 2013, the Company had provided a 100% valuation allowance for its net deferred tax asset due to the Company’s recent net operating loss history. No valuation allowance for deferred tax assets was recorded at December 31, 2014 and 2013, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings for the years ended December 31, 2014, 2013 and 2012. Positions taken by the Company in preparing the consolidated federal tax return are subject to the review of the Internal Revenue Service or to reinterpretation based on management’s ongoing assessment of facts and evolving case law, and as such, positions taken by management could result in a material adjustment to the financial statements.

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

For the years ended December 31, 2014 and 2013, we recorded expense of $25,000 and $9,000, respectively, for outstanding option grants.

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

Related party transactions

The Company has deposits of certain officers, directors and their affiliated companies, and also purchases corporate and health insurance from certain directors affiliated companies. Details of related party activity are presented in Note 13 of the accompanying Consolidated Financial Statements.

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

At December 31, 2014, securities available for sale consisted of U.S. government agencies and mortgage-backed securities guaranteed by U.S. government agencies. The Company has no securities held to maturity. Restricted securities consisted of Federal Reserve Bank of Dallas (“FRB”) stock, having an amortized cost and fair value of $570,000 as of December 31, 2014, and Federal Home Loan Bank of Dallas (“FHLB”) stock, having an amortized cost and fair value of $468,500 as of December 31, 2014. The weighted average yield for the securities was 2.37% for the year ended December 31, 2014.

At December 31, 2013, securities available for sale consisted of U.S. government agencies and mortgage-backed securities guaranteed by U.S. government agencies. The Company has no securities held to maturity. Restricted securities consisted of FRB stock, having an amortized cost and fair value of $528,000, and FHLB stock, having an amortized cost and fair value of $702,000. The weighted average yield for the securities was 2.36% for the year ended December 31, 2013.

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2014 and 2013:

	As of December 31,
	2014		2013
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,561	$5,543	$5,865	$5,652
Mortgage-backed securities	3,251	3,251	3,711	3,619
Securities, restricted:
Other	1,038	1,038	1,230	1,230
Total	$9,850	$9,832	$10,806	$10,501

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities available for sale as of December 31, 2014. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$-	-%	$4,780	2.31%	$781	4.00%	$5,561	2.55%
Mortgage-backed securities	-	-	501	2.00	1,032	2.64	1,718	2.37	3,251	2.40
Securities, restricted:
Other	-	-	-	-	-	-	-	-	1,038	-
Total	$-	-%	$501	2.00%	$5,812	2.37%	$2,499	2.88%	$9,850	2.49%

Loan Portfolio Composition

Commercial and industrial loans comprise the largest group of loans in our portfolio amounting to $72.7 million, or 57.0% of the total loan portfolio, at December 31, 2014, which is down from $76.4 million, or 66.1% of the total loan portfolio, at December 31, 2013. Commercial real estate loans comprise the second largest group of loans in the portfolio.  At December 31, 2014, commercial real estate loans totaled $26.6 million, or 20.8% of the total loan portfolio, compared to $22.5 million, or 19.5%, at year end in prior year. At December 31, 2014, SBA loans totaled $21.6 million, or 17.0% of the total loan portfolio, compared to $12.2 million, or 10.6%, at year end in prior year. The following table sets forth the composition of our loans held for investment:

	As of December 31,
(In thousands, except percentages)	2014		2013
Commercial and industrial	$72,711	57.0%	$76,445	66.1%
Consumer installment	1,578	1.2%	1,826	1.6%
Real estate – residential	1,993	1.6%	1,548	1.3%
Real estate – commercial	21,084	16.5%	16,762	14.5%
Real estate – construction and land	5,477	4.3%	5,756	5.0%
SBA 7(a) unguaranteed portion	15,755	12.4%	7,031	6.1%
SBA 504	5,839	4.6%	5,174	4.5%
USDA	2,054	1.6%	1,007	0.9%
Other	1,000	0.8%	10	0.0%
	127,491	100.0%	115,559	100.0%
Less:
Allowance for loan losses	1,695		2,318
Deferred loan fees/costs	(153)		(69)
Discount on loans purchased	1,544		1,029
	$124,405		$112,281

The Company records the guaranteed portion of the SBA 7(a) and USDA loans as held for sale at lower of cost or market. Loans held for sale totaled $5.2 million and $2.1 million at December 31, 2014 and 2013, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2014, our loan portfolio included $62.5 million of loans, approximately 49.0% of our total funded loans, to the dental industry, as compared to $65.2 million, or 56.4% of total funded loans, at December 31, 2013. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated to replace loans which have been paid off or reduced balances as a result of payments, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

As of December 31, 2014, 31.5% of the loan portfolio, or $40.2 million, matures or re-prices within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding at December 31, 2014 and 2013, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2014
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$7,373	$11,956	$24,698	$28,189	$495	$72,711
Consumer installment	1,189	389	-	-	-	1,578
Real estate – residential	366	1,445	108	74	-	1,993
Real estate – commercial	4,594	3,954	4,354	6,464	1,718	21,084
Real estate – construction and land	3,059	581	768	1,069	-	5,477
SBA 7a unguaranteed portion	15,679	-	-	76	-	15,755
SBA 504	5,839	-	-	-	-	5,839
USDA	1,061	-	993	-	-	2,054
Other	1,000	-	-	-	-	1,000
Total	$40,160	$18,325	$30,921	$35,872	$2,213	$127,491

	As of December 31, 2013
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$6,239	$12,886	$17,129	$38,112	$2,079	$76,445
Consumer installment	1,502	324	-	-	-	1,826
Real estate – residential	1,111	316	121	-	-	1,548
Real estate – commercial	4,555	5,065	2,881	2,485	1,776	16,762
Real estate – construction and land	4,598	363	795	-	-	5,756
SBA 7a unguaranteed portion	6,949	-	-	82	-	7,031
SBA 504	5,174	-	-	-	-	5,174
USDA	-	-	1,007	-	-	1,007
Other	10	-	-	-	-	10
Total	$30,138	$18,954	$21,933	$40,679	$3,855	$115,559

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

Non-performing assets include non-accrual loans, loans 90 days past due and still accruing, OREO and other repossessed assets. Non-performing assets decreased $905,000 to $595,000 at December 31, 2014, as compared to $1.5 million at December 31, 2013. Nonaccrual loans include two commercial and industrial loans totaling $595,000 at December 31, 2014, as compared to two commercial and industrial loans totaling $750,000 at December 31, 2013. There were no foreclosed assets at December 31, 2014. Foreclosed assets included one commercial property with carrying value of $749,000 at December 31, 2013. This property was sold in the third quarter of 2014.

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

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	As of December 31,
(In thousands, except percentages)	2014		2013
Allocated:	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Commercial and industrial	$595	0.36%	$750	0.52%
Total nonaccrual loans	595	0.36	750	0.52
Loans 90 days past due and accruing	-	-	-	-
Foreclosed assets	-	-	749	0.52
Total non-performing assets	$595	0.36%	$1,499	1.03%
Restructured loans	$501	0.31%	$1,591	1.10%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $147,000 and $263,000 during the years ended December 31, 2014 and 2013, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2014 and 2013, income would have increased by approximately $31,000 and $29,000, respectively.

Restructured loans are considered “troubled debt restructurings” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2014, we had one loan totaling $501,000 considered to be a troubled debt restructuring which was on nonaccrual. As of December 31, 2013, we had $1.6 million in loans considered troubled debt restructurings, of which $841,000 were not on nonaccrual.

There were no loans past due 90 days and still accruing interest at December 31, 2014 and 2013.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2014, we had three borrower relationships with loans of this type totaling $439,000, which were not included in nonaccrual or restructured loans.

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

The allowance for loan losses totaled $1.7 million and $2.3 million at December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Bank had charge-offs of $1.2 million compared to $226,000 for the year ended December 31, 2013. On February 14, 2014, a dental customer with indebtedness to the Bank of approximately $1.1 million filed for bankruptcy under Chapter 11. We believed the conditions which gave rise to the borrower’s bankruptcy existed as of December 31, 2013. Therefore, we measured the loan for impairment and set aside a reserve in the amount of $843,000 for potential future losses on the loan as of December 31, 2013. The loan was charged off on March 31, 2014. The total reserve percentage decreased to 1.33% at year-end 2014 from 2.05% of loans at December 31, 2013. The decrease was primarily the result of the dental loan charge-off during the first quarter 2014.

Based on an analysis performed by management at December 31, 2014, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

The table below presents a summary of our loan loss experience for the past five years:

(In thousands, except percentages)	2014	2013	2012	2011	2010
Balance at January 1,	$2,318	$1,338	$1,352	$1,754	$1,713

Charge-offs:
Commercial and industrial	1,138	225	24	262	1,224
Consumer installment	17	1	-	-	4
Real estate – construction and land	-	-	-	-	129
Total charge-offs	1,155	226	24	262	1,357

Recoveries:
Commercial and industrial	34	3	125	13	547
Consumer installment	-	-	26	3	-
Real estate – construction and land	6	6	27	57	-
Total recoveries	40	9	178	73	547

Net charge-offs (recoveries)	1,115	217	(154)	189	810

Provision (credit) for loan losses	492	1,197	(168)	(213)	851
Balance at December 31,	$1,695	$2,318	$1,338	$1,352	$1,754

Loans at year-end	$127,491	$115,559	$94,396	$83,712	$96,075
Average loans	131,995	106,527	86,876	89,725	111,556

Net charge-offs (recoveries)/average loans	0.84%	0.20%	-0.18%	0.21%	0.73%
Allowance for loan losses/year-end loans	1.33	2.05	1.42	1.61	1.83
Total provision (credit) for loan losses/average loans	0.37%	1.12%	-0.19%	-0.24%	0.76%

The following table sets forth the specific allocation of the allowance for years ended December 31, 2014 and 2013 and the percentage of allocated possible loan losses in each category to total gross loans:

	As of December 31,
(In thousands, except percentages)	2014		2013
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$918	57.0%	$1,805	66.1%
Consumer installment	20	1.2	24	1.6
Real estate – residential	25	1.6	20	1.3
Real estate – commercial	265	16.5	209	14.5
Real estate – construction and land	69	4.3	74	5.0
SBA	344	17.0	166	10.6
USDA	41	1.6	20	0.9
Other	13	0.8	-	-
Total allowance for loan losses	$1,695	100.0%	$2,318	100.0%

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

The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits:

	As of December 31,
	2014			2013
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$20,526	16.3%	0.00%	$15,793	16.7%	0.00%
NOW accounts	4,588	3.6	0.31	3,092	3.3	0.25
Money market accounts	34,214	27.1	0.49	28,696	30.3	0.47
Savings accounts	2,774	2.2	0.50	801	0.8	0.50
Time deposits under $100,000	4,131	3.3	1.04	3,748	3.9	1.21
Time deposits $100,000 and over	59,889	47.5	0.84	42,664	45.0	0.75
Total deposits	$126,122	100.0%	0.59%	$94,794	100.0%	0.54%

The following table presents maturity of our time deposits of $100,000 or more at December 31, 2014 and 2013:

	As of December 31,
(In thousands)	2014	2013

Three months or less	$15,146	$12,811
Over three months through six months	6,701	5,116
Over six months through twelve months	16,167	16,735
Over twelve months	21,383	16,795

Total	$59,397	$51,457

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

The Bank had cash and cash equivalents of $6.9 million, or 4.2% of total assets, at December 31, 2014. In addition to the on balance sheet liquidity available, the Bank has lines of credit with the FHLB and the FRB, which provide the Bank with a source of off-balance sheet liquidity. As of December 31, 2014, the Bank’s established credit line with the FHLB was $21.4 million, or 13.1% of assets, of which $10.0 million was utilized. The established credit line with the FRB was $12.7 million, or 7.8% of assets, of which none was utilized or outstanding at December 31, 2014. The Bank’s trust operations serve in a fiduciary capacity for approximately $1.1 billion in total market value of assets as of December 31, 2014. Some of these custody assets are invested in cash. This cash is maintained either in a third party money market mutual fund (invested predominately in U.S. Treasury securities and other high grade investments) or in a Bank money market account. Only cash which is fully insured by the FDIC is maintained at the Bank. This cash can be moved readily between the Bank and the third party money market mutual fund.  As of December 31, 2014, there was $29.2 million of cash at the third party money market mutual fund available to transfer to the Bank which would be fully FDIC insured for the trust customers of the Bank.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $3.4 million during 2014 to $23.8 million at December 31, 2014 from $20.4 million at December 31, 2013. The increase was due to net income of $3.0 million in 2014 and by a $295,000 increase in the market value of the securities available for sale.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$24,638	17.56%	$11,224	8.00%	$14,030	10.00%

Tier 1 Capital (to Risk Weighted Assets)	22,943	16.35	5,612	4.00	8,418	6.00

Tier 1 Capital (to Average Assets)	22,943	13.89	6,609	4.00	8,261	5.00

As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$21,381	17.20%	$9,945	8.00%	$12,431	10.00%

Tier 1 Capital (to Risk Weighted Assets)	19,818	15.94	4,972	4.00	7,459	6.00

Tier 1 Capital (to Average Assets)	19,818	13.94	5,685	4.00	7,106	5.00

As of December 31, 2014, the Company’s capital ratios exceeded these requirements.

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

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 2014, we had commitments to extend credit and standby letters of credit of approximately $16.9 million and $10,000, respectively.

The following is a summary of our contractual obligations, including certain on-balance-sheet obligations, at December 31, 2014:

	As of December 31, 2014
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
Undisbursed loan commitments	$6,051	$-	$68	$10,762	$16,881
Standby letters of credit	10	-	-	-	10
Operating leases	69	75	-	-	144
Time deposits	40,647	20,920	1,796	-	63,363
Borrowed funds	10,000	-	-	-	10,000
Total	$56,777	$20,995	$1,864	$10,762	$90,398

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

	2014 vs 2013
	Increase (Decrease) Due to Change in
(In thousands)	Yield/ Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(1)	$2	$1
Securities	1	(1)	-
Loans, net of unearned discount (1)	(350)	1,468	1,118
Total earning assets	(350)	1,469	1,119

NOW	2	4	6
Money market	5	27	32
Savings	-	10	10
Time deposits under $100,000	(6)	4	(2)
Time deposits $100,000 and over	37	145	182
Borrowed funds	2	(7)	(5)
Total interest-bearing liabilities	40	183	223

Changes in net interest income	$(390)	$1,286	$896

	2013 vs 2012
	Increase (Decrease) Due to Change in
(In thousands)	Yield/ Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$1	$-	$1
Securities	(18)	25	7
Loans, net of unearned discount (1)	(544)	1,196	652
Total earning assets	(561)	1,221	660

NOW	(1)	-	(1)
Money market	(17)	6	(11)
Savings	-	2	2
Time deposits under $100,000	(52)	(18)	(70)
Time deposits $100,000 and over	(291)	97	(194)
Borrowed funds	(2)	6	4
Total interest-bearing liabilities	(363)	93	(270)

Changes in net interest income	$(198)	$1,128	$930

(1)	Average loans include non-accrual.

Net interest income for the year ended December 31, 2014 increased $896,000, or 14.4%, compared to 2013. The increase was primarily the result of an increase in the average volume of loans, partly offset by a decrease in the net interest margin. The average volume of loans increased $25.5 million, or 23.9%, in 2014. Net interest margin decreased 5.7% to 4.76% for 2014 from 5.05% for 2013. The average yield for loans decreased to 5.76% for 2014, compared to 6.09% for 2013. The average rate paid on interest-bearing liabilities increased to 0.66% for 2014, compared to 0.57% for 2013.

Net interest income for the year ended December 31, 2013 increased $930,000, or 17.5%, compared to 2012. The increase was primarily the result of an increase in the average volume of loans, partly offset by a decrease in the net interest margin. The average volume of loans increased $19.7 million, or 22.7%, in 2013. Net interest margin decreased 2.7% to 5.05% for 2013 from 5.19% for 2012. The average rate paid on interest-bearing liabilities decreased to 0.57% for 2013, compared to 1.06% for 2012, as high rate certificates of deposits matured and were partially replaced with lower rate certificates of deposits and short term advances from the FHLB. The average yield for loans decreased to 6.09% for 2013, compared to 6.70% for 2012.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the years ended December 31, 2014 and 2013.

	Twelve Months Ended December 31,
	2014			2013
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of unearned discount (1)	$131,995	$7,605	5.76%	$106,527	$6,487	6.09%
Interest-bearing deposits and
federal funds sold	6,628	17	0.25%	5,883	16	0.27%
Securities	11,033	261	2.37%	11,071	261	2.36%
Total earning assets	149,656	7,883	5.27%	123,481	6,764	5.48%
Cash and other assets	9,616			5,825
Allowance for loan losses	(1,741)			(1,400)
Total assets	$157,531			$127,906

Interest-bearing liabilities
NOW accounts	$4,588	14	0.31%	$3,092	8	0.25%
Money market accounts	34,214	168	0.49%	28,696	135	0.47%
Savings accounts	2,774	14	0.50%	801	4	0.50%
Time deposits under $100,000	4,131	43	1.04%	3,748	45	1.21%
Time deposits $100,000 and over	59,889	501	0.84%	42,664	320	0.75%
Total interest-bearing deposits	105,596	740	0.70%	79,001	512	0.65%
Borrowed funds	8,893	12	0.13%	14,235	17	0.12%
Total interest-bearing liabilities	114,489	752	0.66%	93,236	529	0.57%
Non-interest-bearing deposits	20,526			15,793
Other liabilities	1,785			1,311
Shareholders’ equity	20,731			17,566
Total liabilities and shareholders’ equity	$157,531			$127,906

Net interest income		$7,131			$6,235
Net interest spread			4.61%			4.91%
Net interest margin			4.76%			5.05%

(1) Includes nonaccrual loans

Provision for Loan Losses

We established a provision for loan losses, which is charged to operations, at a level we believe to be appropriate to absorb probable losses in the loan portfolio. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The provision for loan losses totaled $492,000 in 2014, compared to a credit for loan losses of $1.2 million in 2013. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest Income

The components of non-interest income for the years ended December 31, 2014 and 2013 were as follows:

	Year ended December 31,
(In thousands)	2014	2013
Trust services	$11,596	$10,726
Gain on sale of loans	2,332	2,272
Loan servicing fees, net	262	24
Service charges and other income	84	81
Rental income	318	209
Net gain (loss) on sale of securities	(3)	29
	$14,589	$13,341

Non-interest income for the year-ended December 31, 2014 increased $1.2 million or 9.4%, compared to the same period in 2013. Changes in the various components of non-interest income are discussed in more detail below.

Trust income increased $870,000, or 8.1%, to $11.6 million for the year ended December 31, 2014, compared to $10.7 million for the same period in 2013. The increase is a result of improvements in market values of assets in trust accounts during 2014.

Gain on sale of loans increased $60,000 for the year ended December 31, 2014. During the year ended December 31, 2014, the Company sold $24.0 million of SBA loans, compared to $25.7 million for the year ended December 31, 2013. Although a higher volume of loans were sold during 2013 than 2014, the premium on the sales were higher in 2014 than in 2013, resulting in the increase in gain on sale.

Loan servicing fees net of servicing asset amortization increased $238,000 to $262,000 for the year ended December 31, 2014, compared to $24,000 for the same period in 2013. The increase was due to increase in SBA and USDA loans sold with servicing retained.

Service fees and other income increased $3,000, or 3.7% to $84,000 for the year ended December 31, 2014, compared to $81,000, for the same period in 2013.

Rental income increased $109,000, or 52.2%, to $318,000 for the year ended December 31, 2014, compared to $209,000 for the same period in 2013. During the second quarter of 2013, the Company purchased an office building located at 16200 Dallas Parkway in Plano, Texas, and thus did not record any rental income during the first quarter of 2013. The increase was the result of recording rental income for the entire 2014 period.

The Company sold available-for-sale securities during the fourth quarter of 2014 which resulted in a loss of $3,000. During the first quarter of 2013, the Company sold available-for-sale securities and recorded a gain of $31,000. This was offset by the sale of available-for-sale securities during the fourth quarter of 2013 which resulted in a loss of $2,000.

Non-interest Expenses

The components of non-interest expense for the years ended December 31, 2014 and 2013 were as follows:

	Year ended December 31,
(In thousands)	2014	2013
Salaries and employee benefits	$4,085	$3,706
Occupancy and equipment	1,143	992
Trust expenses	9,197	8,395
Professional fees	386	425
Data processing	787	790
Other expense	844	892
	$16,442	$15,200

Non-interest expense for the year ended December 31, 2014 increased $1.2 million, or 8.2%, to $16.4 million, compared to $15.2 million the same period in 2013. Changes in the various components of non-interest expense are discussed in more detail below.

Salaries and employee benefits increased $379,000, or 10.2%, to $4.1 million for the year ended December 31, 2014, compared to $3.7 million for the same period in 2013.  The increase is due to increase in staff, primarily in the loan production and operational support areas of the Company, normal annual merit and market increases and increase in stock-based compensation expense.

Occupancy and equipment expense increased $151,000, or 15.2%, to $1.1 million for the year ended December 31, 2014, compared to $992,000 for the same period in 2013. The increase is primarily due to the operating expenses of the office building located at 16200 Dallas Parkway in Plano, Texas, which the Company acquired during the second quarter of 2013 and relocated to in May 2014. The increase was partially offset by a decrease in leasehold rent and leasehold amortization resulting from the termination of the lease for the Company’s previous office location.

Expenses related to trust consulting services increased $802,000, or 9.6%, to $9.2 million for the year ended December 31, 2014, compared to $8.4 million for the same period in 2013. Advisory fees are based on total assets held in custody and are paid to a fund advisor to manage the assets in the trust. Similar to trust income, the increase in trust expense is directly attributable to the general improvement in the market values in trust assets.

Professional fees for the year ended December 31, 2014 decreased $39,000, or 9.2%, to $386,000, compared to $425,000 for the same period in 2013 due to decrease in audit expenses. The decrease was due to decrease in audit fees of $44,000, offset by increase in legal fees of $5,000.

Data processing fees decreased $3,000, or 0.4% to $787,000 for the year ended December 31, 2014, compared to $790,000 for the same period in 2013.

Other expenses for the year ended December 31, 2014 decreased $48,000, or 5.4%, to $844,000, compared to $892,000 for the same period in 2013. The decrease was primarily due to decreases in employee recruitment expense and operating losses during 2014.

Income Taxes

The income tax provision for the year ended December 31, 2014 was $1.7 million. The income tax provision for the year ended December 31, 2013 was a benefit of $910,000, which included the reversal of a $1.3 million valuation allowance on the Company’s net deferred tax assets. The Company utilized the remaining net operating loss carry-forward of $3.3 million in 2013. The effective tax rate was 34% for 2014 and 2013.

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

Item 8.          Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
T Bancshares, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of T Bancshares, Inc. as of December 31, 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2014. T Bancshares, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T Bancshares, Inc.  as of December 31, 2014 and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ WHITLEY PENN LLP

Dallas, Texas
March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
T Bancshares, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of T Bancshares, Inc. as of December 31, 2013 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2013.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T Bancshares, Inc. as of December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Houston, Texas
March 31, 2014

T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 and 2013

(In thousands, except share amounts)	2014	2013
ASSETS
Cash and due from banks	$801	$1,077
Interest-bearing deposits	5,588	4,312
Federal funds sold	543	55
Total cash and cash equivalents	6,932	5,444
Securities available for sale at estimated fair value	8,794	9,271
Securities, restricted at cost	1,038	1,230
Loans held for sale	5,158	2,120
Loans, net of allowance for loan losses of $1,695 and $2,318, respectively	124,405	112,281
Bank premises and equipment, net	4,552	2,452
Other real estate owned	-	749
Deferred tax assets, net	798	1,301
Receivable for loans sold	8,185	7,465
Other assets	3,221	2,231
Total assets	$163,083	$144,544

LIABILITIES
Demand deposits:
Non-interest-bearing	$22,786	$16,302
Interest-bearing	39,585	34,047
Time deposits $100,000 and over	59,397	51,457
Time deposits under $100,000	3,966	3,997
Total deposits	125,734	105,803
Borrowed funds	10,000	16,000
Other liabilities	3,552	2,308
Total liabilities	139,286	124,111

SHAREHOLDERS’ EQUITY
Common Stock, $ .01 par value; 10,000,000 shares authorized; 4,029,932 and 4,021,932 shares issued and outstanding at December 31, 2014 and 2013, respectively	40	40
Additional paid-in capital	22,664	22,631
Retained earnings (deficit)	1,105	(1,933)
Accumulated other comprehensive loss	(12)	(305)
Total shareholders’ equity	23,797	20,433
Total liabilities and shareholders' equity	$163,083	$144,544

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2014 and 2013

(In thousands, except per share amounts)	2014	2013
Interest Income
Loan, including fees	$7,605	$6,487
Securities	261	261
Federal funds sold	1	1
Interest-bearing deposits	16	15
Total interest income	7,883	6,764
Interest Expense
Deposits	740	512
Borrowed funds	12	17
Total interest expense	752	529
Net interest income	7,131	6,235
Provision for loan losses	492	1,197
Net interest income after provision for loan losses	6,639	5,038
Non-interest Income
Trust income	11,596	10,726
Gain on sale of loans	2,332	2,272
Loan servicing income, net	262	24
Service fees and other income	84	81
Rental income	318	209
Net gain (loss) on sale of securities	(3)	29
Total non-interest income	14,589	13,341
Non-interest Expense
Salaries and employee benefits	4,085	3,706
Occupancy and equipment	1,143	992
Trust expenses	9,197	8,395
Professional fees	386	425
Data processing	787	790
Other	844	892
Total non-interest expense	16,442	15,200
Income before income taxes	4,786	3,179
Income tax expense (benefit)	1,748	(910)
Net Income	$3,038	$4,089

Earnings per common share:
Basic	0.75	1.02
Diluted	0.75	1.01
Weighted average common shares outstanding	4,025,614	4,021,932
Weighted average diluted shares outstanding	4,034,283	4,031,984

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2014 and 2013

(In thousands)	2014	2013
Net Income	$3,038	$4,089
Other comprehensive income (loss):
Change in unrealized gain (loss) on investment securities available-for-sale	287	(570)

Gain on sale distributed to third party issuer	-	(93)
Loss (gain) on sale included in net income	3	(29)
Reclassification adjustment for realized loss (gain) on sale included in income	3	(122)
Total other comprehensive income (loss), before tax effect	290	(692)
Tax effect	(3)	-
Other comprehensive income (loss)	293	(692)
Comprehensive income	$3,331	$3,397

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014 and 2013

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2013	$40	$22,622	$(6,022)	$387	$17,027
Net income			4,089		4,089
Other comprehensive loss				(692)	(692)
Stock based compensation		9			9
BALANCE, December 31, 2013	$40	$22,631	$(1,933)	$(305)	$20,433
Net income			3,038		3,038
Other comprehensive income				293	293
Stock options exercised		8			8
Stock based compensation		25			25
BALANCE, December 31, 2014	$40	$22,664	$1,105	$(12)	$23,797

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014 and 2013

(In thousands)	2014	2013
Cash Flows from Operating Activities
Net income	$3,038	$4,089
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	492	1,197
Depreciation and amortization	207	177
Accretion of discount on loans	(80)	(111)
Securities premium amortization, net	36	47
Impairment of other real estate owned	-	125
Net (gain) loss on sale of securities	3	(29)
Net gain on sale of real estate owned	(12)	-
Origination of loans held for sale	(27,748)	(27,191)
Proceeds from payments and sales of loans held for sale	26,395	28,069
Net gain on sale of loans	(2,332)	(2,272)
Stock based compensation	25	9
Receivable for sold loans	(720)	(7,465)
Deferred income taxes	503	(1,301)
Net change in:
Servicing assets	62
Other assets	(405)	251
Other liabilities	1,252	578
Net cash provided by (used in) operating activities	716	(3,827)
Cash Flows from Investing Activities
Purchase of securities available for sale	(199,999)	(128,586)
Principal payments, calls and maturities of securities available for sale	728	1,927
Proceeds from sale of securities available for sale	199,996	126,348
Payment to third party for gain-sharing arrangement	-	(93)
Purchase of securities, restricted	(2,680)	(2,925)
Proceeds from sale of securities, restricted	2,871	2,819
Net change in loans	(12,536)	(20,812)
Proceeds from sale of other real estate owned	761	-
Purchases of premises and equipment	(2,308)	(2,364)
Net cash used in investing activities	(13,167)	(23,686)
Cash Flows from Financing Activities
Net change in demand deposits	12,022	6,634
Net change in time deposits	7,909	18,495
Proceeds from borrowed funds	442,523	463,700
Repayment of borrowed funds	(448,523)	(462,700)
Proceeds from stock options exercised	8	-
Net cash provided by financing activities	13,939	26,129
Net change in cash and cash equivalents	1,488	(1,384)
Cash and cash equivalents at beginning of year	5,444	6,828
Cash and cash equivalents at end of year	$6,932	$5,444

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$747	$528
Income taxes	$625	$80

See accompanying notes to consolidated financial statements.

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

The Bank serves its local geographic market which includes Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. The Bank also serves the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas and serves clients in 33 states. In addition, the Bank serves the small business community by offering loans guaranteed by the Small Business Administration (“SBA”) and the U.S. Department of Agriculture (“USDA”). The Bank is registered in Colorado and Oregon as a lender and its employees maintain home offices in those states from which the Bank can originate and underwrite those loans.

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

At December 31, 2014, the Bank’s loan portfolio consisted of approximately $62.5 million, or 49.0% of the loan portfolio, in loans to dentists and dental practices. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

The Bank also offers traditional fiduciary services primarily to clients of Cain Watters & Associates P.C. The Bank, Cain Watters & Associates P.C., and III:I Financial Management Research, L.P. have entered into an advisory services agreement related to the trust operations.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

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

Loans Held for Sale

Loans which are originated or purchased and are intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to non-interest income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. Loans held for sale are comprised of the guaranteed portion of SBA and USDA loans. The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2014 and 2013.

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets consisting of other real estate owned are included in the accompanying consolidated balance sheets and totaled $749,000 at December 31, 2013. The Company had no foreclosed assets at December 31, 2014.

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

Stock Based Compensation

At December 31, 2014 and 2013, the Company has a share-based employee compensation plan, which is described more fully in Note 11.

Advertising Costs

Advertising costs are expensed as incurred. For the year ended December 31, 2014 and 2013, advertising expense totaled $55,000 and $2,000, respectively, which is in included in non-interest expense in the Consolidated Statements of Income.

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

The Company files income tax returns in the U.S. federal jurisdiction and state jurisdictions, as applicable. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011.

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

Outstanding stock options of 19,000 were considered in the diluted earnings per share computations for the year ended December 31, 2014, however the remaining 214,000 outstanding options were not considered in the per share computation because their effect was anti-dilutive. Outstanding stock options of 27,000 were considered in the diluted earnings per share computations for the year ended December 31, 2013, however the remaining 183,000 outstanding options were not considered in the per share computation because their effect was anti-dilutive. Outstanding warrants of 96,750 were not considered in the per share computation for the years ended December 31, 2014 and 2013 because their effect was anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity.  Accumulated comprehensive income (loss), net for the years ended December 31, 2014 and 2013 is reported in the accompanying consolidated statements of comprehensive income.

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

Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Company on January 1, 2017 and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective for the Company on January 1, 2015 and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Company beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Company’s financial statements.

NOTE 2. SECURITIES

Year-end securities consisted of the following:

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,561	$76	$94	$5,543
Mortgage-backed securities	3,251	12	12	3,251
Total securities available for sale	$8,812	$88	$106	$8,794

Securities, restricted:
Other	$1,038	$-	$-	$1,038

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,865	$29	$242	$5,652
Mortgage-backed securities	3,711	14	106	3,619
Total securities available for sale	$9,576	$43	$348	$9,271

Securities, restricted:
Other	$1,230	$-	$-	$1,230

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or by U.S. government-sponsored agencies. Securities, restricted consists of FRB and FHLB stock which are carried at cost.

Securities with a fair value of $1.2 million and $1.3 million at December 31, 2014 and 2013, respectively, were pledged to the Company’s trust department. Securities with a fair value of $840,000 and $878,000 at December 31, 2014 and 2013, respectively, were pledged to the FRB. Securities with a fair value of $6.8 million and $7.1 million at December 31, 2014 and 2013, respectively, were pledged to secure borrowings at the FHLB.

Certain investments in debt securities are reported in the financial statement at an amount less than their historical cost. The table below indicates the length of time individual investment securities have been in a continuous loss position as of December 31, 2014 and 2013:

	December 31, 2014
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$-	$-	$2,897	$94	$2,897	$94
Mortgage-backed securities	383	-	1,705	12	2,088	12
Total	$383	$-	$4,602	$106	$4,985	$106

	December 31, 2013
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$1,853	$153	$911	$89	$2,764	$242
Mortgage-backed securities	2,179	106	-	-	2,179	106
Total	$4,032	$259	$911	$89	$4,943	$348

The number of investment positions in this unrealized loss position totaled six at December 31, 2014. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and, (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are primarily interest rate related due to the level of interest rates at December 31, 2014 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA and FNMA or are collateralized by securities backed by these agencies.

As of December 31, 2014 , management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statements of operations.

Sale of securities available-for-sale were as follows:

(In thousands)	2014	2013
Proceeds from sales	$199,996	$126,348
Gross realized gains	-	31
Gross realized losses	(3)	(2)

The amortized cost and estimated fair value of securities available for sale, at December 31, 2014 and 2013 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	December 31, 2014
(In thousands)	Amortized Cost	Estimated Fair Value
Due after five years through ten years	$4,780	$4,703
Due after ten years	781	840
Mortgage-backed securities	3,251	3,251
Total	$8,812	$8,794

	December 31, 2013
(In thousands)	Amortized Cost	Estimated Fair Value
Due after five years through ten years	$5,014	$4,774
Due after ten years	851	878
Mortgage-backed securities	3,711	3,619
Total	$9,576	$9,271

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans held for investment are as follows:

(In thousands)	December 31, 2014	December 31, 2013
Commercial and industrial	$72,711	$76,445
Consumer installment	1,578	1,826
Real estate – residential	1,993	1,548
Real estate – commercial	21,084	16,762
Real estate – construction and land	5,477	5,756
SBA:
SBA 7(a) unguaranteed portion	15,755	7,031
SBA 504	5,839	5,174
USDA	2,054	1,007
Other	1,000	10
Gross Loans	127,491	115,559
Less:
Allowance for loan losses	1,695	2,318
Deferred loan costs	(153)	(69)
Discount on loans	1,544	1,029
Net loans	$124,405	$112,281

At December 31, 2014, our loan portfolio included $62.5 million of loans, approximately 49.0% of our total funded loans, to the dental industry, as compared to $65.2 million, or 56.4% of total funded loans, at December 31, 2013. We believe that these loans are to credit worthy borrowers and are diversified geographically.

Periodically, the Company purchases participation interests in residential 1-4 family real estate mortgage loans that are partially or fully government guaranteed from a third party who is an approved Ginnie Mae securities issuer (the “Issuer”). Under the arrangement with the Issuer, in the event the Issuer subsequently pools the loans into a newly issued Ginnie Mae security, the Bank is entitled to receive a fractional percentage varying between 10% and 25% of the ultimate sales price of the securities over the Bank’s basis in the participation interest net of any unearned discount at the time of the securitization. If the loans are not securitized by the Issuer, the discount is accreted to interest income on a level-yield method over the life of the loans. The Company did not purchase any participation interests during the year ended December 31, 2014. During the year ended December 31, 2013, the Company purchased participation interests in $2.5 million of loans at a discount of $221,000. There were no loans securitized during the years ended December 31, 2014 and 2013 and as a result no gain was recognized. At December 31, 2014 and 2013, the unearned discount was $331,000 and $396,000, respectively.

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

During the year ended December 31, 2014, the Company sold $24.0 million of SBA loans, resulting in a gain on sale of loans of $2.3 million. For the year ended December 31, 2013, the Company sold $25.7 million of SBA and USDA loans and recognized a gain of $2.3 million. In connection with the sales, the Company recorded a servicing asset of $647,000 and $565,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company had $5.2 million of SBA and USDA loans held for sale. As of December 31, 2013, the Company had $2.1 million of SBA loans held for sale.

During December 2014, the Bank sold four SBA loans that did not settle until January 2015. At December 31, 2014, the Bank recorded a receivable for the loans sold of $8.2 million, which consists of $7.3 million for the principal balance of the loans and $859,000 for the premium amount.

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

Year-end non-accrual loans and restructured loans, segregated by class of loans, were as follows:

	December 31,	December 31,
(In thousands)	2014	2013
Non-accrual loans:
Commercial and industrial	$595	$750

Restructured loans:
Commercial and industrial	$595	$1,332
Real estate - commercial	-	259
Total	$595	$1,591

The restructuring of a loan is considered a “troubled debt restructuring” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. There were no troubled debt restructurings during the years ended December 31, 2014 and 2013.

As of December 31, 2014, the Company had two commercial and industrial loan restructurings for $595,000 which are on non-accrual, with related allowance for loan losses of $60,000 identified as troubled debt restructuring. The modification consisted of extending the amortization period and reducing the interest rate to a below market interest rate. One commercial and industrial loan totaling $625,000 and one real estate commercial loan totaling $259,000 at December 31, 2013 paid off during 2014.

There were no troubled debt restructurings that defaulted under the modified terms during the years ended December 31, 2014 and 2013. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of December 31, 2014 and 2013, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

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

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
2014
Commercial and industrial	$1,836	$-	$1,803	$1,803	$70	$2,370	$134
Real estate – commercial	153	153	-	153	-	269	13
Total	$1,989	$153	$1,803	$1,956	$70	$2,639	$147

2013
Commercial and industrial	$3,719	$1,526	$2,156	$3,682	$927	$2,856	$241
Real estate – commercial	427	427	-	427	-	441	22
Total	$4,146	$1,953	$2,156	$4,109	$927	$3,297	$263

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(In thousands)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
December 31, 2014
Commercial and industrial	$276	$-	$276	$72,435	$72,711	$-
Consumer installment	-	-	-	1,578	1,578	-
Real estate – residential	-	-	-	1,993	1,993	-
Real estate – commercial	-	-	-	21,084	21,084	-
Real estate – construction and land	-	-	-	5,477	5,477	-
SBA	-	-	-	21,594	21,594	-
USDA	-	-	-	2,054	2,054	-
Other	-	-	-	1,000	1,000	-
Total	$276	$-	$276	$127,215	$127,491	$-

December 31, 2013
Commercial and industrial	$766	$-	$766	$75,679	$76,445	$-
Consumer installment	499	-	499	1,327	1,826	-
Real estate – residential	-	-	-	1,548	1,548	-
Real estate – commercial	-	-	-	16,762	16,762	-
Real estate – construction and land	-	-	-	5,756	5,756	-
SBA	-	-	-	12,205	12,205	-
USDA	-	-	-	1,007	1,007	-
Other	-	-	-	10	10	-
Total	$1,265	$-	$1,265	$114,294	$115,559	$-

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

The following summarizes the Company’s internal ratings of its loans:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial and industrial	$68,350	$2,272	$1,209	$880	$-	$72,711
Consumer installment	1,578	-	-	-	-	1,578
Real estate – residential	1,142	851	-	-	-	1,993
Real estate – commercial	20,366	-	565	153	-	21,084
Real estate – construction and land	4,571	149	757	-	-	5,477
SBA	21,594	-	-	-	-	21,594
USDA	2,054	-	-	-	-	2,054
Other	1,000	-	-	-	-	1,000
Total	$120,655	$3,272	$2,531	$1,033	$-	$127,491

December 31, 2013
Commercial and industrial	$71,930	$582	$1,208	$2,725	$-	$76,445
Consumer installment	1,826	-	-	-	-	1,826
Real estate – residential	666	882	-	-	-	1,548
Real estate – commercial	14,185	-	1,565	1,012	-	16,762
Real estate – construction and land	3,662	1,301	793	-	-	5,756
SBA	12,205	-	-	-	-	12,205
USDA	1,007	-	-	-	-	1,007
Other	10	-	-	-	-	10
Total	$105,491	$2,765	$3,566	$3,737	$-	$115,559

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013, and the change for the years then ended is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
2014
Beginning Balance	$1,805	$24	$20	$209	$74	$166	$20	$-	$2,318
Provision (credit) for loan losses	217	13	5	56	(11)	178	21	13	492
Charge-offs	(1,138)	(17)	-	-	-	-	-	-	(1,155)
Recoveries	34	-	-	-	6	-	-	-	40
Net (charge-offs) recoveries	(1,104)	(17)	-	-	6	-	-	-	(1,115)
Ending balance	$918	$20	$25	$265	$69	$344	$41	$13	$1,695

Period-end amount allocated to:
Loans individually evaluated for impairment	$70	$-	$-	$-	$-	$-	$-	$-	$70
Loans collectively evaluated for impairment	848	20	25	265	69	344	41	13	1,625
Ending balance	$918	$20	$25	$265	$69	$344	$41	$13	$1,695

2013
Beginning Balance	$1,007	$12	$57	$188	$60	$14	$-	$-	$1,338
Provision (credit) for loan losses	1,020	13	(37)	21	8	152	20	-	1,197
Charge-offs	(225)	(1)	-	-	-	-	-	-	(226)
Recoveries	3	-	-	-	6	-	-	-	9
Net (charge-offs) recoveries	(222)	(1)	-	-	6	-	-	-	(217)
Ending balance	$1,805	$24	$20	$209	$74	$166	$20	$-	$2,318

Period-end amount allocated to:
Loans individually evaluated for impairment	$927	$-	$-	$-	$-	$-	$-	$-	$927
Loans collectively evaluated for impairment	878	24	20	209	74	166	20	-	1,391
Ending balance	$1,805	$24	$20	$209	$74	$166	$20	$-	$2,318

The Company’s recorded investment in loans as of December 31, 2014 and 2013 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
2014
Loans individually evaluated for impairment	$1,803	$-	$-	$153	$-	$-	$-	$-	$1,956
Loans collectively evaluated for impairment	70,908	1,578	1,993	20,931	5,477	21,594	2,054	1,000	125,535
Total loans	$72,711	$1,578	$1,993	$21,084	$5,477	$21,594	$2,054	$1,000	$127,491

2013
Loans individually evaluated for impairment	$3,682	$-	$-	$427	$-	$-	$-	$-	$4,109
Loans collectively evaluated for impairment	72,763	1,826	1,548	16,335	5,756	12,205	1,007	10	111,450
Total loans	$76,445	$1,826	$1,548	$16,762	$5,756	$12,205	$1,007	$10	$115,559

NOTE 4. BANK PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

(In thousands)	December 31, 2014	December 31, 2013
Land	$676	$661
Building	1,279	1,279
Building improvements	2,415	-
Leasehold improvements	159	929
Construction in progress	2	242
Furniture and equipment	1,078	2,189
	5,609	5,300
Less: accumulated depreciation	1,057	2,848
Balance at end of period	$4,552	$2,452

Depreciation expense, including amortization of leasehold improvements, was $207,000 and $177,000 for the years ended December 31, 2014 and 2013, respectively.

During the second quarter of 2013, the Company acquired a two story, 33,000 square foot commercial office building and relocated its main office to that location in May 2014. The purchase price was $1.9 million, or approximately $58 per square foot and renovation expenditures totaled $2.4 million. The building is approximately 64% leased and the Bank occupies approximately 11,000 square feet of the space, or 33% of the building. The cost of the building and building improvements are being depreciated over the building’s estimated useful life of 39 years.

On May 1, 2013, the Bank entered into a sub-lease agreement covering its space located at 850 Hwy 114, Southlake, Texas. The term of the sub-lease runs concurrently with the term of the Bank’s primary lease ending on February 28, 2017. The monthly lease payment pursuant to the sub-lease is $5,240. The Bank’s monthly payment under the primary lease is $5,785.

NOTE 5. OTHER REAL ESTATE AND OTHER ASSETS

Other assets as of December 31, 2014 and 2013 were as follows:

(In thousands)	December 31, 2014	December 31, 2013
Prepaid assets	$358	$267
Accounts receivable – trust fees	1,066	975
Accrued interest receivable	478	404
Loan servicing rights	1,150	565
Other	169	20
Total	$3,221	$2,231

The Company had no Other Real Estate Owned (“OREO”) as of December 31, 2014. In July 2014, the Company sold a medical office complex building and recorded a gain on the sale in the amount of $12,000. At December 31, 2013, this office complex was the only property the Company held in OREO and had a recorded balance of $749,000. The Company recorded an impairment of $125,000 for this property in 2013.

SBA and USDA loans sold which the Company retains the servicing for others are not included in the accompanying consolidated balance sheets. The risks inherent in loan servicing assets relate primarily to changes in prepayments that result from shifts in loan interest rates. The unpaid principal balances of SBA and USDA loans serviced for others were $57.2 million and $20.0 million at December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, loan servicing assets of $647,000 were added and $62,000 was amortized to non-interest income. During the year ended December 31, 2013, loan servicing assets of $579,000 were added and $14,000 was amortized to non-interest income.

There was no valuation allowance necessary to adjust the aggregate cost basis of the loan servicing asset to fair market value as of December 31, 2014 and 2013.

NOTE 6. DEPOSITS

Time deposits of $250,000 and over totaled $24.0 million and $17.2 million at December 31, 2014 and 2013, respectively.

Deposits at December 31, 2014 and 2013 are summarized as follows:

(In thousands)	December 31, 2014		December 31, 2013
Noninterest bearing demand	$22,786	18%	$16,302	15%
Interest bearing demand (NOW)	5,833	5	3,108	3
Money market accounts	30,599	24	29,759	28
Savings accounts	3,153	3	1,180	1
Time deposits $100,000 and over	59,397	47	51,457	49
Time deposits under $100,000	3,966	3	3,997	4
Total	$125,734	100%	$105,803	100%

At December 31, 2014, the scheduled maturities of time deposits were as follows:

2015	$40,647
2016	16,589
2017	4,331
2018	434
2019	1,362
Total	$63,363

The aggregate amount of demand deposit overdrafts that have been reclassified as loans at December 31, 2014 and 2013 was insignificant.

NOTE 7. BORROWED FUNDS

The Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $21.4 million secured by commercial loans and securities with collateral values of $14.8 million and $6.6 million, respectively. The Company had one outstanding advance for $10.0 million at December 31, 2014, with a fixed interest rate of 0.06% and maturity date of January 7, 2015. The advance was renewed at a fixed interest rate of 0.06% and maturity date of January 14, 2015. At maturity we determine our borrowing needs and renew accordingly at varying terms ranging from one to thirty days. The Company had one outstanding advance for $16.0 million at December 31, 2013, with a fixed interest rate of 0.05% and maturity date of January 2, 2014.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $12.7 million, secured by commercial loans and securities with collateral value of $11.9 million and $798,000, respectively. There were no outstanding borrowings at December 31, 2014 or December 31, 2013.

NOTE 8. OTHER LIABILITIES

Other liabilities as of December 31, 2014 and December 31, 2013, were as follows:

(In thousands)	December 31, 2014	December 31, 2013
Trust advisor fees payable	$1,496	$1,293
Federal income tax payable	932	-
Audit fees	52	41
Incentive compensation	319	333
Data processing	114	100
Franchise & property taxes	14	94
Interest payable	22	17
Legal	6	7
Other	597	423
	$3,552	$2,308

NOTE 9. BENEFIT PLANS

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees. The Company made matching employee contributions during the years ended December 31, 2014 and 2013. An employee may contribute up to 6% of his or her annual compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation. Employer contributions charged to expense was $97,000 and $81,000 for the years ended December 31, 2014 and 2013, respectively.

NOTE 10. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

(In thousands)	2014	2013
Current:
Federal	$1,227	$1,480
NOL utilized	-	(1,095)
	1,227	385
State	18	6
Total current	1,245	391
Deferred:
Federal	503	556
Change in valuation allowance	-	(1,857)
Total deferred	503	(1,301)
Income tax expense (benefit)	$1,748	$(910)

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2014 and 2013:

	2014	2013
U.S. statutory rate	34.0%	34.0%
Other	2.0%	0.0%
Effective tax rate	36.0%	34.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2014	2013
Deferred tax assets:
Stock-based compensation	$93	$154
Allowance for loan losses	576	788
Deferred loan fees	41	-
Write-down of other real estate owned	-	104
Accrued liabilities	109	115
Depreciation and amortization	-	165
Net unrealized loss on securities available-for-sale	6	-
Total deferred tax assets	825	1,326
Deferred tax liabilities:
FHLB stock dividend	-	(1)
Depreciation and amortization	(27)	-
Deferred loan costs	-	(24)
Total deferred tax liabilities	(27)	(25)
Net deferred tax asset before valuation allowance	798	1,301
Valuation allowance for net deferred tax asset:
Beginning balance	-	(1,857)
Decrease during the year	-	1,857
Ending balance	-	-
Net deferred tax asset	$798	$1,301

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realization rate of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance for deferred tax assets was recorded at December 31, 2014 and 2013, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings for the years ended December 31, 2014 and 2013. For the year ended December 31, 2013, the Company utilized the entire net tax operating loss carry-forward.

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

The Company granted 31,000 stock options during 2014. There were no stock options granted during 2013. A summary of the assumptions used in calculating the fair value of option awards during the year ended December 31, 2014 are as follows:

December 31, 2014
Expected life in years	$10.0
Risk-free interest rate	1.70%
Expected volatility	85.1%
Dividend yield	0.0%
Fair value per option	$4.22

As of December 31, 2014 and 2013, options to purchase a total of 233,000 and 210,000 shares, respectively, had been issued with an average exercise price of $8.86 and $9.12, respectively. These options vest through March 2019.

The Company recorded $25,000 and $9,000 in compensation expense for the years ended December 31, 2014 and December 31, 2013, respectively, in connection with the Plan. As of December 31, 2014 there was $113,000 of total unrecognized compensation cost related to non-vested equity-based compensation awards expected to vest, with an average vesting period of 3.7 years.

The following is a summary of activity in the Plan for December 31:

	2014			2013
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years
Outstanding at beginning of the year	210,000	$9.12		210,000	$9.12
Granted	31,000	5.04		-	-
Exercised	(8,000)	1.01		-	-
Expired / forfeited	-	-		-	-

Outstanding at end of period	233,000	8.86	2.6	210,000	$9.12	2.7
Exercisable at end of period	196,600	$9.65		199,200	$9.52
Available for grant at end of period	8,000			39,000

The weighted-average grant date fair value of the options for the years ended December 31, 2014 and 2013 was $2.65 and $2.33, respectively.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2014, was $116,000 and $54,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2013 was $74,000 and $44,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $6.25 and $4.52 at December 31, 2014 and 2013, respectively, and the exercise price multiplied by the number of options outstanding. There were 8,000 stock options exercised in 2014. Proceeds from exercise was $8,080 and intrinsic value was $39,920. There were no stock options exercised in 2013.

All options carry exercise prices ranging from $1.01 to $13.00. At December 31, 2014, there were 196,600 exercisable options, of which all but 13,600 shares had no intrinsic value as the exercise price exceeded the stock price.

The Company’s organizers advanced funds for organizational and other preopening expenses. As consideration for the advances the organizers received warrants to purchase one share of common stock for every $20 advanced up to a limit of $100,000. A total of 96,750 warrants were issued and were exercisable at a price of $10.00 per share. These warrants expired on November 2, 2014.

NOTE 12. LOAN COMMITMENTS AND OTHER CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2014, the Company had commitments to extend credit and standby letters of credit of approximately $16.9 million and $10,000, respectively.  At December 31, 2013, the Company had commitments to extend credit and standby letters of credit of approximately $12.8 million and $10,000, respectively.

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

The following table summarizes loan commitments as of December 31, 2014 and 2013:

(In thousands)	December 31, 2014	December 31, 2013
Undisbursed loan commitments	$16,881	$12,752
Standby letters of credit	10	10
	$16,891	$12,762

The Company has one non-cancelable office lease agreement, which expires in January 2017. The Company does not occupy this space, and receives rental payments under a sublease agreement which expires on the same date as the office lease. The Company has no plans to renew the lease and sublease. The Company also leases various pieces of office equipment under short-term agreements. Lease expense for the years ended December 31, 2014 and 2013 totaled $82,000 and $239,000, respectively. The decrease in lease expense was due to the expiration of the lease of the Company’s prior office location which expired in May 2014. Future minimum lease payments due under non-cancelable operating leases at December 31, 2014 were as follows:

(In thousands)
2015	$69
2016	69
2017	6
$144

Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2014, were $131,000.

In addition, under an assignment and assumption agreement, the Company receives rental income from nine tenants in the building it is headquartered in, for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases at December 31, 2014 were $306,000.

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

NOTE 13. RELATED PARTIES

The Company purchased corporate insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. Premiums paid totaled $140,000 and $145,000 for the years ended December 31, 2014 and 2013, respectively.

The Company purchased employee benefit insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the years ended December 31, 2014 and 2013 those premiums totaled $369,000 and $330,000 respectively.

At December 31, 2014 and 2013, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $11.1 million and $8.9 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor.

The Company had no loans to officers, directors and their affiliated companies during 2014 and 2013.

NOTE 14. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. Management believes, as of December 31, 2014 and 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of the most recent notification from our primary regulator categorized the bank subsidiary as well-capitalized. To be categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$24,638	17.56%	$11,224	8.00%	$14,030	10.00%

Tier 1 Capital (to Risk Weighted Assets)	22,943	16.35	5,612	4.00	8,418	6.00

Tier 1 Capital (to Average Assets)	22,943	13.89	6,609	4.00	8,261	5.00

As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$21,381	17.20%	$9,945	8.00%	$12,431	10.00%

Tier 1 Capital (to Risk Weighted Assets)	19,818	15.94	4,972	4.00	7,459	6.00

Tier 1 Capital (to Average Assets)	19,818	13.94	5,685	4.00	7,106	5.00

At December 31, 2014, approximately $3.9 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of December 31, 2014
Securities available for sale:
U.S. government agencies	$-	$5,543	$-	$5,543
Mortgage-backed securities	-	3,251	-	3,251

As of December 31, 2013
Securities available for sale:
U.S. government agencies	$-	$5,652	$-	$5,652
Mortgage-backed securities	-	3,619	-	3,619

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. From December 31, 2013 to December 31, 2014, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At December 31, 2014, impaired loans with a carrying value of $1.8 million were reduced by specific valuation allowances totaling $70,000 resulting in a net fair value of $1.7 million, based on Level 3 inputs. At December 31, 2013, impaired loans with a carrying value of $2.2 million were reduced by specific valuation allowances totaling $927,000 resulting in a net fair value of $1.2 million, based on Level 3 inputs.

The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount. During the reported periods, there were no discounts for collateral-dependent impaired loans.

The significant unobservable inputs (Level 3) used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, the cash flow discounts ranged from 0% to 27% for cash flow impaired loans.

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

The following table presents other real estate owned that were re-measured subsequent to their initial transfer to OREO from loans and reported at fair value:

	Year Ended December 31,
	2014	2013
Carrying value of other real estate owned prior to re-measurement	$-	$874
Write-downs included in other non-interest expense	-	(125)
Fair value	$-	$749

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

In connection with the sale of $24.0 million in loans during 2014, the Company added a servicing asset of $647,000, and amortized $62,000 using the amortization method for the treatment of servicing. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. For the asset recorded in 2014, the discount rate ranged from 6.8% to 8.9% and the combined prepayment and default rates ranged from 8.4% to 9.7%.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	December 31, 2014
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$6,932	$6,932
Level 2 inputs:
Securities available for sale	8,794	8,794
Securities, restricted	1,038	1,038
Loans held for sale	5,158	5,709
Loans, net	124,405	125,527
Accrued interest receivable	478	478
Receivable for sold loans	8,185	8,185
Level 3 inputs:
Servicing asset (included in other assets)	1,150	1,150
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	22,786	22,786
Level 2 inputs:
Interest bearing deposits	102,948	102,530
Borrowed funds	10,000	10,000
Accrued interest payable	22	22

	December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$5,444	$5,444
Level 2 inputs:
Securities available for sale	9,271	9,271
Securities, restricted	1,230	1,230
Loans held for sale	2,120	2,359
Loans, net	112,281	112,581
Accrued interest receivable	404	404
Receivable for sold loans	7,465	7,465
Level 3 inputs:
Servicing asset (included in other assets)	565	565
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	16,302	16,302
Level 2 inputs:
Interest bearing deposits	89,501	89,397
Borrowed funds	16,000	16,000
Accrued interest payable	17	17

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2014	December 31, 2013
ASSETS

Cash and due from banks	$863	$921
Accounts receivable	31		-
Investment in subsidiary	22,931	19,512

Total assets	$23,825	$20,433

LIABILITIES AND CAPITAL

Accounts payable	28	-
Capital	23,797	20,433

Total liabilities and capital	$23,825	$20,433

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,

(In thousands)	2014	2013
Equity in income from subsidiary	$3,126	$4,196

Noninterest expense:
Professional and administrative	94	98
Stock options	25	9
Total noninterest expense	119	107
Income before income taxes	3,007	4,089
Income tax benefit	(31)	-
Net Income	$3,038	$4,089

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2014	2013
Net Income	$3,038	$4,089
Other comprehensive income (loss):
Change in unrealized gain (loss) on investment securities available-for-sale	287	(570)

Gain on sale distributed to third party issuer	-	(93)
Loss (gain) on sale included in net income	3	(29)
Reclassification adjustment for realized (gain) loss on sale included in income	3	(122)
Total other comprehensive income (loss), before tax effect	290	(692)
Tax effect	(3)	-
Other comprehensive income (loss)	293	(692)
Comprehensive income	$3,331	$3,397

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS cont’d

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

(In thousands)	2014	2013
Cash Flows from Operating Activities
Net income	$3,038	$4,089
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(3,126)	(4,196)
Stock based compensation	25	9
Net change in other assets	(31)	-
Net change in other liabilities	28	(21)
Net cash used in operating activities	(66)	(119)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Net proceeds from stock options exercised	8	-
Net change in cash and cash equivalents	(58)	(119)
Cash and cash equivalents at beginning of period	921	1,040

Cash and cash equivalents at end of period	$863	$921

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 and was updated in 2013. Based on this assessment, management believes that as of December 31, 2014, the Company’s internal controls over financial reporting are effective.

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

Item 9B.       Other Information.

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Information concerning the Company’s directors and executive officers will appear in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, under the caption “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

We have adopted a Code of Conduct and Conflicts of Interest, which is applicable to all directors, officers and employees of the Company and the Bank. A discussion of our Code of Conduct and Conflicts of Interest will appear in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, under the caption “Code of Ethics.” Such information is incorporated herein by reference and is posted to the Company’s website under “About T Bank – Shareholders”.

Item 11.        Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2014.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information concerning security ownership of certain beneficial owners and management will appear in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions and Director Independence.

Information concerning certain relationships and related transactions will appear in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services.

Information concerning principal accounting fees and services will appear in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws(2)
10.1	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) 2005 Incentive Plan (3)(4)
10.2	Form of Incentive Stock Option Agreement (3)(4)
10.3	Form of Non-Qualified Stock Option Agreement (3)(4)
10.4	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Organizers’ Warrant Agreement dated November 2, 2004 (5)
10.5	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Shareholders’ Warrant Agreement dated November 2, 2004 (5)
10.6	Extension of term of initial Shareholder Warrants (5)
10.7	Form of Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Patrick Howard (7)
10.8	Form of Employment Agreement by and between T Bancshares, Inc. and Steve Jones (5)(6)
10.9 10.10 10.11
Form of Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Ken Bramlage(7)
Form of Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Craig Barnes(7)
Form of Amendment to Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Patrick Howard dated March 31, 2014(8)

21	Subsidiaries of T Bancshares, Inc.*
23.1	Consent of Whitley Penn*
23.2	Consent of BKD, LLP*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Registrant with the SEC on August 14, 2007.
(2)	Incorporated by reference from the Current Report on Form 8-K filed by Registrant with the SEC on April 30, 2008.
(3)	Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant with the SEC on September 20, 2005 (file no. 333-128456).
(4)	Indicates a compensatory plan or contract.
(5)	Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 and as amended on June 11, 2007 (file no. 333-111153).
(6)	Incorporated by reference from the Annual Report on Form 10-KSB filed by Registrant with the SEC on March 5, 2005 and, as amended on April 20, 2005.
(7)	Incorporated by reference from the Annual Report on Form 10-KSB filed by Registrant with the SEC on April 1, 2013.
(8)	Incorporated by reference from the Annual Report on Form 10-KSB filed by Registrant with the SEC on March 31, 2014.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Dated:	March 31, 2015	By:	/s/ Patrick Howard
Patrick Howard

President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick Howard	Director and Principal Executive	March 31, 2015
Patrick Howard	Officer

/s/ Ken Bramlage	Principal Financial Officer and	March 31, 2015
Ken Bramlage	Principal Accounting Officer

/s/ Stanley E. Allred	Director	March 31, 2015
Stanley E. Allred

/s/ Dan Basso	Director	March 31, 2015
Dan Basso

/s/ Frankie Basso	Director	March 31, 2015
Frankie Basso

/s/ David Carstens	Director	March 31, 2015
David Carstens

/s/ Ron Denheyer	Director	March 31, 2015
Ron Denheyer

/s/ Eric Langford	Director	March 31, 2015
Eric Langford

/s/ Charles M. Mapes, III	Director	March 31, 2015
Charles M. Mapes, III

/s/ Thomas McDougal	Director	March 31, 2015
Thomas McDougal, DDS

/s/ Gordon R. Youngblood	Director	March 31, 2015
Gordon R. Youngblood

/s/ Steven Jones	Director	March 31, 2015
Steven Jones