Form 10-Q
period 2015-03-31
T Bancshares, Inc.
filed 2015-05-14
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s Common Stock as of May 12, 2015, was 4,029,932.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(In thousands, except share amounts)	(unaudited)
ASSETS
Cash and due from banks	$1,781	$801
Interest-bearing deposits	5,158	5,588
Federal funds sold	588	543
Total cash and cash equivalents	7,527	6,932
Securities available for sale at estimated fair value	8,592	8,794
Securities, restricted at cost	1,038	1,038
Loans held for sale	6,238	5,158
Loans, net of allowance for loan losses of $1,698 and $1,695, respectively	134,626	124,405
Bank premises and equipment, net	4,523	4,552
Deferred tax assets, net	677	798
Receivable for loans sold	4,431	8,185
Other assets	3,515	3,221
Total assets	$171,167	$163,083

LIABILITIES
Demand deposits:
Noninterest-bearing	$19,771	$22,786
Interest-bearing	45,596	39,585
Time deposits $100,000 and over	64,884	59,397
Time deposits under $100,000	3,819	3,966
Total deposits	134,070	125,734
Borrowed funds	10,000	10,000
Other liabilities	2,496	3,552
Total liabilities	146,566	139,286

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 10,000,000 shares authorized; 4,029,932 shares issued and outstanding	40	40
Additional paid-in capital	22,671	22,664
Retained earnings	1,832	1,105
Accumulated other comprehensive income (loss)	58	(12)
Total shareholders’ equity	24,601	23,797
Total liabilities and shareholders’ equity	$171,167	$163,083

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014
Interest Income
Loans, including fees	$2,016	$1,755
Securities	61	67
Interest-bearing deposits	3	3
Total interest income	2,080	1,825
Interest Expense
Deposits	199	157
Borrowed funds	2	3
Total interest expense	201	160
Net interest income	1,879	1,665
Provision for loan losses	-	492
Net interest income after provision for loan losses	1,879	1,173
Noninterest Income
Trust income	3,027	2,793
Gain on sale of loans	360	207
Loan servicing income, net	99	47
Service fees and other income	16	20
Rental Income	77	79
Total noninterest income	3,579	3,146
Noninterest Expense
Salaries and employee benefits	1,214	996
Occupancy and equipment	210	280
Trust expenses	2,421	2,160
Professional fees	90	96
Data processing	205	200
Other	206	185
Total noninterest expense	4,346	3,917
Income before income taxes	1,112	402
Income tax expense	385	156
Net Income	$727	$246

Earnings per common share:
Basic	$0.18	$0.06
Diluted	$0.18	$0.06
Weighted average common shares outstanding	4,029,932	4,021,932
Weighted average diluted shares outstanding	4,038,379	4,033,976

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Net Income	$727	$246
Other comprehensive income:
Securities available-for-sale:
Change in unrealized gain on investment securities available-for-sale, net of tax	70	149
Comprehensive Income	$797	$395

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2014	$40	$22,631	$(1,933)	$(305)	$20,433

Net income — YTD			246		246
Other comprehensive income				149	149
Stock based compensation		1			1
BALANCE, March 31, 2014	$40	$22,632	$(1,687)	$(156)	$20,829

BALANCE, January 1, 2015	$40	$22,664	$1,105	$(12)	$23,797

Net income — YTD			727		727
Other comprehensive income				70	70
Stock based compensation		7			7
BALANCE, March 31, 2015	$40	$22,671	$1,832	$58	$24,601

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$727	$246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	492
Depreciation and amortization	55	42
Accretion of discount on loans	(29)	(3)
Securities premium amortization, net	9	9
Origination of loans held for sale	(5,314)	(4,046)
Proceeds from payments and sales of loans held for sale	4,499	2,220
Net gain on sale of loans	(360)	(207)
Stock based compensation	7	1
Receivable for sold loans	3,754	7,465
Deferred income taxes	121	180
Net change in:
Servicing assets	25
Other assets	(225)	(476)
Other liabilities	(1,092)	(257)
Net cash provided by operating activities	2,177	5,666
Cash Flows from Investing Activities
Principal payments, calls and maturities of securities available for sale	299	126
Purchase of securities, restricted	(199)	(234)
Proceeds from sale of securities, restricted	199	193
Net change in loans	(10,192)	(10,160)
Purchases of premises and equipment	(25)	(878)
Net cash used in investing activities	(9,918)	(10,953)
Cash Flows from Financing Activities
Net change in demand deposits	2,996	5,625
Net change in time deposits	5,340	9,692
Proceeds from borrowed funds	30,000	115,000
Repayment of borrowed funds	(30,000)	(123,000)
Net cash provided by financing activities	8,336	7,317
Net change in cash and cash equivalents	595	2,030
Cash and cash equivalents at beginning of period	6,932	5,444
Cash and cash equivalents at end of period	$7,527	$7,474

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$196	$154
Federal income taxes paid	$935	$296

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Company on January 1, 2017 and its adoption is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective for the Company on January 1, 2015 and its adoption did not have a significant impact on the Company’s financial statements.

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

 NOTE 3. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	March 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,357	$112	$34	$5,435
Mortgage-backed securities	3,147	17	7	3,157
Total securities available for sale	$8,504	$129	$41	$8,592

Securities, restricted:
Other	$1,038	$-	$-	$1,038

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,561	$76	$94	$5,543
Mortgage-backed securities	3,251	12	12	3,251
Total securities available for sale	$8,812	$88	$106	$8,794

Securities, restricted:
Other	$1,038	$-	$-	$1,038

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or by U.S. government-sponsored agencies. Securities, restricted consist of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock which are carried at cost.

At March 31, 2015 and December 31, 2014, securities with market value of $6.6 million and $6.8 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas. At March 31, 2015 and December 31, 2014, securities with market values of $1.1 million and $1.2 million were pledged against trust deposit balances held at the Company’s insured depository subsidiary, T Bank, N.A. (the “Bank”). One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at March 31, 2015 and December 31, 2014 with a market value of $846,000 and $840,000, respectively. The Bank held Federal Reserve Bank of Dallas stock in the amount of $570,000 at March 31, 2015 and December 31, 2014. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $468,000 at March 31, 2015 and December 31, 2014.

The amortized cost and estimated fair value of securities at March 31, 2015 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(In thousands)	Amortized Cost	Estimated Fair Value
Due after five years through ten years	$4,576	$4,588
Due after ten years	781	847
Mortgage-backed securities	3,147	3,157
Total	$8,504	$8,592

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at March 31, 2015:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$-	$-	$2,875	$34	$2,875	$34
Mortgage-backed securities	366	-	1,667	7	2,033	7
Total	$366	$-	$4,542	$41	$4,908	$41

NOTE 4. LOANS

Major classifications of loans held for investment are as follows:

(In thousands)	March 31, 2015	December 31, 2014
Commercial and industrial	$76,556	$72,711
Consumer installment	2,072	1,578
Real estate – residential	3,517	1,993
Real estate – commercial	20,112	21,084
Real estate – construction and land	7,580	5,477
SBA:
SBA 7(a) unguaranteed portion	17,122	15,755
SBA 504	6,446	5,839
USDA	2,297	2,054
Other	1,994	1,000
Gross Loans	137,696	127,491
Less:
Allowance for loan losses	1,698	1,695
Deferred loan costs	(195)	(153)
Discount on loans	1,567	1,544
Net loans	$134,626	$124,405

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

During the three months ended March 31, 2015, the Company originated an aggregate of $5.2 million of SBA and USDA loans. The guaranteed portions of the loans are recorded as loans held for sale.  The Company had $6.2 million and $5.2 million of SBA and USDA loans held for sale as of March 31, 2015 and December 31, 2014, respectively. During the first quarter of 2015, the Company sold $4.0 million of SBA loans, recognizing a gain on sale of loans of $360,000, and recorded a servicing asset at fair value of $95,000.

Loan Origination/Risk Management.

The Company maintains written loan origination policy, procedures, and processes that address credit quality at several levels including individual loan level, loan type, and loan portfolio levels.

Commercial and industrial loans, which are predominantly loans to dentists, are underwritten based on historical and projected income of the business and individual borrowers and guarantors. The Company utilizes a comprehensive global debt service coverage analysis to determine debt service coverage ratios. This analysis compares global cash flow of the borrowers and guarantors on an individual credit to existing and proposed debt after consideration of personal and business related other expenses. Collateral is generally a lien on all available assets of the business borrower, including intangible assets. Creditworthiness of individual borrowers and guarantors is established through the use of credit reports and credit scores.

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

Small Business Administration Lending - The Company originates SBA loans which are sometimes sold into the secondary market. The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The two primary SBA loan programs that the Company offers are the basic 7(a) Loan Guaranty (“7(a)”) program and the Certified Development Company (“CDC”) program, a Section 504 (“504”) program.

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

The SBA has designated the Bank as a “Preferred Lender”. As a Preferred Lender, the Bank has been delegated loan approval, closing and most servicing and liquidation authority responsibility from the SBA.

The Company also offers Business & Industry (“B & I”) program loans through the USDA. These loans are similar to the SBA product, except they are guaranteed by the USDA. The guaranteed amount is generally 80% on loan amounts up to $5,000,000. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the SBA 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market. These loans can be utilized for rural commercial real estate and equipment. The loans can be up to 30 years or 360 months and the rates can be fixed or variable.

Construction and land development loans are evaluated based on the borrower’s and guarantor’s creditworthiness, past experience in the industry, track record and experience with the type of project being considered, and other factors. Collateral value is determined generally by independent appraisal utilizing multiple approaches to determine value based on property type.

For all loan types, including loans acquired through purchase participations, the Company establishes guidelines for its underwriting criteria, including collateral coverage ratios, global debt service coverage ratios, and maximum amortization or loan maturity terms.

At the portfolio level, the Company monitors concentrations of loans based on several criteria, including loan type, collateral type, industry, geography, and other factors. The Company also performs periodic market research and economic analysis at a local geographic and national level. Based on this research, the Company may from time to time change the minimum or benchmark underwriting criteria applied to the above loan types.

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
Three months ended:
March 31, 2015
Beginning Balance	$918	$20	$25	$265	$69	$344	$41	$13	$-	$1,695
Provision (credit) for loan losses	132	9	23	11	33	(266)	(41)	15	84	-
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	1	-	-	-	2	-	-	-	-	3
Net recoveries	1	-	-	-	2	-	-	-	-	3
Ending balance	$1,051	$29	$48	$276	$104	$78	$-	$28	$84	$1,698

March 31, 2014
Beginning Balance	$1,805	$24	$20	$209	$74	$166	$20	$-	$-	$2,318
Provision (credit) for loan losses	396	(6)	-	53	21	28	-	-	-	492
Charge-offs	(1,073)	-	-	-	-	-	-	-	-	(1,073)
Recoveries	35	-	-	-	1	-	-	-	-	36
Net (charge-offs) recoveries	(1,038)	-	-	-	1	-	-	-	-	(1,037)
Ending balance	$1,163	$18	$20	$262	$96	$194	$20	$-	$-	$1,773

The Company’s allowance for loan losses as of March 31, 2015 and December, 31, 2014 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
Three months ended:
March 31, 2015
Loans individually evaluated For impairment	$55	$-	$-	$-	$-	$-	$-	$-	$-	$55
Loans collectively evaluated For impairment	996	29	48	276	104	78	-	28	84	1,643
Ending balance	$1,051	$29	$48	$276	$104	$78	$-	$28	$84	$1,698

December 31, 2014
Loans individually evaluated For impairment	$70	$-	$-	$-	$-	$-	$-	$-	$-	$70
Loans collectively evaluated For impairment	848	20	25	265	69	344	41	13	-	1,625
Ending balance	$918	$20	$25	$265	$69	$344	$41	$13	$-	$1,695

The Company’s recorded investment in loans as of March 31, 2015 and December 31, 2014 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
Three months ended:
March 31, 2015
Loans individually evaluated For impairment	$1,757	$-	$-	$149	$-	$-	$-	$-	$-	$1,906
Loans collectively evaluated For impairment	74,799	2,072	3,517	19,963	7,580	23,568	2,297	1,994	-	135,790
Ending balance	$76,556	$2,072	$3,517	$20,112	$7,580	$23,568	$2,297	$1,994	$-	$137,696

December 31, 2014
Loans individually evaluated For impairment	$1,803	$-	$-	$153	$-	$-	$-	$-	$-	$1,956
Loans collectively evaluated For impairment	70,908	1,578	1,993	20,931	5,477	21,594	2,054	1,000	-	125,535
Ending balance	$72,711	$1,578	$1,993	$21,084	$5,477	$21,594	$2,054	$1,000	$-	$127,491

At March 31, 2015 and December 31, 2014, there were $559,000 and $595,000, respectively, of commercial and industrial nonaccrual loans, and there were no loans contractually delinquent over 90 days and still accruing interest.

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

The Company’s impaired loans and related allowance are summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2015						Three Months Ended
Commercial and industrial	$1,867	$852	$905	$1,757	$55	$1,788	$22
Real estate – commercial	149	149	-	149	-	152	2
Total	$2,016	$1,001	$905	$1,906	$55	$1,940	$24

December 31, 2014						Year Ended
Commercial and industrial	$1,836	$-	$1,803	$1,803	$70	$2,370	$134
Real estate – commercial	153	153	-	153	-	269	13
Total	$1,989	$153	$1,803	$1,956	$70	$2,639	$147

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest that would have been recognized for the three months ended March 31, 2015 and 2014 on non-accrual loans if performed in accordance with their original contract terms was not significant.

Restructured loans are considered “troubled debt restructurings” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. There were no troubled debt restructurings during the three months ended March 31, 2015.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three months ended March 31, 2015. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of March 31, 2015 and December 31, 2014, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators, including internal credit risk based on past experiences as well as external statistics and factors.   Loans are graded in one of six categories: (i) pass, (ii) pass-watch, (iii) special mention, (iv) substandard, (v) doubtful, or (vi) loss. Loans graded as loss are charged-off.

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

Credits rated pass-watch loans have been determined to require enhanced monitoring for potential weaknesses which require further investigation.  They have no significant delinquency in the past 12 months. This rating causes the loan to be actively monitored with greater frequency than pass loans and allows appropriate downgrade transition if verifiable adverse events are confirmed. This category may also include loans that have improved in credit quality from special mention but are not yet considered pass loans.

Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness, however, such concerns are not so pronounced that the Company generally expects to experience significant loss within the short term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits rated more harshly.

Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses exist in collateral. A protracted workout on these credits is a possibility. Prompt corrective action is therefore required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a heightened evaluation of the secondary support to the credit is performed.

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

The following summarizes the Company’s internal ratings of its loans:

(In thousands)	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
March 31, 2015
Commercial and industrial	$74,273	$94	$1,198	$991	$-	$76,556
Consumer installment	2,072	-	-	-	-	2,072
Real estate – residential	2,675	842	-	-	-	3,517
Real estate – commercial	19,408	-	555	149	-	20,112
Real estate – construction and land	6,687	148	745	-	-	7,580
SBA	23,568	-	-	-	-	23,568
USDA	2,297	-	-	-	-	2,297
Other	1,994	-	-	-	-	1,994
Total	$132,974	$1,084	$2,498	$1,140	$-	$137,696

December 31, 2014
Commercial and industrial	$68,350	$2,272	$1,209	$880	$-	$72,711
Consumer installment	1,578	-	-	-	-	1,578
Real estate – residential	1,142	851	-	-	-	1,993
Real estate – commercial	20,366	-	565	153	-	21,084
Real estate – construction and land	4,571	149	757	-	-	5,477
SBA	21,594	-	-	-	-	21,594
USDA	2,054	-	-	-	-	2,054
Other	1,000	-	-	-	-	1,000
Total	$120,655	$3,272	$2,531	$1,033	$-	$127,491

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(In thousands)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
March 31, 2015
Commercial and industrial	$446	$-	$446	$76,110	$76,556	$-
Consumer installment	-	-	-	2,072	2,072	-
Real estate – residential	-	-	-	3,517	3,517	-
Real estate – commercial	-	-	-	20,112	20,112	-
Real estate – construction and land	-	-	-	7,580	7,580	-
SBA	159	-	159	23,409	23,568	-
USDA	-	-	-	2,297	2,297	-
Other	-	-	-	1,994	1,994	-
Total	$605	$-	$605	$137,091	$137,696	$-

December 31, 2014
Commercial and industrial	$276	$-	$276	$72,435	$72,711	$-
Consumer installment	-	-	-	1,578	1,578	-
Real estate – residential	-	-	-	1,993	1,993	-
Real estate – commercial	-	-	-	21,084	21,084	-
Real estate – construction and land	-	-	-	5,477	5,477	-
SBA	-	-	-	21,594	21,594	-
USDA	-	-	-	2,054	2,054	-
Other	-	-	-	1,000	1,000	-
Total	$276	$-	$276	$127,215	$127,491	$-

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Company. None of those deposit accounts have terms more favorable than those available to any other depositor. No directors or officers have loans with the Company.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at March 31, 2015 and December 31, 2014 were as follows:

(In thousands)	March 31, 2015	December 31, 2014
Land	$676	$676
Building	1,279	1,279
Building improvement	2,400	2,415
Furniture and equipment	1,119	1,078
Leasehold improvements	159	159
Construction in progress	2	2
	5,635	5,609
Less: accumulated depreciation	1,112	1,057
Balance at end of period	$4,523	$4,552

NOTE 7. OTHER ASSETS

Other assets consisted of the following at March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
Accounts receivable – trust fees	$1,069	$1,066
Loan servicing rights	1,219	1,150
Accrued interest receivable	520	478
Prepaid assets	345	358
Other	362	169
Total	$3,515	$3,221

For the three months ended March 31, 2015, the Company sold $4.0 million of SBA 7(a) program loans, and recorded a loan servicing asset of $95,000. The Company has elected to use the amortizing method for the treatment of servicing assets. Amortization expense for the three months ended March 31, 2015 was $26,000. In the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized.

NOTE 8. DEPOSITS

Time deposits of $250,000 and over totaled $23.7 million and $24.0 million at March 31, 2015 and December 31, 2014, respectively.

Deposits are summarized as follows:

(In thousands)	As of March 31, 2015		As of December 31, 2014
Non-interest bearing demand	$19,771	15%	$22,786	18%
Interest-bearing demand (NOW)	5,958	4	5,833	5
Money market accounts	35,282	26	30,599	24
Savings accounts	4,356	3	3,153	3
Time deposits $100,000 and over	64,884	49	59,397	47
Time deposits under $100,000	3,819	3	3,966	3
Total	$134,070	100%	$125,734	100%

At March 31, 2015, the scheduled maturities of time deposits were as follows:

(In thousands)
2015	$24,968
2016	30,511
2017	11,236
2018	574
2019	1,368
2020	46
Total	$68,703

NOTE 9. BORROWED FUNDS

The Company had borrowed funds from the Federal Home Loan Bank of Dallas of $10.0 million as of March 31, 2015 and December 31, 2014.  The Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $19.5 million secured by commercial loans and securities with collateral values of $13.1 million and $6.4 million, respectively. The Company had one outstanding advance for $10.0 million at March 31, 2015, with a fixed interest rate of 0.073% and maturity date of April 1, 2015. The advance was renewed at a fixed interest rate of 0.15% and maturity date of April 2, 2015. At maturity, we determine our borrowing needs and renew accordingly at varying terms. The Company had one outstanding advance for $10.0 million at December 31, 2014, with a fixed interest rate of 0.06% and maturity date of January 7, 2015.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $11.4 million, secured by commercial loans and securities with collateral value of $10.6 million and $803,000, respectively. There were no outstanding borrowings at March 31, 2015 or December 31, 2014.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
Trust advisor fees payable	$1,501	$1,496
Federal income tax payable	300	932
Incentive compensation	169	319
Audit fees	70	52
Data processing	95	114
Franchise & property taxes	39	14
Interest payable	27	22
Legal	5	6
Other accruals	290	597
	$2,496	$3,552

NOTE 11. INCOME TAXES

Income tax expense for the three months ended March 31, 2015 and 2014 was $385,000 and $156,000, respectively. The Company’s effective income tax rate was 34.6% and 38.8% for the three months ended March 31, 2015 and 2014, respectively. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

Net deferred tax assets totaled $677,000 at March 31, 2015 and $798,000 at December 31, 2014.  No valuation allowance was recorded against deferred tax assets at March 31, 2015 or December 31, 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings in prior years. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

NOTE 12. EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 6% of their compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation.  Employer contributions charged to expense for the three months ending March 31, 2015 and 2014 totaled $30,000 and $26,000, respectively.

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

The Plan is administered by the Board of Directors and has a term of 10 years. As of March 31, 2015 and December 31, 2014, options to purchase a total of 233,000 shares of common stock were issued and outstanding with a weighted average exercise price of $8.86. These options vest through March 2019. Outstanding stock options of 19,000 and 27,000 were considered in the diluted earnings per share computations for the quarters ended March 31, 2015 and 2014, respectively. The remaining 214,000 outstanding options at March 31, 2015 and 2014 were not considered in the per share computation because their effect was anti-dilutive.

The Company recorded $7,000 and $1,000 in compensation expense for the three months ended March 31, 2015 and 2014, respectively, in connection with the Plan.

The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Plan for the three months ended March 31, 2015:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	233,000	$8.86
Granted	-	-
Exercised	-	-
Expired / forfeited	-	-

Outstanding at end of period	233,000	$8.86
Exercisable at end of period	202,800	$9.51
Available for grant at end of period	8,000

The weighted average remaining contractual life of options outstanding at March 31, 2015 was 2.4 years.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at March 31, 2015, was $149,000 and $75,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2014, was $116,000 and $54,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $6.92 and $6.25 at March 31, 2015 and December 31, 2014, respectively, and the exercise price multiplied by the number of options outstanding. There were no stock options exercised during the three months ended March 31, 2015.  There were 8,000 stock options exercised for the year ended December 31, 2014.

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

The following table summarizes loan commitments as of March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
Undisbursed loan commitments	$14,499	$16,881
Standby letters of credit	10	10
	$14,509	$16,891

The Company has one non-cancelable office lease agreement, which expires in January 2017. The Company does not occupy this space, and receives rental payments under a sublease agreement which expires on the same date as the office lease. The Company has no plans to renew the lease and sublease. The Company also leases various pieces of office equipment under short-term agreements. Lease expense for the three months ended March 31, 2015 and 2014 was $2,000 and $46,000, respectively. The decrease in lease expense was due to the expiration of the lease of the Company’s prior office location in May 2014.

In addition, under an assignment and assumption agreement, the Company receives rental income from nine tenants in the building it is headquartered in, for office space the Company does not occupy. Rental income for the three months ended March 31, 2015 and 2014 was $77,000 and $79,000, respectively.

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

NOTE 15. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under GAAP, regulatory reporting requirements, and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets, and of tier 1 capital to average assets. To be categorized as well-capitalized under the prompt corrective action framework, the Bank must maintain minimum total risk-based capital, tier 1 risk-based capital, common equity tier 1 risk-based capital and tier 1 leverage ratios as set forth in the table below.

(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Total Capital (to Risk Weighted Assets)	$25,299	16.82%	$12,033	8.00%	$15,041	10.00%

Tier 1 Capital (to Risk Weighted Assets)	23,601	15.69	9,025	6.00	12,033	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	23,601	15.69	6,768	4.50	9,777	6.50

Tier 1 Capital (to Average Assets)	23,601	14.44	6,539	4.00	8,174	5.00

As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$24,638	17.56%	$11,224	8.00%	$14,030	10.00%

Tier 1 Capital (to Risk Weighted Assets)	22,943	16.35	5,612	4.00	8,418	6.00

Tier 1 Capital (to Average Assets)	22,943	13.89	6,609	4.00	8,261	5.00

As of March 31, 2015, capital levels for the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as of March 31, 2015 for the Bank exceeds the minimum levels necessary to be considered “well capitalized.”

Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At March 31, 2015, approximately $4.7 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintaining its “well capitalized” status.

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2015	December 31, 2014
ASSETS

Cash and due from banks	$825	$863
Accounts receivable	38	31
Investment in subsidiary	23,741	22,931

Total assets	$24,604	$23,825

LIABILITIES AND CAPITAL

Accounts payable	3	28
Capital	24,601	23,797

Total liabilities and capital	$24,604	$23,825

 T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Equity in income from subsidiary	$740	$250

Noninterest expense:
Professional and administrative	13	3
Stock options	7	1
Total noninterest expense	20	4
Income before income taxes	720	246
Income tax benefit	(7)	-
Net Income	$727	$246

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Net Income	$727	$246
Other comprehensive income:
Securities available-for-sale:
Change in unrealized gain on investment securities available-for-sale, net of tax	70	149
Comprehensive Income	$797	$395

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$727	$246
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(740)	(250)
Stock based compensation	7	1
Net change in other assets	(7)	-
Net change in other liabilities	(25)	-
Net cash used in operating activities	(38)	(3)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net change in cash and cash equivalents	(38)	(3)
Cash and cash equivalents at beginning of period	863	921

Cash and cash equivalents at end of period	$825	$918

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2015
Securities available for sale:
U.S. government agencies	$-	$5,435	$-	$5,435
Mortgage-backed securities	-	3,157	-	3,157

As of December 31, 2014
Securities available for sale:
U.S. government agencies	$-	$5,543	$-	$5,543
Mortgage-backed securities	-	3,251	-	3,251

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2014 to March 31, 2015, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At March 31, 2015, impaired loans with a carrying value of $905,000 were reduced by specific valuation allowances totaling $55,000 resulting in a net fair value of $850,000 based on Level 3 inputs. At December 31, 2014, impaired loans with a carrying value of $1.8 million were reduced by specific valuation allowances totaling $70,000 resulting in a net fair value of $1.7 million based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk.

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

The significant unobservable inputs (Level 3) used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, the cash flow discounts ranged from 0% to 28% for cash flow impaired loans.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned (“OREO”) which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of other real estate owned on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, was re-measured using Level 2 inputs based on observable market data. Estimated fair value of other real estate owned is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management.

The following table presents foreclosed assets that were re-measured subsequent to their initial transfer to OREO from loans and reported at fair value:

	Three Months Ended March 31,
	2015	2014
Carrying value of OREO prior to re-measurement	$-	$749
Write-downs included in other non-interest expense	-	-
Fair value	$-	$749

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

In connection with the sale of $4.0 million in SBA guaranteed loans during the three months ended March 31, 2015, the Company added a servicing asset of $95,000, and amortized $26,000 using the amortization method for the treatment of servicing. SBA and USDA loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. For the asset recorded in during the three months ended March 31, 2015, the discount rate ranged from 7.4% to 8.7% and the combined prepayment and default rate was 10.2%.

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	March 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$7,527	$7,527
Level 2 inputs:
Securities available for sale	8,592	8,592
Securities, restricted	1,038	1,038
Loans held for sale	6,238	6,983
Loans, net	134,626	135,715
Accrued interest receivable	520	520
Receivable for sold loans	4,431	4,431
Level 3 inputs:
Servicing asset	1,219	1,219
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	19,771	19,771
Level 2 inputs:
Interest bearing deposits	114,299	113,828
Borrowed funds	10,000	10,000
Accrued interest payable	27	27

	December 31, 2014
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$6,932	$6,932
Level 2 inputs:
Securities available for sale	8,794	8,794
Securities, restricted	1,038	1,038
Loans held for sale	5,158	5,709
Loans, net	124,405	125,527
Accrued interest receivable	478	478
Receivable for sold loans	8,185	8,185
Level 3 inputs:
Servicing asset	1,150	1,150
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	22,786	22,786
Level 2 inputs:
Interest bearing deposits	102,948	102,530
Borrowed funds	10,000	10,000
Accrued interest payable	22	22

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of March 31, 2015 and December 31, 2014, and our consolidated results of operations for the three months ended March 31, 2015 and 2014. The discussion should be read in conjunction with our financial statements and the notes related thereto, which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this report about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014, including the following:

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

•	changes in consumer spending, borrowing and savings habits;

•	changes in the Company’s liquidity position;

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;

•	we have no current intentions of paying cash dividends;

•	we may not be able to raise additional capital on terms favorable to us or we may be required to raise capital under terms which are dilutive to existing shareholders; and

•	our directors and executive officers beneficially own a significant portion of our outstanding common stock.

You should not place undue reliance on any such forward-looking statements. Any forward-looking statement reflects only information known to us as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise.

Executive Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal banking markets include Dallas, Tarrant, Denton, Collin and Rockwall counties, which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. We currently operate through a main office located at 16200 Dallas Parkway, Dallas, Texas as well as loan production offices located in the Phoenix, Arizona, Denver, Colorado, Greenville, South Carolina and Portland, Oregon markets. These offices originate loans throughout the United States with a focus on the western U.S. The offices are staffed by experienced bankers with significant experience in the origination, administration, and servicing of loans pursuant to programs promulgated by the SBA and the USDA. The Bank is a Preferred Lender Participant (“PLP”) in the SBA program.

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank. The Bank opened for business on November 2, 2004.

The following discussion focuses on our financial condition at March 31, 2015 and December 31, 2014, and our results of operations for the three months ended March 31, 2015 and 2014.

Results of Operations

Key Performance Indicators at March 31, 2015

The following were key indicators of our performance and results of operations through the first quarter of 2015:

•	total assets were $171.2 million at the end of the first quarter of 2015, representing an increase of $8.1 million, or 5.0%, from $163.1 million at the end of 2014;

•
total loans held for investment, net of allowance for loan losses and deferred loan fees, increased $10.2 million, or 8.2%, to $134.6 million at the end of the first quarter of 2015, compared to $124.4 million at the end of 2014;

•
total loans held for sale, which consists primarily of the guaranteed portion of SBA 7(a) loans, increased $1.0 million, or 19.2%, to $6.2 million at the end of the first quarter of 2015, compared to $5.2 million at the end of 2014;

•	total deposits increased $8.4 million, or 6.7%, to $134.1 million at the end of the first quarter of 2015, compared to $125.7 million at the end of 2014;
•
net income after income taxes was $727,000 for the three months ended March 31, 2015, compared to $246,000 for the same period in the prior year. The increase was principally the result of a recorded provision for loan loss of $492,000 for the three months ended March 31, 2014. No provision for loan loss was recorded in the first quarter of 2015. The Company recognized income tax expense of $385,000 for the three months ended March 31, 2015 and $156,000 for the three months ended March 31, 2014.

•
return on average assets was 1.78%  and return on average equity was 12.60% for the three months ended March 31, 2015 compared to a return on average assets of 0.67% and return on average equity of 5.15%  for the for the same period in 2014;

•	total revenue increased $700,000, or 14.0%, to $5.7 million for the three months ended March 31, 2015, compared to $5.0 million for the same period in the prior year;
•	tier 1 capital to average assets and total capital ratios for the Bank at March 31, 2015 were 14.44% and 16.82%, respectively, compared to 13.89% and 17.56%, respectively, at December 31, 2014; and

•	the book value of our stock increased to $6.10 at March 31, 2015, compared to $5.18 at March 31, 2014 and $5.91 at December 31, 2014.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three months ended March 31, 2015 and March 31, 2014.

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended March 31,
	2015			2014
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets
Loans, net of unearned discount(1)	$138,396	$2,016	5.91%	$124,606	$1,755	5.71%
Interest-bearing deposits and federal funds sold	6,192	3	0.20%	5,807	3	0.21%
Securities	9,705	61	2.55%	10,523	67	2.58%
Total earning assets	154,293	2,080	5.47%	140,936	1,825	5.25%
Cash and other assets	10,989			8,737
Allowance for loan losses	(1,696)			(1,791)
Total assets	$163,586			$147,882

Interest-bearing liabilities
NOW accounts	$5,397	4	0.30%	$3,750	3	0.32%
Money market accounts	33,987	42	0.50%	32,238	39	0.49%
Savings accounts	3,655	4	0.44%	1,688	2	0.48%
Time deposits $100,000 and over	62,496	139	0.90%	52,783	102	0.78%
Time deposits under $100,000	3,902	10	1.04%	4,036	11	1.11%
Total interest-bearing deposits	109,437	199	0.74%	94,495	157	0.67%
Borrowed funds	6,444	2	0.13%	13,422	3	0.09%
Total interest-bearing liabilities	115,881	201	0.70%	107,917	160	0.60%
Non-interest-bearing deposits	22,527			19,213
Other liabilities	2,092			1,647
Shareholders’ equity	23,086			19,105
Total liabilities and shareholders’ equity	$163,586			$147,882

Net interest income		1,879			1,665
Net interest spread			4.76%			4.65%
Net interest margin			4.94%			4.79%

Provision for loan loss		-			492
Non-interest income		3,579			3,146
Non-interest expense		4,346			3,917
Income before income taxes		1,112			402
Income taxes expense		385			156
Net income		$727			$246

Earnings per share		$0.18			$0.06
Return on average equity		12.60%			5.15%
Return on average assets		1.78%			0.67%
Equity to assets ratio		14.11%			12.92%

(1)	Includes nonaccrual loans

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

	Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
	Increase (Decrease) Due to Change in
(In thousands)	Yield/ Rate	Average Volume	Total
Securities	$(1)	$(5)	$(6)
Loans, net of unearned discount (1)	60	201	261
Total earning assets	59	196	255

NOW	-	1	1
Money market	1	2	3
Savings	-	2	2
Time deposits $100,000 and over	15	22	37
Time deposits under $100,000	(1)	-	(1)
Borrowed funds	1	(2)	(1)
Total interest-bearing liabilities	16	25	41

Changes in net interest income	$43	$171	$214

(1)	Average loans include non-accrual.

Net interest income for the three months ended March 31, 2015 increased $214,000, or 12.9%, to $1.9 million, compared to $1.7 million for the same period in the prior year. The increase was primarily due to an increase in the average volume of interest-earning assets.

Total interest income for the three months ended March 31, 2015 increased $255,000, or 14.0%, to $2.1million, compared to $1.8 million for the same period in the prior year. Average interest-earning asset volume increased $13.4 million, or 9.5%, to $154.3 for the three months ended March 31, 2015, compared to $140.9 million for the same period in the prior year, primarily due to the increase in the loan portfolio. The average interest yield of earning assets increased to 5.5%, or 3.8%, for the three months ended March 31, 2015, compared to 5.3% for the same period in the prior year.

Total interest expense for the three months ended March 31, 2015 increased $41,000, or 25.6%, to $201,000, compared to $160,000 for same period in the prior year. The average cost of funds for interest-bearing liabilities increased 16.7% to 0.7% for the three months ended March 31, 2015, compared to 0.6% for the same period in the prior year. Average volume of interest-bearing liabilities increased $8.0 million, or 7.4%, to $115.9 million for the three months ended March 31, 2015, compared to $107.9 million for the same period in the prior year. Average interest-bearing deposits increased $14.9 million, or 15.7%, to $109.4 million for the three months ended March 31, 2015, compared to $94.5 million for the same period in the prior year. Average borrowed funds decreased $7.0 million, or 52.2%, to $6.4 million for the three months ended March 31, 2015, compared to $13.4 million for the same period in the prior year.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

We did not record a provision for loan loss for the three months ended March 31, 2015. For the three months ended March 31, 2015, we had no loan charge-offs and we had recoveries of $2,400. For the three months ended March 31, 2014, we recorded a provision of $492,000 for loan losses. We had one commercial and industrial loan charge-off of $1.1 million during the first quarter of 2014. The loan was impaired on December 31, 2013. The borrower declared Chapter 11 bankruptcy in March 2014 and we charged it off as of March 31, 2014. We had recoveries of $36,000 during the three months ended March 31, 2014.

Non-interest Income

The components of non-interest income for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months ended March 31,
(In thousands)	2015	2014
Trust services	$3,027	$2,793
Gain on sale of loans	360	207
Loan servicing fees, net	99	47
Service fees and other income	16	20
Rental income	77	79
	$3,579	$3,146

Non-interest income for the three months ended March 31, 2015 increased $433,000, or 13.8%, to $3.6 million, compared to $3.1 million for the same period in 2014. Changes in the various components of non-interest income are discussed in more detail below.

Trust income is earned on the value of managed and non-managed assets held in custody. Trust income increased $234,000, or 8.4%, to $3.0 million, compared to $2.8 million for the same period in the prior year. The increase from prior year was due to a five basis point rate increase in the trustee/custodial fee, which was effective in September 2014, resulting in additional fee income of approximately $150,000 per quarter.  The five basis point rate increase in the fee is passed on to the Bank’s registered investment advisor, and therefore there was a corresponding increase in trust expense included in non-interest expense. The remaining increase was a result of improvements in the market value of assets in trust accounts during the past year.

Gain on sale of loans increased $153,000, or 73.9%, to $360,000, compared to $207,000 for the same period in the prior year. The Company sold $4.0 million of loans during the three months ended March 31, 2015, compared to $2.0 million for the three months ended March 31, 2014.

Loan servicing fees net of servicing asset amortization increased $52,000, or 110.6%, to $99,000 for the three months ended March 31, 2015, compared to $47,000 for the same period in the prior year. The increase was due to an increase in SBA and USDA loans sold with servicing retained.

Service fees and other income decreased $4,000, or 20.0%, to $16,000 for the three months ended March 31, 2015, compared to $20,000 for the same period in 2014.  The decrease was primarily due to a decrease in non-sufficient funds fees.

Rental income decreased $2,000, or 2.5%, to $77,000 for the three months ended March 31, 2015, compared to $79,000 for the same period in 2014.

Non-interest Expense

The components of non-interest expense for the months ended March 31, 2015 and 2014 were as follows:

	Three Months ended March 31,
(In thousands)	2015	2014
Salaries and employee benefits	$1,214	$996
Occupancy and equipment	210	280
Trust expenses	2,421	2,160
Professional fees	90	96
Data processing	205	200
Other expense	206	185
	$4,346	$3,917

Non-interest expense for the three months ended March 31, 2015 increased $429,000, or 11.0%, to $4.3 million, compared to $3.9 million for the same period in the prior year.

Salaries and employee benefits increased $218,000, or 21.9%, to $1.2 million for the three months ended March 31, 2015, compared to $996,000 for the same period in the prior year. This increase was due to an increase in staff, primarily in the loan production area of the Company, increases in incentive bonuses due to increased loan production and annual merit increases.

Occupancy and equipment expenses for the three months ended March 31, 2015 decreased $70,000, or 25.0%, to $210,000, compared to $280,000 for the same period in the prior year. The decrease was primarily due to the savings in rent related to the termination of the lease for the Company’s previous location in May of 2014, and also to a decrease in building maintenance.

Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. For the three months ended March 31, 2015, trust expenses increased $261,000, or 12.1%, to $2.4 million, compared to $2.2 million for the same period in the prior year. The increase is related to the 5 basis point rate increase in the trustee/custodial fee in September 2014 explained in non-interest income above, and also to improvements in market values of the assets during the past year.

Professional fees decreased $6,000, or 6.3%, to $90,000 for the three months ended March 31, 2015, compared to $96,000 for the same period in the prior year. The decrease was primarily due to lower audit fees.

Data processing fees increased $5,000, or 2.5%, to $205,000 for the three months ended March 31, 2015, compared to $200,000 for the same period in the prior year.

Other expenses increased $21,000, or 11.4%, to $206,000 for the three months ended March 31, 2015, compared to $185,000 for the same period in the prior year. The increase was primarily due to employee recruiting fees, partially offset by a decrease in OREO expense.

Income Taxes

The Company recognized income tax expense of $385,000 for the three months ended March 31, 2015, compared to $156,000 for the same period in the prior year. The Company’s effective income tax rate was 34.6% and 38.8% for the three months ended March 31, 2015 and 2014, respectively.

Financial Condition

Our total assets as of March 31, 2015 increased $8.1 million, or 5.0%, to $171.2 million, compared to $163.1 million as of December 31, 2014, primarily as a result of an increase in total loans. Net loans held for investment increased $10.2 million, or 8.2%, to $134.6 million as of March 31, 2015, compared to $124.4 million as of December 31, 2014. Loans held for sale increased $1.0 million, or 19.2% to $6.2 million as of March 31, 2015, compared to $5.2 million as of December 31, 2014. Total deposits increased $8.4 million, or 6.7%, to $134.1 million as of March 31, 2015, compared to $125.7 million as of December 31, 2014. Shareholders’ equity increased $804,000, or 3.4%, to $24.6 million as of March 31, 2015, compared to $23.8 million as of December 31, 2014.

Cash and Due From Banks

Cash and due from banks increased $980,000 to $1.8 million as of March 31, 2015, compared to $801,000 as of December 31, 2014. The increase is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits decreased $430,000 to $5.2 million as of March 31, 2015, compared to $5.6 million as of December 31, 2014. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of March 31, 2015 and December 31, 2014, the Company held Federal Reserve Bank of Dallas stock of $570,000, and Federal Home Loan Bank of Dallas stock of $468,000. As of March 31, 2015 and December 31, 2014, we had government agency securities with amortized cost of $5.4 million and $5.6 million, respectively, and fair value of $5.4 million and $5.5 million, respectively. As of March 31, 2015 and December 31, 2014, we had mortgage-backed securities with amortized cost of $3.1 million and $3.3 million, respectively, and fair value of $3.2 million and $3.3 million, respectively.

At March 31, 2015 and December 31, 2014, securities with fair value of $6.6 million and $6.8 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with fair value of $1.1 million and $1.2 million, respectively, were pledged against trust deposit balances held at the Bank. One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at March 31, 2015 and December 31, 2014 with fair value of $846,000 and $840,000, respectively.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(In thousands)	March 31, 2015	December 31, 2014
Commercial and industrial	$76,556	$72,711
Consumer installment	2,072	1,578
Real estate – residential	3,517	1,993
Real estate – commercial	20,112	21,084
Real estate – construction and land	7,580	5,477
SBA:
SBA 7(a) unguaranteed portion	17,122	15,755
SBA 504	6,446	5,839
USDA	2,297	2,054
Other	1,994	1,000
Gross Loans	137,696	127,491
Less:
Allowance for loan losses	1,698	1,695
Deferred loan costs	(195)	(153)
Discount on loans	1,567	1,544
Net loans	$134,626	$124,405

As of March 31, 2015 and December 31, 2014, net loans held for investment were $134.6 million and $124.4 million, respectively. Total loans, net of deferred fees, discount and reserves as a percentage of total assets were 78.6% as of March 31, 2015 and 76.3% as of December 31, 2014.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of March 31, 2015 and December 31, 2014, commercial loans totaled $76.6 million and $72.7 million, respectively, representing approximately 55.6% and 57.0% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and aircraft. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of March 31, 2015 and December 31, 2014, consumer loans totaled $2.1 million and $1.6 million, respectively, approximately 1.5% and 1.2% of our total funded loans, respectively.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term commercial mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of 20 years or less and have both fixed and floating rates. Residential mortgage loans typically consist of non-owner occupied one-to-four family rental properties with terms not to exceed thirty years. At March 31, 2015 and December 31, 2014, real estate loans totaled $31.2 million and $28.6 million, respectively, approximately 22.7% and 22.4% of our total funded loans, respectively.

Our SBA loan portfolio consists of loans guaranteed by the Small Business Administration (“SBA 7(a)”) and conventional loans promulgated under the SBA’s 504 loan program which serve the small business community. The SBA 7(a) loans are generally guaranteed by the SBA up to 75% of the principal balance. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. The Company records the guaranteed portion of the loans as held for sale. As of March 31, 2015 and December 31, 2014, SBA loans held for investment totaled $23.6 million and $21.6 million, respectively, representing approximately 17.1% and 16.9% of our total funded loans, respectively.

Our USDA loan portfolio consists of loans guaranteed by the USDA which serves rural areas. USDA loans are guaranteed up to 90% of the principal balance. As of March 31, 2015 and December 31, 2014, USDA loans held for investment totaled $2.3 million and $2.1 million, respectively, representing approximately 1.7% and 1.6% of our total funded loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of March 31, 2015, our commercial loan and real estate loan portfolio included $66.2 million of loans, approximately 48.1% of our total funded loans, to dental professionals. These loans were made to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated, the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

We may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of March 31, 2015:

	As of March 31, 2015
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$5,497	$13,246	$29,803	$27,827	$183	$76,556
Consumer installment	1,593	479	-	-	-	2,072
Real estate – residential	1,615	1,544	104	254	-	3,517
Real estate – commercial	4,240	4,391	3,343	5,668	2,470	20,112
Real estate – construction and land	4,661	1,424	761	734	-	7,580
SBA 7a unguaranteed portion	16,890	-	158	74	-	17,122
SBA 504	6,446	-	-	-	-	6,446
USDA	1,307	-	990	-	-	2,297
Other	1,994	-	-	-	-	1,994
Total	$44,243	$21,084	$35,159	$34,557	$2,653	$137,696

Non-performing Assets and Restructured Loans

Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of March 31, 2015, we had no loans 90 days or more past due and still accruing interest and $559,000 in loans on non-accrual status. At December 31, 2014, we had no loans 90 days or more past due and still accruing interest and $595,000 in loans on non-accrual status. Total non-performing assets as of March 31, 2015 were $559,000, compared to $595,000 as of December 31, 2014.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the non-performing asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “pass-watch” are those loans that have been determined to require enhanced monitoring for potential weaknesses which require further investigation. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on non-accrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At March 31, 2015, the Company had $1.1 million in pass-watch loans, $2.5 million in special mention loans, $1.1 million in substandard loans and no doubtful loans. At December 31, 2014, the Company had $3.3 million in pass-watch loans, $2.5 million in special mention loans, $1.0 million in substandard loans and no doubtful loans.

The following table sets forth certain information regarding non-accrual loans by type, loans past due 90 days and accruing, foreclosed assets and restructured loans accruing as of the dates indicated. Troubled debt restructurings on non-accrual status are reported as non-accrual loans.

	March 31, 2015		December 31, 2014
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Commercial and industrial	$559	0.33%	$595	0.36%
Total non-accrual loans	559	0.33%	595	0.36%
Loans past due 90 days and accruing	-	-%	-	-%
Foreclosed assets	-	-%	-	-%
Total non-performing assets	$559	0.33%	$595	0.36%
Restructured loans	$471	0.28%	$595	0.36%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $24,000 and $29,000 during the three months ended March 31, 2015 and 2014, respectively. Interest not recognized on impaired loans during the three months ended March 31, 2015 and 2014 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.7 million, or 1.2% of total funded loans at March 31, 2015, and $1.7 million, or 1.3% of total funded loans at December 31, 2014.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the three months ended March 31, 2015, we had no loan charge-offs and recoveries of $3,000. We had the one commercial and industrial loan charge-off of $1.1 million and recoveries of $36,000 during the three months ended March 31, 2014.

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

(In thousands, except percentages)	March 31, 2015		December 31, 2014
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,051	55.6%	$918	57.0%
Consumer installment	29	1.5	20	1.2
Real estate – residential	48	2.6	25	1.6
Real estate – commercial	276	14.6	265	16.5
Real estate – construction and land	104	5.5	69	4.3
SBA	78	17.1	344	17.0
USDA	-	-	41	1.6
Other	28	1.7	13	0.8
Unallocated	84	1.4	-	-
Total allowance for loan losses	$1,698	100.0%	$1,695	100.0%

Deposits

Deposits are our primary source of funding. Total deposits at March 31, 2015 and December 31, 2014 were $134.1 million and $125.7 million, respectively. Total average deposits increased $18.3 million for the three months ended March 31, 2015, to $132.0 million, compared to $113.7 million for the three months ended March 31, 2014.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015			2014
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$22,527	17.1%	0.00%	$19,213	16.9%	0.00%
NOW accounts	5,397	4.1	0.30	3,750	3.3	0.30
Money market accounts	33,987	25.7	0.50	32,238	28.4	0.49
Savings accounts	3,655	2.8	0.44	1,688	1.5	0.48
Time deposits $100,000 and over	62,496	47.3	0.90	52,783	46.4	0.78
Time deposits under $100,000	3,902	3.0	1.04	4,036	3.5	1.11
Total deposits	$131,964	100.00%	0.74%	$113,708	100.00%	0.60%

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicated:

(In thousands)	March 31, 2015	December 31, 2014
Three months or less	$6,842	$15,146
Over three months through six months	8,438	6,701
Over six months through twelve months	26,721	16,167
Over twelve months	22,883	21,383
Total	$64,884	$59,397

Shareholders’ Equity

As of March 31, 2015, shareholders’ equity increased to $24.6 million from $23.8 million as of December 31, 2014. The increase was due to comprehensive income of $797,000 for the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at March 31, 2015. See Note 14 to the financial statements included in this report. Additional liquidity is also provided through the Bank’s lines of credit with each of the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide us with sources of off-balance sheet liquidity. As of March 31, 2015, our established credit line with the Federal Home Loan Bank of Dallas was $19.5 million, or 11.4% of assets, of which $10.0 million was utilized. As of March 31, 2015, our established credit line with the Federal Reserve Bank of Dallas was $11.4 million, or 6.7% of assets, none of which was utilized. Additionally, we serve as trustee or custodian for $37.7 million in cash deposits held at BlackRock, Inc. in a money market fund, of which approximately $27.0 million could be held at the Bank in deposit accounts fully insured by the FDIC.

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

In July 2013, the Office of the Comptroller of the Currency approved new rules on regulatory capital applicable to national banks, implementing the Basel III rules. The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress.  Most banking organizations, including the Bank, were required to apply the new capital rules on January 1, 2015. The final rules set a new common equity tier 1 requirement and higher minimum tier 1 requirements for all banking organizations. They also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a “capital conservation buffer” above minimum capital requirements. Pursuant to the Basel III Notice of Proposed Rulemaking, community banks were given the option of a one-time election in their March 31, 2015 quarterly financial filings with the appropriate federal regulator to opt-out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of Common Equity Tier 1 capital and, in effect, retain the AOCI treatment under the current capital rules. The Company made the election to continue to exclude AOCI from capital in connection with its March 31, 2015 quarterly financial filing. The BASEL III capital ratio requirements as applicable to the Bank as of January 1, 2015 and after the full phase-in period are summarized in the table below

	BASEL III Minimum Capital Requirements	BASEL III Additional Capital Conservation Buffer	BASEL III Requirements with Capital Conservation Buffer(1)
Total Capital (to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Capital (to risk weighted assets)	6.0%	2.5%	8.5%
Tier 1 Capital (to average assets) or Leverage ratio	4.0%	—%	4.0%
Common Equity Tier 1 (to risk weighted assets)	4.5%	2.5%	7.0%

(1) The capital conservation buffer is phased in over a five-year period with the increased capital ratios effective as of January 1, 2019.

In addition, the rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums, as set forth in the table below. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk weighted assets. The Bank’s implementation of the new rules on January 1, 2015 did not have a material impact on our capital needs.  As of March 31, 2015, the Bank was “well capitalized” under the Basel III regulatory framework.

(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Total Capital (to Risk Weighted Assets)	$25,299	16.82%	$12,033	8.00%	$15,041	10.00%

Tier 1 Capital (to Risk Weighted Assets)	23,601	15.69	9,025	6.00	12,033	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	23,601	15.69	6,768	4.50	9,777	6.50

Tier 1 Capital (to Average Assets)	23,601	14.44	6,539	4.00	8,174	5.00

As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$24,638	17.56%	$11,224	8.00%	$14,030	10.00%

Tier 1 Capital (to Risk Weighted Assets)	22,943	16.35	5,612	4.00	8,418	6.00

Tier 1 Capital (to Average Assets)	22,943	13.89	6,609	4.00	8,261	5.00

Liquidity Management

At March 31, 2015, the Company (excluding the Bank) had approximately $825,000 in cash. These funds can be used for Company operations, investment and for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company is dividends paid by the Bank. Banking regulations may limit the amount of dividends that may be paid. See Note 15 – Regulatory Matters in the accompanying notes to the consolidated financial statements included elsewhere in this report regarding dividends available for declaration.

The Bank’s liquidity is monitored by its management, the Investment/Asset-Liability Committee and the Board of Directors who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds are retail, custodial, and commercial deposits, loan repayments, maturity of investment securities, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank maintains investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

At March 31, 2015, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $14.5 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $44.7 million at March 31, 2015.

The Bank’s significant contractual obligations and other potential funding needs at March 31, 2015 consist of:

	As of March 31, 2015
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$69	$58	$-	$-

Time deposits	$44,738	$22,551	$1,414	$-

As of March 31, 2015, the Bank had cash and cash equivalents of $7.5 million, or 4.4% of total assets, and loans held for sale of $6.2 million, or 3.6% of total assets. Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of March 31, 2015, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $19.5 million, or 11.4% of total assets, of which $10.0 million was utilized at March 31, 2015.  The established credit line with the Federal Reserve Bank of Dallas was $11.4 million, or 6.7% of assets, none of which was utilized at March 31, 2015.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of March 31, 2015, the loan to deposit ratio was 100.4%. Total trust custodial cash available to the Bank as of March 31, 2015 was approximately $27.0 million. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 28.0% of total assets as of March 31, 2015. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Because the registrant is a smaller reporting company, disclosure under this item is not required.

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q filed by the registrant with the SEC on August 14, 2007)
3.2	Bylaws (incorporated by reference from the Current Report on Form 8-K filed by the registrant with the SEC on April 30, 2008)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32	Section 1350 Certification*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Date: May 14, 2015	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer