Form 10-Q
period 2015-06-30
T Bancshares, Inc.
filed 2015-08-13
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2015 was 4,037,907 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
(In thousands, except share amounts)	(unaudited)
ASSETS
Cash and due from banks	$1,860	$801
Interest-bearing deposits	7,212	5,588
Federal funds sold	335	543
Total cash and cash equivalents	9,407	6,932
Securities available-for-sale at estimated fair value	9,342	8,794
Securities, restricted at cost	847	1,038
Loans held for sale	4,389	5,158
Loans, net of allowance for loan losses of $1,563 and $1,695 respectively	139,034	124,405
Bank premises and equipment, net	4,508	4,552
Deferred tax assets, net	686	798
Receivable for loans sold	-	8,185
Other assets	3,592	3,221
Total assets	$171,805	$163,083

LIABILITIES
Demand deposits:
Noninterest-bearing	$24,840	$22,786
Interest-bearing	48,379	39,585
Time deposits $100,000 and over	66,593	59,397
Time deposits under $100,000	4,004	3,966
Total deposits	143,816	125,734
Borrowed funds	-	10,000
Other liabilities	2,396	3,552
Total liabilities	146,212	139,286

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 10,000,000 shares authorized; 4,037,907 and 4,029,932 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	40	40
Additional paid-in capital	22,736	22,664
Retained earnings	2,811	1,105
Accumulated other comprehensive income (loss)	6	(12)
Total shareholders’ equity	25,593	23,797
Total liabilities and shareholders’ equity	$171,805	$163,083

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Interest Income
Loan, including fees	$1,995	$1,879	$4,011	$3,634
Securities	55	66	116	133
Federal funds sold	-	-	1	1
Interest-bearing deposits	4	5	7	7
Total interest income	2,054	1,950	4,135	3,775
Interest Expense
Deposits	220	188	420	345
Borrowed funds	1	2	4	6
Total interest expense	221	190	424	351
Net interest income	1,833	1,760	3,711	3,424
Provision for loan losses	-	-	-	492
Net interest income after provision for loan losses	1,833	1,760	3,711	2,932
Non-interest Income
Trust income	3,102	2,854	6,129	5,647
Gain on sale of loans	624	229	984	437
Loan servicing income, net	109	60	208	108
Service fees and other income	17	17	34	36
Rental income	77	79	154	158
Total non-interest income	3,929	3,239	7,509	6,386
Non-interest Expense
Salaries and employee benefits	1,146	1,073	2,360	2,070
Occupancy and equipment	209	304	419	584
Trust expenses	2,491	2,291	4,913	4,451
Professional fees	124	131	212	226
Data processing	212	194	418	394
Other	171	196	377	381
Total non-interest expense	4,353	4,189	8,699	8,106
Income before Income Taxes	1,409	810	2,521	1,212
Income tax expense	430	288	815	444
Net Income	$979	$522	$1,706	$768

Earnings per common share:
Basic	0.24	0.13	0.42	0.19
Diluted	0.24	0.13	0.42	0.19

Weighted average common shares outstanding	4,030,545	4,021,932	4,030,240	4,021,932
Weighted average diluted shares outstanding	4,039,346	4,034,454	4,038,909	4,034,355

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net Income	$979	$522	$1,706	$768
Other comprehensive income (loss):
Securities available-for-sale:
Change in unrealized gain (loss) on investment securities available-for-sale, net of tax	(52)	83	18	232
Comprehensive income	$927	$605	$1,724	$1,000

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2014	$40	$22,631	$(1,933)	$(305)	$20,433

Net income - YTD	-	-	768	-	768
Other comprehensive income				232	232
Stock based compensation	-	9	-	-	9
BALANCE, June 30, 2014	$40	$22,640	$(1,165)	$(73)	$21,442

BALANCE, January 1, 2015	$40	$22,664	$1,105	$(12)	$23,797

Net income - YTD	-	-	1,706	-	1,706
Other comprehensive income				18	18
Issuance of 7,975 shares in connection with the directors’ common stock plan	-	58	-	-	58
Stock based compensation	-	14	-	-	14
BALANCE, June 30, 2015	$40	$22,736	$2,811	$6	$25,593

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$1,706	$768
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	492
Depreciation and amortization	110	82
Accretion of discount on loans	(51)	(6)
Securities premium amortization, net	23	18
Origination of loans held for sale	(10,168)	(9,859)
Proceeds from payments and sales of loans held for sale	11,656	4,642
Net gain on sale of loans	(984)	(437)
Stock based compensation	72	9
Receivable for sold loans	8,185	4,997
Deferred income taxes	112	221
Net change in:
Servicing assets, net	54	25
Other assets	(161)	(143)
Other liabilities	(1,164)	595
Net cash provided by operating activities	9,390	1,404

Cash Flows from Investing Activities
Purchase of securities available-for-sale	(1,000)	-
Principal payments, calls and maturities of securities available-for-sale	456	268
Purchase of securities, restricted	(199)	(350)
Proceeds from sale of securities, restricted	390	541
Net change in loans	(14,578)	(8,039)
Purchases of premises and equipment	(66)	(2,277)
Net cash used in investing activities	(14,997)	(9,857)

Cash Flows from Financing Activities
Net change in demand deposits	10,848	10,796
Net change in time deposits	7,234	13,043
Proceeds from borrowed funds	35,000	157,000
Repayment of borrowed funds	(45,000)	(168,000)
Net cash provided by financing activities	8,082	12,839

Net change in cash and cash equivalents	2,475	4,386
Cash and cash equivalents at beginning of period	6,932	5,444

Cash and cash equivalents at end of period	$9,407	$9,830

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$418	$344
Income taxes	$1,565	$450

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

We prepared the unaudited consolidated financial statements of T Bancshares, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our,” hereafter) following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) can be condensed or omitted.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Accounting Standards Update (ASU) No. 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective for the Company on January 1, 2015 and its adoption did not have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Company beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Company’s financial statements.

NOTE 3. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	June 30, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government agencies	$6,306	$66	$68	$6,304
Mortgage-backed securities	3,027	30	19	3,038
Total securities available-for-sale	$9,333	$96	$87	$9,342

Securities, restricted:
Other	$847	$-	$-	$847

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government agencies	$5,561	$76	$94	$5,543
Mortgage-backed securities	3,251	12	12	3,251
Total securities available-for-sale	$8,812	$88	$106	$8,794

Securities, restricted:
Other	$1,038	$-	$-	$1,038

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or U.S. government-sponsored agencies. Securities, restricted consist of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock, which are carried at cost.

At June 30, 2015 and December 31, 2014, securities with market value of $7.5 million and $6.8 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas. At June 30, 2015 and December 31, 2014, securities with market values of $1.1 million and $1.2 million were pledged against trust deposit balances held at the Company’s insured depository subsidiary, T Bank, N.A. (the “Bank”). One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at June 30, 2015 and December 31, 2014, with a market value of $772,000 and $840,000, respectively. The Bank held Federal Reserve Bank of Dallas stock in the amount of $570,000 at June 30, 2015 and December 31, 2014. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $277,000 and $468,000 at June 30, 2015 and December 31, 2014, respectively.

The amortized cost and estimated fair value of securities at June 30, 2015 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(In thousands)	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,000	$996
Due after five years through ten years	4,575	4,536
Due after ten years	731	772
Mortgage-backed securities	3,027	3,038
Total	$9,333	$9,342

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2015:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$996	$5	$1,936	$63	$2,932	$68
Mortgage-backed securities	-	-	1,602	19	1,602	19
Total	$996	$5	$3,538	$82	$4,534	$87

NOTE 4. LOANS

Major classifications of loans held for investment are as follows:

(In thousands)	June 30, 2015	December 31, 2014
Commercial and industrial	$77,493	$72,711
Consumer installment	1,749	1,578
Real estate – residential	6,679	1,993
Real estate – commercial	20,062	21,084
Real estate – construction and land	7,858	5,477
SBA:
SBA 7(a) unguaranteed portion	18,607	15,755
SBA 504	7,001	5,839
USDA	2,646	2,054
Other	-	1,000
Gross Loans	142,095	127,491
Less:
Allowance for loan losses	1,563	1,695
Deferred loan costs	(213)	(153)
Discount on loans	1,711	1,544
Net loans	$139,034	$124,405

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

During the three and six months ended June 30, 2015, the Company originated $4.7 million and $9.9 million, respectively, of SBA and USDA loans. The guaranteed portions of the loans are recorded as loans held for sale.  The Company had $4.4 million and $5.2 million of SBA loans held for sale as of June 30, 2015 and December 31, 2014, respectively. During the second quarter of 2015, the Company sold $6.5 million of SBA loans, recognizing a gain on sale of loans of $624,000, and recorded a servicing asset at fair value of $170,000.

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

Small Business Administration Lending - The Company originates SBA loans that are sometimes sold into the secondary market. The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The two primary SBA loan programs that the Company offers are the basic 7(a) Loan Guaranty (“7(a)”) program and the Certified Development Company (“CDC”), a Section 504 (“504”) program.

The 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes, including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for working capital and up to 25 years for fixed assets. The 7(a) loan is approved and funded by a qualified lender, guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 85% of the loan amount depending on loan size. The Company is required by the SBA to retain a contractual minimum of 5% on all SBA 7(a) program loans. The SBA 7(a) program loans are generally variable interest rate loans. Gains recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received are significant revenue sources for the Company. The servicing spread is 1% on the majority of SBA 7(a) program loans.

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

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 and 2014 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
Three months ended:
June 30, 2015
Beginning Balance	$1,051	$29	$48	$276	$104	$78	$-	$28	$84	$1,698
Provision (credit) for loan losses	(77)	(6)	38	(18)	(4)	145	-	(28)	(50)	-
Charge-offs	-	-	-	-	-	(141)	-	-	-	(141)
Recoveries	5	-	-	-	1	-	-	-	-	6
Net recoveries	5	-	-	-	1	(141)	-	-	-	(135)
Ending balance	$979	$23	$86	$258	$101	$82	$-	$-	$34	$1,563

June 30, 2014
Beginning Balance	$1,163	$18	$20	$262	$96	$194	$20	$-	$-	$1,773
Provision (credit) for loan losses	(33)	7	-	(12)	-	38	-	-	-	-
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	(32)	-	-	-	1	-	-	-	-	(31)
Net (charge-offs) recoveries	(32)	-	-	-	1	-	-	-	-	(31)
Ending balance	$1,098	$25	$20	$250	$97	$232	$20	$-	$-	$1,742

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
Six months ended:
June 30, 2015
Beginning Balance	$918	$20	$25	$265	$69	$344	$41	$13	$-	$1,695
Provision (credit) for loan losses	55	3	61	(7)	29	(121)	(41)	(13)	34	-
Charge-offs	-	-	-	-	-	(141)	-	-	-	(141)
Recoveries	6	-	-	-	3	-	-	-	-	9
Net recoveries	6	-	-	-	3	(141)	-	-	-	132
Ending balance	$979	$23	$86	$258	$101	$82	$-	$-	$34	$1,563

June 30, 2014
Beginning Balance	$1,805	$24	$20	$209	$74	$166	$20	$-	$-	$2,318
Provision (credit) for loan losses	363	1	-	41	21	66	-	-	-	492
Charge-offs	(1,073)	-	-	-	-	-	-	-	-	(1,073)
Recoveries	3	-	-	-	2	-	-	-	-	5
Net (charge-offs) recoveries	(1,070)	-	-	-	2	-	-	-	-	(1,068)
Ending balance	$1,098	$25	$20	$250	$97	$232	$20	$-	$-	$1,742

The Company’s allowance for loan losses as of June 30, 2015 and December, 31, 2014 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
June 30, 2015
Loans individually evaluated For impairment	$42	$-	$-	$-	$-	$-	$-	$-	$-	$42
Loans collectively evaluated For impairment	937	23	86	258	101	82	-	-	34	1,521
Ending balance	$979	$23	$86	$258	$101	$82	$-	$-	$34	$1,563

December 31, 2014
Loans individually evaluated For impairment	$70	$-	$-	$-	$-	$-	$-	$-	$-	$70
Loans collectively evaluated For impairment	848	20	25	265	69	344	41	13	-	1,625
Ending balance	$918	$20	$25	$265	$69	$344	$41	$13	$-	$1,695

The Company’s recorded investment in loans as of June 30, 2015 and December 31, 2014 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
June 30, 2015
Loans individually evaluated For impairment	$1,694	$-	$-	$147	$-	$-	$-	$-	$1,841
Loans collectively evaluated For impairment	75,799	1,749	6,679	19,915	7,858	25,608	2,646	-	140,254
Ending balance	$77,493	$1,749	$6,679	$20,062	$7,858	$25,608	$2,646	$-	$142,095

December 31, 2014
Loans individually evaluated For impairment	$1,803	$-	$-	$153	$-	$-	$-	$-	$1,956
Loans collectively evaluated For impairment	70,908	1,578	1,993	20,931	5,477	21,594	2,054	1,000	125,535
Ending balance	$72,711	$1,578	$1,993	$21,084	$5,477	$21,594	$2,054	$1,000	$127,491

At June 30, 2015 and December 31, 2014, there were $536,000, net of government guarantees, and $595,000, respectively, of commercial and industrial nonaccrual loans, and there were no loans contractually delinquent over 90 days and still accruing interest. During the second quarter of 2015, the Company repurchased the guaranteed portion of a defaulted SBA loan with a balance of $477,000. It is expected that the SBA will reimburse the Company for this amount after the foreclosure and collection process is complete.

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

The Company’s impaired loans and related allowance are summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2015						Six Months Ended
Commercial and industrial	$2,292	$836	$858	$1,694	$42	$1,762	$45
Real estate – commercial	147	147	-	147	-	150	3
Total	$2,439	$983	$858	$1,841	$42	$1,912	$48

December 31, 2014						Year Ended
Commercial and industrial	$1,836	$-	$1,803	$1,803	$70	$2,370	$134
Real estate – commercial	153	153	-	153	-	269	13
Total	$1,989	$153	$1,803	$1,956	$70	$2,639	$147

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest that would have been recognized for the six months ended June 30, 2015 and 2014 on non-accrual loans if performed in accordance with their original contract terms was not significant.

Restructured loans are considered “troubled debt restructurings” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. There were no troubled debt restructurings during the three and six months ended June 30, 2015.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three or six months ended June 30, 2015. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of June 30, 2015 and December 31, 2014, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

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

Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and an evaluation of the secondary support to the credit is performed.

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

The following summarizes the Company’s internal ratings of its loans:

(In thousands)			Special
June 30, 2015	Pass	Pass-Watch	Mention	Substandard	Doubtful	Total
Commercial and industrial	$75,539	$819	$339	$796	$-	$77,493
Consumer installment	1,749	-	-	-	-	1,749
Real estate – residential	6,679	-	-	-	-	6,679
Real estate – commercial	19,366	549	-	147	-	20,062
Real estate – construction and land	7,121	-	737	-	-	7,858
SBA	25,608	-	-	-	-	25,608
USDA	2,646	-	-	-	-	2,646
Other	-	-	-	-	-	-
Total	$138,708	$1,368	$1,076	$943	$-	$142,095

December 31, 2014
Commercial and industrial	$68,350	$2,272	$1,209	$880	$-	$72,711
Consumer installment	1,578	-	-	-	-	1,578
Real estate – residential	1,142	851	-	-	-	1,993
Real estate – commercial	20,366	-	565	153	-	21,084
Real estate – construction and land	4,571	149	757	-	-	5,477
SBA	21,594	-	-	-	-	21,594
USDA	2,054	-	-	-	-	2,054
Other	1,000	-	-	-	-	1,000
Total	$120,655	$3,272	$2,531	$1,033	$-	$127,491

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(In thousands)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
June 30, 2015
Commercial and industrial	$-	$-	$-	$77,493	$77,493	$-
Consumer installment	-	-	-	1,749	1,749	-
Real estate – residential	-	-	-	6,679	6,679	-
Real estate – commercial	-	-	-	20,062	20,062	-
Real estate – construction and land	-	-	-	7,858	7,858	-
SBA	-	494	-	25,114	25,608	-
USDA	-	-	-	2,646	2,646	-
Other	-	-	-	-	-	-
Total	$-	$494	$-	$141,601	$142,095	$-

December 31, 2014
Commercial and industrial	$276	$-	$276	$72,435	$72,711	$-
Consumer installment	-	-	-	1,578	1,578	-
Real estate – residential	-	-	-	1,993	1,993	-
Real estate – commercial	-	-	-	21,084	21,084	-
Real estate – construction and land	-	-	-	5,477	5,477	-
SBA	-	-	-	21,594	21,594	-
USDA	-	-	-	2,054	2,054	-
Other	-	-	-	1,000	1,000	-
Total	$276	$-	$276	$127,215	$127,491	$-

The $494,000 included in SBA loans greater than 90 days past due as of June 30, 2015, consists of one SBA loan that defaulted during the second quarter of 2015. This total includes the SBA guaranteed portion of the loan with a balance of $477,000, which the Bank repurchased from an investor, and the remaining balance of the unguaranteed portion of the loan of $17,000. The Bank charged off $141,000 of the unguaranteed portion of the loan, which had a balance of $158,000 when the borrower defaulted.

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor. No directors or officers have loans with the Company or the Bank.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at June 30, 2015 and December 31, 2014 were as follows:

(In thousands)	June 30, 2015	December 31, 2014
Land	$676	$676
Building	1,279	1,279
Building improvement	2,402	2,415
Furniture and equipment	1,159	1,078
Leasehold improvements	159	159
Construction in progress	-	2
	5,675	5,609
Less: accumulated depreciation	1,167	1,057
Balance at end of period	$4,508	$4,552

NOTE 7. OTHER ASSETS

Other assets consisted of the following at June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
Accounts receivable – trust fees	$1,082	$1,066
Loan servicing rights	1,360	1,150
Accrued interest receivable	453	478
Prepaid assets	281	358
Other	416	169
Total	$3,592	$3,221

For the three and six months ended June 30, 2015, the Company sold $6.5 million and $10.5 million, respectively, of SBA 7(a) program loans, and recorded a loan servicing asset of $170,000 and $264,000, respectively. The Company has elected to use the amortizing method for the treatment of servicing assets. Amortization expense for the three and six months ended June 30, 2015 was $29,000 and $54,000, respectively. In the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized.

NOTE 8. DEPOSITS

Time deposits of $250,000 and over totaled $25.0 million and $24.0 million at June 30, 2015 and December 31, 2014, respectively.

Deposits are summarized as follows:

(In thousands)	As of June 30, 2015		As of December 31, 2014
Non-interest bearing demand	$24,840	17%	$22,786	18%
Interest-bearing demand (NOW)	5,377	4	5,833	5
Money market accounts	38,302	27	30,599	24
Savings accounts	4,700	3	3,153	3
Time deposits $100,000 and over	66,593	46	59,397	47
Time deposits under $100,000	4,004	3	3,966	3
Total	$143,816	100%	$125,734	100%

At June 30, 2015, the scheduled maturities of time deposits were as follows:

(In thousands)
2015	$17,241
2016	35,625
2017	12,515
2018	3,689
2019	1,381
2020	146
Total	$70,597

NOTE 9. BORROWED FUNDS

The Company had no borrowed funds as of June 30, 2015. The Company had borrowed funds from the Federal Home Loan Bank of Dallas of $10.0 million as of December 31, 2014. As June 30, 2015, the Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $21.3 million secured by commercial loans and securities with collateral values of $14.1 million and $7.2 million, respectively. The Company had one outstanding advance for $10.0 million at December 31, 2014, with a fixed interest rate of 0.06% and maturity date of January 7, 2015. The advance was renewed at a fixed interest rate of 0.06% and maturity date of January 15, 2015. At maturity, we determine our borrowing needs and renew accordingly at varying terms ranging from one to 30 days.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $22.0 million as of June 30, 2015, secured by commercial loans and securities with collateral value of $21.2 million and $745,000, respectively. There were no outstanding borrowings at June 30, 2015 or December 31, 2014.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
Trust advisor fees payable	$1,546	$1,496
Incentive compensation	238	319
Data processing	78	114
Federal income tax payable	49	932
Audit fees	50	52
Franchise & property taxes	39	14
Interest payable	27	22
Legal	8	6
Other accruals	361	597
	$2,396	$3,552

NOTE 11. INCOME TAXES

Income tax expense for the three months ended June 30, 2015 and 2014 was $430,000 and $288,000, respectively. The Company’s effective income tax rate was 30.5% and 35.6% for the three months ended June 30, 2015 and 2014, respectively. Income tax expense for the six months ended June 30, 2015 and 2014 was $815,000 and $444,000, respectively. The Company’s effective income tax rate was 32.3% and 36.6% for the six months ended June 30, 2015 and 2014, respectively. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

Net deferred tax assets totaled $686,000 at June 30, 2015 and $798,000 at December 31, 2014.  No valuation allowance was recorded against deferred tax assets at June 30, 2015 or December 31, 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings in prior years. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

NOTE 12. EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 6% of their compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation.  Employer contributions charged to expense for the three months ending June 30, 2015 and 2014 totaled $41,000 and $22,000, respectively. Employer contributions charged to expense for the six months ending June 30, 2015 and 2014 totaled $71,000 and $48,000, respectively.

NOTE 13. STOCK AND COMPENSATION PLANS

2005 Stock Incentive Plan

The shareholders of the Company approved the 2005 Stock Incentive Plan (the “2005 Plan”) at the annual shareholder meeting held on June 2, 2005. The 2005 Plan authorizes the granting of options to purchase up to 260,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The 2005 Plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executives and other officers. The purpose of the 2005 Plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company.

The 2005 Plan is administered by the Board of Directors and has a term of 10 years. As of June 30, 2015, options to purchase a total of 232,000 shares of common stock were issued and outstanding with a weighted average exercise price of $8.85. These options vest through March 2019. As of December 31, 2014, options to purchase a total of 233,000 shares of common stock were issued and outstanding with a weighted average exercise price of $8.86. Outstanding stock options of 19,000 were considered in the diluted earnings per share computations for the three and six months ended June 30, 2015. The remaining 213,000 outstanding options at June 30, 2015 were not considered in the per share computation because their effect was anti-dilutive. Outstanding stock options of 27,000 were considered in the diluted earnings per share computations for the three and six months ended June 30, 2014. The remaining 214,000 outstanding options at June 30, 2014 were not considered in the per share computation because their effect was anti-dilutive.

The Company recorded $7,000 and $8,000 in compensation expense for the three months ended June 30, 2015 and 2014, respectively, and $14,000 and $9,000 in compensation expense for the six months ended June 30, 2015 and 2014, respectively, in connection with the 2005 Plan.

The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Plan for the six months ended June 30, 2015:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	233,000	$8.86
Granted	-	-
Exercised	-	-
Expired / forfeited	1,000	10.00

Outstanding at end of period	232,000	$8.85
Exercisable at end of period	207,200	$9.31
Available for grant at end of period	9,000

The weighted average remaining contractual life of options outstanding at June 30, 2015 was 2.1 years.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at June 30, 2015, was $168,000 and $112,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2014 was $116,000 and $54,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $7.30 and $6.25 at June 30, 2015 and December 31, 2014, respectively, and the exercise price, multiplied by the number of options outstanding. There were no stock options exercised during the three and six months ended June 30, 2015. There were 8,000 stock options exercised for the year ended December 31, 2014.

2015 Stock Incentive Plan

The shareholders of the Company approved the 2015 Stock Incentive Plan (the “2015 Plan”) at the Company’s annual shareholder meeting held on June 24, 2015. The 2015 Plan authorizes the granting of options to purchase up to 270,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The 2015 Plan is designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executives and other officers. The purpose of the 2015 Plan is to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company.

The 2015 Plan is administered by the Board of Directors and has a term of 10 years. As of June 30, 2015, there were no options granted or outstanding under the 2015 Plan.

2014 Non-employee Directors’ Common Stock Plan

In December 2014, the Board of Directors approved the 2014 Non-employee Directors’ Common Stock Plan (the “2014 Plan”). The 2014 Plan is intended to promote the best interest of the Company and its shareholders by providing service shares of the Company’s common stock to each non-employee director, which in turn is intended to promote an increased personal interest in the welfare of the Company by those individuals who are primarily responsible for shaping the long-range plans of the Company.

The 2014 Plan is administered by the Board of Directors. The number of shares issuable under this plan shall not exceed 100,000. On June 24, 2015, the Company granted 7,975 shares of the Company’s common stock to the non-employee directors. The grant date fair value was $7.25 per share, resulting in stock compensation expense of approximately $58,000.

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

The following table summarizes loan commitments as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
Undisbursed loan commitments	$13,431	$16,881
Standby letters of credit	10	10
	$13,441	$16,891

The Company has one non-cancelable office lease agreement, that expires in January 2017. The Company does not occupy this space, and receives rental payments under a sublease agreement that expires on the same date as the office lease. The Company has no plans to renew the lease and sublease. The Company also leases various pieces of office equipment under short-term agreements. Lease expense for the six months ended June 30, 2015 and 2014 was $3,000 and $77,000, respectively. The decrease in lease expense was due to the expiration of the lease of the Company’s prior office location in May 2014.

In addition, under an assignment and assumption agreement, the Company receives rental income from nine tenants in the building it is headquartered in, for office space the Company does not occupy. Rental income for the six months ended June 30, 2015 and 2014 was $154,000 and $158,000, respectively.

The Company is involved in various regulatory inspections, inquiries, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain, and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s regular practice is to expense legal fees as services are rendered in connection with legal matters and to accrue for liabilities when payment is probable.

Employment Agreements

The Company has entered into employment agreements with four officers of the Company, Steve Jones, Craig Barnes, Ken Bramlage and Patrick Howard. The agreements are for “at will” employment and may be terminated at any time in accordance with the terms of such employment agreements.

NOTE 15. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and, accordingly, the Company’s business, results of operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under GAAP, regulatory reporting requirements, and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

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

(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
Total Capital (to Risk Weighted Assets)	$26,189	17.38%	$12,055	8.00%	$15,068	10.00%

Tier 1 Capital (to Risk Weighted Assets)	24,626	16.34	9,041	6.00	12,055	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	24,626	16.34	6,781	4.50	9,794	6.50

Tier 1 Capital (to Average Assets)	24,626	14.41	6,841	4.00	8,552	5.00

As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$24,638	17.56%	$11,224	8.00%	$14,030	10.00%

Tier 1 Capital (to Risk Weighted Assets)	22,943	16.35	5,612	4.00	8,418	6.00

Tier 1 Capital (to Average Assets)	22,943	13.89	6,609	4.00	8,261	5.00

As of June 30, 2015, capital levels for the Bank exceeded all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis, as well as the minimum levels necessary to be considered “well capitalized.”

Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At June 30, 2015, approximately $5.7 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status.

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2015	December 31, 2014
ASSETS

Cash and due from banks	$822	$863
Accounts receivable	43	31
Investment in subsidiary	24,728	22,931

Total assets	$25,593	$23,825

LIABILITIES AND CAPITAL

Accounts payable	-	28
Capital	25,593	23,797

Total liabilities and capital	$25,593	$23,825

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Equity in income from subsidiary	$1,039	$570	$1,779	$820

Noninterest expense:
Professional and administrative	37	40	50	43
Stock based compensation	65	8	72	9
Total noninterest expenses	102	48	122	52
Income before income taxes	937	522	1,657	768
Income tax benefit	(42)	-	(49)	-
Net Income	$979	$522	$1,706	$768

 T BANCSHARES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net Income	$979	$522	$1,706	$768
Other comprehensive income (loss):
Securities available for sale:
Change in net unrealized gain (loss) on investment securities available-for-sale, net of tax	(52)	83	18	232
Comprehensive income	$927	$605	$1,724	$1,000

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$1,706	$768
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(1,779)	(820)
Stock based compensation	72	9
Net change in other assets	(12)	-
Net change in other liabilities	(28)	8
Net cash used in operating activities	(41)	(35)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net change in cash and cash equivalents	(41)	(35)
Cash and cash equivalents at beginning of period	863	921

Cash and cash equivalents at end of period	$822	$886

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2015
Securities available-for-sale:
U.S. government agencies	$-	$6,304	$-	$6,304
Mortgage-backed securities	-	3,038	-	3,038

As of December 31, 2014
Securities available-for-sale:
U.S. government agencies	$-	$5,543	$-	$5,543
Mortgage-backed securities	-	3,251	-	3,251

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2014 to June 30, 2015, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include:

At June 30, 2015, impaired loans with a carrying value of $858,000 were reduced by specific valuation allowances totaling $42,000, resulting in a net fair value of $816,000 based on Level 3 inputs. At December 31, 2014, impaired loans with a carrying value of $1.8 million were reduced by specific valuation allowances totaling $70,000 resulting in a net fair value of $1.7 million based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk.

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

The significant unobservable inputs (Level 3) used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, the cash flow discounts ranged from 0% to 30% for three cash flow impaired loans.

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

In connection with the sale of $10.5 million in SBA guaranteed loans during the six months ended June 30, 2015, the Company added a servicing asset of $264,000 and amortized $54,000 using the amortization method for the treatment of servicing. SBA and USDA loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. For the asset recorded in during the six months ended June 30, 2015, the discount rate ranged from 7.4% to 9.4% and the combined prepayment and default rate ranged from 8.6% to 10.2%.

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	June 30, 2015
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$9,407	$9,407
Level 2 inputs:
Securities available for sale	9,342	9,342
Securities, restricted	847	847
Loans held for sale	4,389	4,910
Accrued interest receivable	453	453
Level 3 inputs:
Loans, net	139,034	139,458
Servicing asset	1,360	1,360
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	24,840	24,840
Level 2 inputs:
Interest bearing deposits	118,976	116,718
Borrowed funds	-	-
Accrued interest payable	27	27

	December 31, 2014
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$6,932	$6,932
Level 2 inputs:
Securities available for sale	8,794	8,794
Securities, restricted	1,038	1,038
Loans held for sale	5,158	5,709
Accrued interest receivable	478	478
Receivable for sold loans	8,185	8,185
Level 3 inputs:
Loans, net	124,405	125,527
Servicing asset	1,150	1,150
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	22,786	22,786
Level 2 inputs:
Interest bearing deposits	102,948	102,530
Borrowed funds	10,000	10,000
Accrued interest payable	22	22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of June 30, 2015 and December 31, 2014, and our consolidated results of operations for the three and six months ended June 30, 2015 and 2014. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. It is important to note that our actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014, including the following:

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

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	if we fail to retain our trust customers, our non-interest income could be adversely affected;

•	we face substantial competition in our primary market area with respect to products and pricing;

•	if we fail to sustain attractive investment returns to our trust customers, our growth and profitability in our trust services could be adversely affected;

•	we have a significant dental industry loan concentration in which economic or regulatory changes could adversely affect the ability of those customers to fulfill their loan obligations;

•	we compete in an industry that continually experiences technological change, and we may not be able to compete effectively with other banking institutions with greater resources;

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

•
changes in the general level of interest rates, inflation and other economic factors can affect the Company’s interest income by affecting the spread between interest-earning assets and interest-bearing liabilities;

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

The following discussion focuses on our financial condition at June 30, 2015 and December 31, 2014, and our results of operations for the three and six months ended June 30, 2015 and 2014.

Results of Operations

Key Performance Indicators at June 30, 2015

The following were key indicators of our performance and results of operations for the three and six months ended June 30, 2015:

•	total assets were $171.8 million at the end of the second quarter of 2015, representing an increase of $8.7 million, or 5.3%, from $163.1 million at the end of 2014;

•
total loans held for investment, net of allowance for loan losses and deferred loan fees, increased $14.6 million, or 11.7%, to $139.0 million at the end of the second quarter of 2015, compared to $124.4 million at the end of 2014;

•
total loans held for sale, which consists primarily of the guaranteed portion of SBA 7(a) loans, decreased $0.8 million, or 15.4%, to $4.4 million at the end of the second quarter of 2015, compared to $5.2 million at the end of 2014;

•	total deposits increased $18.1 million, or 14.4%, to $143.8 million at the end of the second quarter of 2015, compared to $125.7 million at the end of 2014;
•
net income was $979,000 for the three months ended June 30, 2015, compared to $522,000 for the same period in the prior year. The increase was primarily due to the increase in gain on loans sold and increase in trust income. The Company recognized income tax expense of $430,000 for the three months ended June 30, 2015, compared to $288,000 for the same period in the prior year. Net income was $1.7 million for the six months ended June 30, 2015, compared to $768,000 for the same period in the prior year. The Company recognized income tax expense of $815,000 for the six months ended June 30, 2015, compared to $444,000 for the same period in 2014;

•
return on average assets was 2.29% and 2.04% for the three and six months ended June 30, 2015, respectively, compared to 1.35% and 1.01% for the same periods in 2014. Return on average equity was 16.28% and 14.47% for the three and six months ended June 30, 2015, respectively, compared to 10.34% and 7.74% for the same periods in 2014;

•
total revenue increased $800,000, or 15.4% to $6.0 million for the three months ended June 30, 2015, compared to $5.2 million for the same period in the prior year, and increased $1.4 million, or 13.7%, to $11.6 million for the six months ended June 30, 2015, compared to $10.2 million for the same period in the prior year;

•	tier 1 capital to average assets and total capital ratios for the Bank at June 30, 2015 were 14.41% and 17.38%, respectively, compared to 13.89% and 17.56%, respectively, at December 31, 2014; and

•	the book value of our stock increased to $6.34 at June 30, 2015, compared to $5.91 at December 31, 2014.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three and six months ended June 30, 2015 and 2014.

 FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended June 30,
	2015			2014
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets
Loans, net of unearned discount(1)	$145,097	$1,995	5.52%	$129,264	$1,879	5.83%
Interest-bearing deposits and federal funds sold	6,963	4	0.25%	7,260	5	0.28%
Securities	9,751	55	2.25%	10,319	66	2.57%
Total earning assets	161,811	2,054	5.09%	146,843	1,950	5.33%
Cash and other assets	10,955			9,495
Allowance for loan losses	(1,694)			(1,763)
Total assets	$171,072			$154,575

Interest-bearing liabilities
NOW accounts	$5,562	4	0.30%	$3,516	3	0.34%
Money market accounts	36,792	45	0.49%	32,973	40	0.49%
Savings accounts	4,538	6	0.50%	2,765	3	0.44%
Time deposits $100,000 and over	66,613	155	0.93%	63,419	131	0.83%
Time deposits under $100,000	3,747	10	1.08%	4,122	11	1.07%
Total interest-bearing deposits	117,252	220	0.75%	106,795	188	0.71%
Borrowed funds	3,297	1	0.15%	6,802	2	0.12%
Total interest-bearing liabilities	120,549	221	0.74%	113,597	190	0.67%
Non-interest-bearing deposits	24,889			19,475
Other liabilities	1,582			1,313
Shareholders’ equity	24,052			20,190
Total liabilities and shareholders’ equity	$171,072			$154,575

Net interest income		1,833			1,760
Net interest spread			4.36%			4.66%
Net interest margin			4.54%			4.81%

Provision for loan loss		-			-
Non-interest income		3,929			3,239
Non-interest expense		4,353			4,189
Income before income taxes		1,409			810
Income taxes expense		430			288
Net income		$979			$522

Earnings per share		$0.24			$0.13
Return on average equity		16.28%			10.34%
Return on average assets		2.29%			1.35%
Equity to assets ratio		14.06%			13.06%

(1)	Includes nonaccrual loans

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Six Months Ended June 30,
	2015			2014
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets
Loans, net of unearned discount(1)	$141,765	$4,011	5.71%	$126,948	$3,634	5.77%
Interest-bearing deposits and federal funds sold	6,580	8	0.25%	6,538	8	0.25%
Securities	9,728	116	2.40%	10,420	133	2.57%
Total earning assets	158,073	4,135	5.28%	143,906	3,775	5.29%
Cash and other assets	10,972			9,473
Allowance for loan losses	(1,695)			(1,777)
Total assets	$167,350			$151,602

Interest-bearing liabilities
NOW accounts	$5,480	8	0.29%	$3,632	6	0.33%
Money market accounts	35,397	87	0.50%	32,607	78	0.48%
Savings accounts	4,099	10	0.49%	2,230	6	0.54%
Time deposits $100,000 and over	64,566	295	0.92%	58,131	233	0.81%
Time deposits under $100,000	3,824	20	1.05%	4,079	22	1.09%
Total interest-bearing deposits	113,366	420	0.75%	100,679	345	0.69%
Borrowed funds	4,862	4	0.17%	10,094	6	0.12%
Total interest-bearing liabilities	118,228	424	0.72%	110,773	351	0.64%
Non-interest-bearing deposits	23,715			19,345
Other liabilities	1,835			1,493
Shareholders’ equity	23,572			19,991
Total liabilities and shareholders’ equity	$167,350			$151,602

Net interest income		3,711			3,424
Net interest spread			4.55%			4.65%
Net interest margin			4.73%			4.80%

Provision for loan loss		-			492
Non-interest income		7,509			6,386
Non-interest expense		8,699			8,106
Income before income taxes		2,521			1,212
Income taxes expense		815			444
Net income		$1,706			$768

Earnings per share		$0.42			$0.19
Return on average equity		14.47%			7.68%
Return on average assets		2.04%			1.01%
Equity to assets ratio		14.09%			13.19%

(1)	Includes nonaccrual loans

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

	Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
	Increase (Decrease) Due to Change in
	Yield/	Average
(In thousands)	Rate	Volume	Total
Interest-bearing deposits and federal funds sold	$(1)	$-	$(1)
Securities	(8)	(3)	(11)
Loans, net of unearned discount (1)	(102)	218	116
Total earning assets	(111)	215	104

NOW	-	1	1
Money market	-	5	5
Savings	1	2	3
Time deposits $100,000 and over	17	7	24
Time deposits under $100,000	-	(1)	(1)
Borrowed funds	-	(1)	(1)
Total interest-bearing liabilities	18	13	31

Changes in net interest income	$(129)	$202	$73

(1)	Average loans include non-accrual.

Net interest income for the three months ended June 30, 2015 increased $73,000, or 4.1%, compared to the same period in the prior year. The increase was due to an increase in the average volume of interest-earning assets, partially offset by a decrease in the average interest yield of earning assets. Net interest margin decreased 27 basis points from 4.81% during the three months ended June 30, 2014 to 4.54% during the three months ended June 30, 2015. The decrease in net interest margin was the result of a decrease in the average yield on loans.

Total interest income for the three months ended June 30, 2015 increased $104,000, or 5.3%, compared to the same period in the prior year. Average interest-earning asset volume increased $15.0 million, or 10.2%, to $161.8 for the three months ended June 30, 2015, compared to $146.8 million for the same period in the prior year, primarily due to the increase in the loan portfolio. The average interest yield of earning assets decreased 24 basis points to 5.09% during the three months ended June 30, 2015, compared to 5.33% for the same period in the prior year. The average yield on loans was 5.52% during the three months ended June 30, 2015 compared to 5.83% during the three months ended June 30, 2014.

Total interest expense for the three months ended June 30, 2015 increased $31,000, or 16.3%, compared to same period in the prior year. The average cost of interest-bearing liabilities increased 7 basis points to 0.74% for the three months ended June 30, 2015, compared to 0.67% for the same period in the prior year. Average volume of interest-bearing liabilities increased $6.9 million to $120.5 million for the three months ended June 30, 2015, compared to $113.6 million for the same period in the prior year. Average interest-bearing deposits increased $10.5 million to $117.3 million for the three months ended June 30, 2015, compared to $106.8 million for the same period in the prior year. Average borrowed funds decreased $3.5 million to $3.3 million for the three months ended June 30, 2015, compared to $6.8 million for the same period in the prior year.

	Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
	Increase (Decrease) Due to Change in
	Yield/	Average
(In thousands)	Rate	Volume	Total
Interest-bearing deposits and federal funds sold	$-	$-	$-
Securities	(9)	(8)	(17)
Loans, net of unearned discount (1)	(42)	419	377
Total earning assets	(51)	411	360

NOW	(1)	3	2
Money market	2	7	9
Savings	(1)	5	4
Time deposits $100,000 and over	33	29	62
Time deposits under $100,000	(1)	(1)	(2)
Borrowed funds	2	(4)	(2)
Total interest-bearing liabilities	34	39	73

Changes in net interest income	$(85)	$372	$287

(1)	Average loans include non-accrual.

Net interest income for the six months ended June 30, 2015 increased $287,000, or 8.4%, compared to the same period in the prior year. The increase was due to an increase in the average volume of interest-earning assets, partially offset by a decrease in the average interest yield of earning assets, an increase in the average volume of interest-bearing liabilities and an increase in the average cost of interest-bearing liabilities. Net interest margin decreased 7 basis points from 4.80% during the six months ended June 30, 2014 to 4.73% during the six months ended June 30, 2015.

Total interest income for the six months ended June 30, 2015 increased $360,000, or 9.5%, compared to the same period in the prior year. Average interest-earning asset volume increased $14.2 million, or 9.9%, to $158.1 million for the six months ended June 30, 2015, compared to $143.9 million for the same period in the prior year, due to the increase in the loan portfolio. The average interest yield of earning assets decreased 1 basis points to 5.28% for the six months ended June 30, 2015, compared to 5.29% for the same period in the prior year. The average yield on loans was 5.71% during the six months ended June 30, 2015 compared to 5.77% during the six months ended June 30, 2014.

Total interest expense for the six months ended June 30, 2015 increased $73,000, or 20.8%, compared to same period in the prior year. The average cost of interest-bearing liabilities increased 8 basis points to 0.72% for the six months ended June 30, 2015, compared to 0.64% for the same period in the prior year. Average volume of interest-bearing liabilities increased $7.4 million to $118.2 million for the six months ended June 30, 2015, compared to $110.8 million for the same period in the prior year. Average interest-bearing deposits increased $12.7 million to $113.4 million for the six months ended June 30, 2015, compared to $100.7 million for the same period in the prior year. Average borrowed funds decreased $5.2 million to $4.9 million for the six months ended June 30, 2015, compared to $10.1 million for the same period in the prior year.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

We did not record a provision for loan losses for the three or six months ended June 30, 2015. For the three and six months ended June 30, 2015, we had one loan charge-off of $141,000, and recoveries of $6,000 and $9,000, respectively. For the three months ended June 30, 2014, there was no provision for loan losses, no charge-offs and recoveries of $31,000. For the six months ended June 30, 2014, we recorded a provision of loan losses of $492,000, we had charge-offs of $1.1 million, primarily consisting of one dental loan which was charged-off during the first quarter of 2014, and recoveries of $5,000.

Non-interest Income

The components of non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Trust services	$3,102	$2,854	$6,129	$5,647
Gain on sale of loans	624	229	984	437
Loan servicing fees, net	109	60	208	108
Service fees and other income	17	17	34	36
Rental income	77	79	154	158
	$3,929	$3,239	$7,509	$6,386

Non-interest income for the three and six months ended June 30, 2015 increased $690,000, or 21.3%, and $1.1 million, or 17.6%, respectively, compared to the same periods in the prior year. The increases were primarily due to an increase in the gain on sale of loans and trust income.

Trust income is earned on the value of managed and non-managed assets held in custody. For the three and six months ended June 30, 2015, trust income increased $248,000, or 8.7%, and $482,000, or 8.5%, respectively, compared to the same periods in the prior year. These increases were due to a 5 basis point rate increase in the trustee/custodial fee, which was effective in September 2014, resulting in additional fee income of approximately $150,000 per quarter. The 5 basis point rate increase in the fee is passed on to the Bank’s registered investment advisor, and therefore there was a corresponding increase in trust expense included in non-interest expense. The remaining increase was a result of improvements in market values of assets in trust accounts during 2015.

Gain on sale of loans increased $395,000, or 172.5%, and $547,000, or 125.2%, respectively, for the three and six months ended June 30, 2015, compared to the same periods in the prior year. For the three months ended June 30, 2015 and 2014, the Company sold $6.5 million and $2.2 million, respectively, of loans held for sale resulting in gains on sale of loans of $624,000 and $229,000, respectively. For the six months ended June 30, 2015 and 2014, the Company sold $10.5 million and $4.2 million, respectively, of loans held for sale resulting in gains on sale of loans of $984,000 and $437,000, respectively.

Loan servicing fees, net of servicing asset amortization, increased $49,000, or 80.8%, and $100,000, or 93.4%, respectively, for the three and six months ending June 30, 2015, compared to the same periods in the prior year. The increase was related to the increase in SBA loans sold during 2015 with servicing retained.

Service fees and other income for the three months ended June 30, 2015 did not change from the same period in the prior year, and decreased $2,000, or 6.7%, for the six months ended June 30, 2015, compared to the same period in the prior year.

Rental income decreased $2,000, or 2.5%, and $4,000, or 2.5%, respectively, for the three and six months ended June 30, 2015, compared to the same periods in the prior year.

Non-interest Expense

The components of non-interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Salaries and employee benefits	$1,146	$1,073	$2,360	$2,070
Occupancy and equipment	209	304	419	584
Trust expenses	2,491	2,291	4,913	4,451
Professional fees	124	131	212	226
Data processing	212	194	418	394
Other expense	171	196	377	381
	$4,353	$4,189	$8,699	$8,106

Non-interest expense for the three and six months ended June 30, 2015 increased $164,000, or 3.9%, and $593,000, or 7.3%, respectively, compared to the same periods in the prior year.

Salaries and employee benefits for the three and six months ended June 30, 2015 increased $73,000, or 6.8%, and $290,000, or 14.0%, respectively, compared to the same periods in the prior year. The increase was due to an increase in staff, primarily in the loan production area of the Company, increases in incentive bonuses due to increased loan production and annual merit increases.

Occupancy and equipment expenses for the three and six months ended June 30, 2015 decreased $95,000, or 31.3%, and $165,000, or 28.3%, respectively, compared to the same periods in the prior year. The decrease was primarily due to the savings in rent related to the termination of the lease for the Company’s previous location in May of 2014, and also to a decrease in building maintenance costs.

Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. For the three and six months ended June 30, 2015, trust expenses increased $200,000, or 8.7%, and $462,000, or 10.4%, respectively, compared to the same periods in the prior year. The increase is related to the 5 basis point rate increase in the trustee/custodial fee in September 2014 explained in non-interest income above, and also to improvements in market values of the assets during the past year.

Professional fees for the three and six months ended June 30, 2015 decreased $7,000, or 5.3%, and $14,000, or 6.2%, respectively, compared to the same periods in the prior year. The decrease was primarily due to decrease in legal fees.

Data processing fees for the three and six months ended June 30, 2015 increased $18,000, or 9.3%, and $24,000, or 6.1%, respectively, compared to the same periods in the prior year. The increase was related to enhancements to the Company’s internet customer platform.

Other expenses for the three and six months ended June 30, 2015 decreased $25,000, or 12.8%, and $4,000, or 1.0%, respectively, compared to the same periods in the prior year. The decrease was related to decreases in OREO expense, FDIC insurance premium, and other miscellaneous expenses, partly offset by increases in donations expense and employee recruiting expense related to loan production personnel, among other things.

Income Taxes

The Company recognized income tax expense of $430,000 and $815,000, for an effective income tax rate of 30.5% and 32.3%, respectively, for the three and six months ended June 30, 2015, compared to $288,000 and $444,000, for an effective income tax rate of 35.6% and 36.6%, respectively, for the same periods in the prior year. The decrease in the effective tax rate was due to a $40,000 benefit adjustment for 2014 taxes.

Financial Condition

Our total assets as of June 30, 2015 increased $8.7 million to $171.8 million, compared to $163.1 million as of December 31, 2014, primarily as a result of an increase in total loans. Net loans held for investment increased $14.6 million, or 11.7%, to $139.0 million as of June 30, 2015, compared to $124.4 million as of December 31, 2014. Receivable for loans sold decreased $8.2 million, which was the balance at December 31, 2014. There was no receivable for loans sold at June 30, 2015. Total deposits increased $18.1 million, or 14.4%, to $143.8 million as of June 30, 2015, compared to $125.7 million as of December 31, 2014. Shareholders’ equity increased $1.8 million, or 7.6%, to $25.6 million as of June 30, 2015, compared to $23.8 million as of December 31, 2014.

Cash and Due From Banks

Cash and due from banks increased $1.1 million to $1.9 million as of June 30, 2015, compared to $801,000 as of December 31, 2014. The increase is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits increased $1.6 million to $7.2 million as of June 30, 2015, compared to $5.6 million as of December 31, 2014. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of June 30, 2015 and December 31, 2014, the Company held Federal Reserve Bank of Dallas stock of $570,000, and Federal Home Loan Bank of Dallas stock of $277,000 and $468,000, respectively. As of June 30, 2015 and December 31, 2014, we had government agency securities with amortized cost of $6.3 million and $5.6 million, respectively, and fair value of $6.3 million and $5.5 million, respectively. As of June 30, 2015 and December 31, 2014, we had mortgage-backed securities with amortized cost and fair value of $3.0 million and $3.3 million, respectively.

At June 30, 2015 and December 31, 2014, securities with fair value of $7.5 million and $6.8 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with fair value of $1.1 million and $1.2 million, respectively, were pledged against trust deposit balances held at the Bank. One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at June 30, 2015 and December 31, 2014 with a fair value of $772,000 and $840,000, respectively.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(In thousands)	June 30, 2015	December 31, 2014
Commercial and industrial	$77,493	$72,711
Consumer installment	1,749	1,578
Real estate – residential	6,679	1,993
Real estate – commercial	20,062	21,084
Real estate – construction and land	7,858	5,477
SBA:
SBA 7(a) unguaranteed portion	18,607	15,755
SBA 504	7,001	5,839
USDA	2,646	2,054
Other	-	1,000
Gross Loans	142,095	127,491
Less:
Allowance for loan losses	1,563	1,695
Deferred loan costs	(213)	(153)
Discount on loans	1,711	1,544
Net loans	$139,034	$124,405

As of June 30, 2015 and December 31, 2014, total loans held for investment were $139.0 million and $124.4 million, respectively. Total loans, net of deferred fees, discount and reserves as a percentage of total assets were 80.9% as of June 30, 2015 and 77.3% as of December 31, 2014.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of June 30, 2015 and December 31, 2014, commercial loans totaled $77.5 million and $72.7 million, respectively, representing approximately 54.5% and 57.0% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of June 30, 2015 and December 31, 2014, consumer loans totaled $1.7 million and $1.6 million, respectively, approximately 1.2% of our total funded loans.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At June 30, 2015 and December 31, 2014, real estate loans totaled $34.6 million and $28.6 million, respectively, approximately 24.3% and 22.4% of our total loans, respectively.

Our SBA loan portfolio consists of loans guaranteed by the Small Business Administration (“SBA 7(a)”) and conventional loans promulgated under the SBA’s 504 loan program which serve the small business community. The SBA 7(a) loans are generally guaranteed by the SBA up to 75% of the principal balance. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. The Company records the guaranteed portion of the loans as held for sale. As of June 30, 2015 and December 31, 2014, SBA loans held for investment totaled $25.6 million and $21.6 million, respectively, representing approximately 18.0% and 16.9% of our total funded loans, respectively.

Our USDA loan portfolio consists of loans guaranteed by the USDA which serve rural areas. USDA loans are guaranteed up to 90% of the principal balance. As of June 30, 2015 and December 31, 2014, USDA loans held for investment totaled $2.6 and $2.1 million, respectively, representing approximately 1.8% and1.6% of our total funded loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of June 30, 2015, our commercial loan and real estate loan portfolio included $68.6 million of loans, approximately 48.3% of our total funded loans, to dental professionals. These loans were made to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of June 30, 2015:

	As of June 30, 2015
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$4,835	$13,240	$36,052	$23,366	$-	$77,493
Consumer installment	1,065	506	178	-	-	1,749
Real estate – residential	2,226	3,350	101	1,002	-	6,679
Real estate – commercial	5,033	4,029	2,764	5,448	2,788	20,062
Real estate – construction and land	4,822	431	754	1,851	-	7,858
SBA 7a unguaranteed portion	18,377	-	158	72	-	18,607
SBA 504	7,001	-	-	-	-	7,001
USDA	1,659	-	987	-	-	2,646
Other	-	-	-	-	-	-
Total	$45,018	$21,556	$40,994	$31,739	$2,788	$142,095

Non-performing Assets and Restructured Loans

Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of June 30, 2015, we had no loans 90 days or more past due and still accruing interest and $536,000 in loans on non-accrual status, net of SBA guaranteed portion of $477,000. At December 31, 2014, we had no loans 90 days or more past due and still accruing interest and $595,000 in loans on non-accrual status. There was no OREO at June 30, 2015 and December 31, 2014. Total non-performing assets, net of SBA guaranteed portion, as of June 30, 2015 were $536,000, compared to $595,000 as of December 31, 2014.

During the second quarter of 2015, the Bank repurchased the guaranteed portion of a defaulted SBA loan with a balance of $477,000.  After the foreclosure and collection process is complete, it is expected that the SBA will reimburse the Company for this amount.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the non-performing asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “pass-watch” are those loans that have been determined to require enhanced monitoring for potential weaknesses which require further investigation. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on non-accrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At June 30, 2015, the Company had $1.4 million in pass-watch loans, $1.1 million in special mention loans, $943,000 in substandard loans and no doubtful loans. At December 31, 2014, the Company had $3.3 million in pass-watch loans, $2.5 million in special mention loans, $1.0 million in substandard loans and no doubtful loans.

The following table sets forth certain information regarding non-accrual loans by type, loans past due 90 days and accruing, OREO and restructured loans accruing as of the dates indicated. Trouble debt restructurings on non-accrual status are reported as non-accrual loans.

	June 30, 2015		December 31, 2014
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Commercial and industrial	$519	0.30%	$595	0.36%
SBA 7a, net of guaranteed portion	17	0.01	-	-
Total non-accrual loans	536	0.31%	595	0.36%
Loans past due 90 days and accruing	-	-	-	-
Foreclosed assets	-	-	-	-
Total non-performing assets	$536	0.31%	$595	0.36%
Restructured loans	$441	0.26%	$595	0.36%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $48,000 and $96,000 during the six months ended June 30, 2015 and 2014, respectively. Interest not recognized on impaired loans during the three and six months ended June 30, 2015 and 2014 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.6 million, or 1.1% of total funded loans at June 30, 2015, and $1.7 million, or 1.3% of total funded loans at December 31, 2014. We did not record a provision for loan losses for the six months ended June 30, 2015, and $492,000 for the same period in the prior year.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had one SBA loan charge-off of $141,000, and recoveries of $9,000 during the six months ended June 30, 2015. For the six months ended June 30, 2014, we had $1.1 million, primarily consisting of one dental loan, and recoveries of $5,000.

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

(In thousands, except percentages)	June 30, 2015		December 31, 2014
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$979	54.6%	$918	57.0%
Consumer installment	23	1.2	20	1.2
Real estate – residential	86	4.7	25	1.6
Real estate – commercial	258	14.1	265	16.5
Real estate – construction and land	101	5.5	69	4.3
SBA	82	18.0	344	17.0
USDA	-	-	41	1.6
Other	-	-	13	0.8
Unallocated	34	1.9	-	-
Total allowance for loan losses	$1,563	100.0%	$1,695	100.0%

Deposits

Deposits are our primary source of funding. Total deposits at June 30, 2015 and December 31, 2014 were $143.8 million and $125.7 million, respectively. Total average deposits increased $17.1 million for the six months ended June 30, 2015, to $137.1 million, compared to $120.0 million for the six months ended June 30, 2014

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended June 30, 2015 and 2014:

	For the six months ended June 30,
	2015			2014
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$23,715	17.3%	0.00%	$19,345	16.1%	0.00%
NOW accounts	5,480	4.0	0.29	3,632	3.0	0.33
Money market accounts	35,397	25.8	0.50	32,607	27.2	0.48
Savings accounts	4,099	3.0	0.49	2,230	1.9	0.54
Time deposits $100,000 and over	64,566	47.1	0.92	58,131	48.4	0.81
Time deposits under $100,000	3,824	2.8	1.05	4,079	3.4	1.09
Total deposits	$137,081	100.00%	0.62%	$120,024	100.00%	0.58%

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(In thousands)	June 30, 2015	December 31, 2014
Three months or less	$8,677	$15,146
Over three months through six months	7,449	6,701
Over six months through twelve months	25,491	16,167
Over twelve months	24,976	21,383
Total	$66,593	$59,397

Shareholders’ Equity

As of June 30, 2015, shareholders’ equity increased to $25.6 million from $23.8 million as of December 31, 2014. The increase was due to comprehensive income of $1.7 million for the six months ended June 30, 2015.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank had any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at June 30, 2015.

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

In July 2013, the Office of the Comptroller of the Currency approved new rules on regulatory capital applicable to national banks, implementing the Basel III rules. The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress.  Most banking organizations, including the Bank, were required to apply the new capital rules on January 1, 2015. The final rules set a new common equity tier 1 requirement and higher minimum tier 1 requirements for all banking organizations. They also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a “capital conservation buffer” above minimum capital requirements. Pursuant to the Basel III Notice of Proposed Rulemaking, community banks were given the option of a one-time election in their March 31, 2015 quarterly financial filings with the appropriate federal regulator to opt-out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of Common Equity Tier 1 capital and, in effect, retain the AOCI treatment under the current capital rules. The Company made the election to continue to exclude AOCI from capital in connection with its March 31, 2015 quarterly financial filing. The BASEL III capital ratio requirements as applicable to the Bank as of January 1, 2015 and after the full phase-in period of the capital conservation buffer, are summarized in the table below.

	BASEL III Minimum Capital Requirements	BASEL III Additional Capital Conservation Buffer	BASEL III Requirements with Capital Conservation Buffer(1)
Total Capital (to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Capital (to risk weighted assets)	6.0%	2.5%	8.5%
Tier 1 Capital (to average assets) or Leverage ratio	4.0%	-%	4.0%
Common Equity Tier 1 (to risk weighted assets)	4.5%	2.5%	7.0%

(1) The capital conservation buffer is phased in over a five-year period with the increased capital ratios effective as of January 1, 2019.

In addition, the rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums, as set forth in the table below. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk weighted assets. The Bank’s implementation of the new rules on January 1, 2015 did not have a material impact on our capital needs.  As of June 30, 2015, the Bank was “well capitalized” under the Basel III regulatory framework.

(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
Total Capital (to Risk Weighted Assets)	$26,189	17.38%	$12,055	8.00%	$15,068	10.00%

Tier 1 Capital (to Risk Weighted Assets)	24,626	16.34	9,041	6.00	12,055	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	24,626	16.34	6,781	4.50	9,794	6.50

Tier 1 Capital (to Average Assets)	24,626	14.41	6,841	4.00	8,552	5.00

As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$24,638	17.56%	$11,224	8.00%	$14,030	10.00%

Tier 1 Capital (to Risk Weighted Assets)	22,943	16.35	5,612	4.00	8,418	6.00

Tier 1 Capital (to Average Assets)	22,943	13.89	6,609	4.00	8,261	5.00

Liquidity Management

At June 30, 2015, the Company (excluding the Bank) had approximately $822,000 in cash. These funds can be used for Company operations, investment, for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company is dividends paid by the Bank. Banking regulations may limit the amount of dividends that may be paid. See Note 15 – Regulatory Matters to the financial statements included elsewhere in this report regarding dividends available for declaration.

The Bank’s liquidity is monitored by its management, the Investment/Asset-Liability Committee and the Board of Directors who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds are retail, custodial, and commercial deposits, loan sales and repayments, maturity of investment securities, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank maintains investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

At June 30, 2015, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $13.4 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $44.2 million at June 30, 2015.

The Bank’s significant contractual obligations and other potential funding needs at June 30, 2015 consist of:

	As of June 30, 2015
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$69	$41	$-	$-

Time deposits	$44,196	$24,873	$1,528	$-

As of June 30, 2015, the Company had cash and cash equivalents of $9.4 million, or 5.5% of total assets, and loans held for sale of $4.4 million, or 2.6% of total assets. Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of June 30, 2015, the Bank’s established credit line with the Federal Home Loan Bank of Dallas was $21.3 million, or 12.4% of assets, none of which was utilized at June 30, 2015. The established credit line with the Federal Reserve Bank of Dallas was $22.0 million, or 12.8% of assets, none of which was utilized at June 30, 2015.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of June 30, 2015, the loan to deposit ratio was 96.7%. Through our trust department, we serve as trustee or custodian for $29.9 million in cash deposits held at BlackRock, Inc. in a money market fund. As of June 30, 2015, approximately $22.3 million could be held at the Bank in deposit accounts fully insured by the FDIC. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 38.2% of total assets as of June 30, 2015. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because the registrant is a smaller reporting company, disclosure under this item is not required.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q filed by Registrant with the SEC on August 14, 2007 (File No. 000-51297))
3.2	Bylaws (incorporated by reference from the Current Report on Form 8-K filed by Registrant with the SEC on April 30, 2008 (File No. 000-51297))
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32	Section 1350 Certification*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Date: August 13, 2015	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer