Form 10-Q
period 2015-09-30
T Bancshares, Inc.
filed 2015-11-12
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2015 was 4,037,907 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
(In thousands, except share amounts)	(unaudited)
ASSETS
Cash and due from banks	$1,428	$801
Interest-bearing deposits	7,056	5,588
Federal funds sold	674	543
Total cash and cash equivalents	9,158	6,932
Securities available for sale at estimated fair value	9,681	8,794
Securities, restricted at cost	841	1,038
Loans held for sale	3,036	5,158
Loans, net of allowance for loan losses of $1,551 and $1,695 respectively	137,289	124,405
Bank premises and equipment, net	4,546	4,552
Deferred tax assets, net	532	798
Receivable for loans sold	-	8,185
Other assets	3,794	3,221
Total assets	$168,877	$163,083

LIABILITIES
Demand deposits:
Noninterest-bearing	$21,307	$22,786
Interest-bearing	51,483	39,585
Time deposits $100,000 and over	63,223	59,397
Time deposits under $100,000	4,033	3,966
Total deposits	140,046	125,734
Borrowed funds	-	10,000
Other liabilities	2,292	3,552
Total liabilities	142,338	139,286

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 10,000,000 shares authorized; 4,037,907 and 4,029,932 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	40	40
Additional paid-in capital	22,743	22,664
Retained earnings	3,694	1,105
Accumulated other comprehensive income (loss)	62	(12)
Total shareholders’ equity	26,539	23,797
Total liabilities and shareholders’ equity	$168,877	$163,083

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Interest Income
Loan, including fees	$2,013	$1,965	$6,024	$5,598
Securities	58	64	174	197
Federal funds sold	-	-	1	1
Interest-bearing deposits	5	4	12	11
Total interest income	2,076	2,033	6,211	5,807
Interest Expense
Deposits	226	200	646	545
Borrowed funds	-	3	4	8
Total interest expense	226	203	650	553
Net interest income	1,850	1,830	5,561	5,254
Provision for loan losses	-	-	-	492
Net interest income after provision for loan losses	1,850	1,830	5,561	4,762
Non-interest Income
Trust income	3,017	2,902	9,146	8,549
Gain on sale of loans	568	949	1,552	1,386
Loan servicing fees, net	113	60	321	176
Service fees and other income	18	37	51	65
Rental income	77	81	232	239
Loss on sale of securities	(1)	-	(1)	-
Total non-interest income	3,792	4,029	11,301	10,415
Non-interest Expense
Salaries and employee benefits	1,099	981	3,459	3,051
Occupancy and equipment	212	344	632	928
Trust expenses	2,426	2,290	7,339	6,741
Professional fees	106	57	318	283
Data processing	215	199	632	593
Other	218	213	595	594
Total non-interest expense	4,276	4,084	12,975	12,190
Income before Income Taxes	1,366	1,775	3,887	2,987
Income tax expense	483	612	1,298	1,056
Net Income	$883	$1,163	$2,589	$1,931

Earnings per common share:
Basic	0.22	0.29	0.64	0.48
Diluted	0.22	0.29	0.64	0.48

Weighted average common shares outstanding	4,037,907	4,029,932	4,032,824	4,029,932
Weighted average diluted shares outstanding	4,047,671	4,037,593	4,042,578	4,032,678

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net Income	$883	$1,163	$2,589	$1,931
Other comprehensive income (loss):
Securities available for sale:
Change in net unrealized gain (loss) on investment securities available-for-sale	55	(5)	73	227
Reclassification adjustment for loss on sale included in income	1	-	1	-
Other comprehensive income (loss)	56	(5)	74	227
Comprehensive income	$939	$1,158	$2,663	$2,158

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2014	$40	$22,631	$(1,933)	$(305)	$20,433

Net income - YTD	-	-	1,931	-	1,931
Other comprehensive income	-	-	-	227	227
Exercise of stock options	-	8	-	-	8
Stock based compensation	-	17	-	-	17
BALANCE, September 30, 2014	$40	$22,656	$(2)	$(78)	$22,616

BALANCE, January 1, 2015	$40	$22,664	$1,105	$(12)	$23,797

Net income – YTD	-	-	2,589	-	2,589
Other comprehensive income				74	74
Issuance of 7,975 shares in connection with the directors’ common stock plan	-	58	-	-	58
Stock based compensation	-	21	-	-	21
BALANCE, September 30, 2015	$40	$22,743	$3,694	$62	$26,539

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$2,589	$1,931
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	492
Depreciation and amortization	169	153
Accretion of discount on loans	(109)	(8)
Securities premium amortization, net	15	28
Origination of loans held for sale	(15,054)	(19,730)
Proceeds from payments and sales of loans held for sale	18,360	15,205
Loss on sale of securities	1	-
Net gain on sale of other real estate owned	-	(12)
Net gain on sale of loans	(1,552)	(1,386)
Stock based compensation	79	17
Receivable for sold loans	8,185	5,739
Deferred income taxes	266	184
Net change in:
Servicing assets, net	93	43
Other assets	(298)	(270)
Other liabilities	(1,298)	623
Net cash provided by operating activities	11,446	3,009

Cash Flows from Investing Activities
Purchase of securities available for sale	(101,500)	-
Proceeds from sale of securities available for sale	100,000	-
Principal payments, calls and maturities of securities available for sale	709	600
Purchase of securities, restricted	(4,504)	(350)
Proceeds from sale of securities, restricted	4,701	541
Net change in loans	(12,775)	(13,045)
Proceeds from sale of other real estate owned	-	761
Purchases of premises and equipment	(163)	(2,307)
Net cash used in investing activities	(13,532)	(13,800)

Cash Flows from Financing Activities
Net change in demand deposits	10,419	15,663
Net change in time deposits	3,893	10,282
Proceeds from stock options exercised	-	8
Proceeds from borrowed funds	145,000	204,000
Repayment of borrowed funds	(155,000)	(215,000)
Net cash provided by financing activities	4,312	14,953

Net change in cash and cash equivalents	2,226	4,162
Cash and cash equivalents at beginning of period	6,932	5,444

Cash and cash equivalents at end of period	$9,158	$9,606

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$645	$546
Income taxes	$2,020	$625

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

NOTE 3. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	September 30, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$6,184	$96	$28	$6,252
Mortgage-backed securities	3,404	31	6	3,429
Total securities available for sale	$9,588	$127	$34	$9,681

Securities, restricted:
Other	$841	$-	$-	$841

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,561	$76	$94	$5,543
Mortgage-backed securities	3,251	12	12	3,251
Total securities available for sale	$8,812	$88	$106	$8,794

Securities, restricted:
Other	$1,038	$-	$-	$1,038

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or U.S. government-sponsored agencies. Securities, restricted consist of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock, which are carried at cost.

At September 30, 2015 and December 31, 2014, securities with market value of $7.9 million and $6.8 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas. At September 30, 2015 and December 31, 2014, securities with market values of $1.0 million and $1.2 million, respectively, were pledged against trust deposit balances held at the Company’s insured depository subsidiary, T Bank, N.A. (the “Bank”). One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at September 30, 2015 and December 31, 2014, with a market value of $778,000 and $840,000, respectively. The Bank held Federal Reserve Bank of Dallas stock in the amount of $570,000 at September 30, 2015 and December 31, 2014. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $271,000 and $468,000 at September 30, 2015 and December 31, 2014, respectively.

The amortized cost and estimated fair value of securities at September 30, 2015 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(In thousands)	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,000	$999
Due after five years through ten years	4,454	4,475
Due after ten years	730	778
Mortgage-backed securities	3,404	3,429
Total	$9,588	$9,681

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at September 30, 2015:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$999	$1	$1,999	$27	$2,998	$28
Mortgage-backed securities	1,281	6	-	-	1,281	6
Total	$2,280	$7	$1,999	$27	$4,279	$34

NOTE 4. LOANS

Major classifications of loans held for investment are as follows:

(In thousands)	September 30, 2015	December 31, 2014
Commercial and industrial	$73,140	$72,711
Consumer installment	2,273	1,578
Real estate – residential	6,401	1,993
Real estate – commercial	19,956	21,084
Real estate – construction and land	8,102	5,477
SBA:
SBA 7(a) unguaranteed portion	19,836	15,755
SBA 504	7,332	5,839
USDA	2,798	2,054
Other	542	1,000
Gross Loans	140,380	127,491
Less:
Allowance for loan losses	1,551	1,695
Deferred loan costs	(286)	(153)
Discount on loans	1,826	1,544
Net loans	$137,289	$124,405

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

During the three and nine months ended September 30, 2015, the Company originated $4.7 million and $14.6 million, respectively, of SBA and USDA loans. The guaranteed portions of the loans are recorded as loans held for sale.  The Company had $3.0 million and $5.2 million of SBA and USDA loans held for sale as of September 30, 2015 and December 31, 2014, respectively. During the third quarter of 2015, the Company sold $6.0 million of SBA loans, recognizing a gain on sale of loans of $568,000, and recorded a servicing asset at fair value of $104,000.

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

The 7(a) program serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes, including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for working capital and up to 25 years for fixed assets. The 7(a) loan is approved and funded by a qualified lender, guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% of the loan amount. The Company is required by the SBA to retain a contractual minimum of 5% on all SBA 7(a) program loans. The SBA 7(a) program loans are generally variable interest rate loans. Gains recognized by the Company on the sales of the guaranteed portion of these loans and the ongoing servicing income received are significant revenue sources for the Company. The servicing spread is 1% on the majority of SBA 7(a) program loans.

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

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
Three months ended:
September 30,2015
Beginning Balance	$979	$23	$86	$258	$101	$82	$-	$-	$34	$1.563
Provision (credit) for loan losses	(95)	6	(6)	(11)	(2)	135	-	7	(34)	-
Charge-offs	-	-	-	-	-	(18)	-	-	-	(18)
Recoveries	4	-	-	-	2	-	-	-	-	6
Net (charge-offs) recoveries	4	-	-	-	2	(18)	-	-	-	(12)
Ending balance	$888	$29	$80	$247	$101	$199	$-	$7	$-	$1,551

September 30,2014
Beginning Balance	$1,098	$25	$20	$250	$97	$232	$20	$-	$-	$1,742
Provision (credit) for loan losses	(118)	12	4	53	(31)	62	18	-	-	-
Charge-offs	(65)	(16)	-	-	-	-	-	-	-	(81)
Recoveries	23	-	-	-	2	-	-	-	-	25
Net (charge-offs) recoveries	(42)	(16)	-	-	2	-	-	-	-	(56)
Ending balance	$938	$21	$24	$303	$68	$294	$38	$-	$-	$1,686

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
Nine months ended:
September 30,2015
Beginning Balance	$918	$20	$25	$265	$69	$344	$41	$13	$-	$1,695
Provision (credit) for loan losses	(40)	9	55	(18)	27	14	(41)	(6)	-	-
Charge-offs	-	-	-	-	-	(159)	-	-	-	(159)
Recoveries	10	-	-	-	5	-	-	-	-	15
Net (charge-offs) recoveries	10	-	-	-	5	(159)	-	-	-	(144)
Ending balance	$888	$29	$80	$247	$101	$199	$-	$7	$-	$1,551

September 30,2014
Beginning Balance	$1,805	$24	$20	$209	$74	$166	$20	$-	$-	$2,318
Provision (credit) for loan losses	245	13	4	94	(10)	128	18	-	-	492
Charge-offs	(1,138)	(16)	-	-	-	-	-	-	-	(1,154)
Recoveries	26	-	-	-	4	-	-	-	-	30
Net (charge-offs) recoveries	(1,112)	(16)	-	-	4	-	-	-	-	(1,124)
Ending balance	$938	$21	$24	$303	$68	$294	$38	$-	$-	$1,686

The Company’s allowance for loan losses as of September 30, 2015 and December, 31, 2014 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
September 30, 2015
Loans individually evaluated For impairment	$30	$-	$-	$-	$-	$-	$-	$-	$-	$30
Loans collectively evaluated For impairment	858	29	80	247	101	199	-	7	-	1,521
Ending balance	$888	$29	$80	$247	$101	$199	$-	$7	$-	$1,551

December 31, 2014
Loans individually evaluated For impairment	$70	$-	$-	$-	$-	$-	$-	$-	$-	$70
Loans collectively evaluated For impairment	848	20	25	265	69	344	41	13	-	1,625
Ending balance	$918	$20	$25	$265	$69	$344	$41	$13	$-	$1,695

The Company’s recorded investment in loans as of September 30, 2015 and December 31, 2014 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
September 30, 2015
Loans individually evaluated For impairment	$1,291	$-	$-	$141	$-	$-	$-	$-	$-	$1,432
Loans collectively evaluated For impairment	71,849	2,273	6,401	19,815	8,102	27,168	2,798	542	-	138,948
Ending balance	$73,140	$2,273	$6,401	$19,956	$8,102	$27,168	$2,798	$542	$-	$140,380

December 31, 2014
Loans individually evaluated For impairment	$1,803	$-	$-	$153	$-	$-	$-	$-	$-	$1,956
Loans collectively evaluated For impairment	70,908	1,578	1,993	20,931	5,477	21,594	2,054	1,000	-	125,535
Ending balance	$72,711	$1,578	$1,993	$21,084	$5,477	$21,594	$2,054	$1,000	$-	$127,491

At September 30, 2015 and December 31, 2014, there were $481,000 and $595,000, respectively, of commercial and industrial nonaccrual loans, net of government guarantees, and there were no loans contractually delinquent over 90 days and still accruing interest. During the second quarter of 2015, the Company repurchased the guaranteed portion of a defaulted SBA loan with a balance of $477,000. It is expected that the SBA will reimburse the Company for this amount after the foreclosure and collection process is complete.

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

The Company’s impaired loans and related allowance are summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2015						Nine Months Ended
Commercial and industrial	$1,422	$477	$814	$1,291	$30	$1,695	$67
Real estate – commercial	141	141	-	141	-	148	5
Total	$1,563	$618	$814	$1,432	$30	$1,843	$72

December 31, 2014						Year Ended
Commercial and industrial	$1,836	$-	$1,803	$1,803	$70	$2,370	$134
Real estate – commercial	153	153	-	153	-	269	13
Total	$1,989	$153	$1,803	$1,956	$70	$2,639	$147

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest that would have been recognized for the nine months ended September 30, 2015 and 2014 on non-accrual loans if performed in accordance with their original contract terms was not significant.

Restructured loans are considered “troubled debt restructurings” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. There were no troubled debt restructurings during the three and nine months ended September 30, 2015 and 2014.

There were no loans modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three or nine months ended September 30, 2015 and 2014. A default for purposes of this disclosure is a troubled debt restructuring in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of September 30, 2015 and December 31, 2014, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

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

The following summarizes the Company’s internal ratings of its loans:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
September 30, 2015
Commercial and industrial	$72,078	$-	$333	$729	$-	$73,140
Consumer installment	2,273	-	-	-	-	2,273
Real estate – residential	6,401	-	-	-	-	6,401
Real estate – commercial	19,815	-	-	141	-	19,956
Real estate – construction and land	7,378	-	724	-	-	8,102
SBA	26,691	-	-	477	-	27,168
USDA	2,798	-	-	-	-	2,798
Other	542	-	-	-	-	542
Total	$137,976	$-	$1,057	$1,347	$-	$140,380

December 31, 2014
Commercial and industrial	$68,350	$2,272	$1,209	$880	$-	$72,711
Consumer installment	1,578	-	-	-	-	1,578
Real estate – residential	1,142	851	-	-	-	1,993
Real estate – commercial	20,366	-	565	153	-	21,084
Real estate – construction and land	4,571	149	757	-	-	5,477
SBA	21,594	-	-	-	-	21,594
USDA	2,054	-	-	-	-	2,054
Other	1,000	-	-	-	-	1,000
Total	$120,655	$3,272	$2,531	$1,033	$-	$127,491

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(In thousands)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
September 30, 2015
Commercial and industrial	$23	$-	$23	$73,117	$73,140	$-
Consumer installment	-	-	-	2,273	2,273	-
Real estate – residential	-	-	-	6,401	6,401	-
Real estate – commercial	-	-	-	19,956	19,956	-
Real estate – construction and land	-	-	-	8,102	8,102	-
SBA	-	477	477	26,691	27,168	-
USDA	-	-	-	2,798	2,798	-
Other	-	-	-	542	542	-
Total	$23	$477	$500	$139,880	$140,380	$-

December 31, 2014
Commercial and industrial	$276	$-	$276	$72,435	$72,711	$-
Consumer installment	-	-	-	1,578	1,578	-
Real estate – residential	-	-	-	1,993	1,993	-
Real estate – commercial	-	-	-	21,084	21,084	-
Real estate – construction and land	-	-	-	5,477	5,477	-
SBA	-	-	-	21,594	21,594	-
USDA	-	-	-	2,054	2,054	-
Other	-	-	-	1,000	1,000	-
Total	$276	$-	$276	$127,215	$127,491	$-

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor. No directors or officers have loans with the Company or the Bank.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at September 30, 2015 and December 31, 2014 were as follows:

(In thousands)	September 30, 2015	December 31, 2014
Land	$676	$676
Building	1,279	1,279
Building improvement	2,493	2,415
Furniture and equipment	1,166	1,078
Leasehold improvements	159	159
Construction in progress	-	2
	5,773	5,609
Less: accumulated depreciation	1,227	1,057
Balance at end of period	$4,546	$4,552

NOTE 7. OTHER ASSETS

Other assets consisted of the following at September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Loan servicing rights	$1,426	$1,150
Accounts receivable – trust fees	1,040	1,066
Accrued interest receivable	463	478
Prepaid assets	406	358
Other	459	169
Total	$3,794	$3,221

For the three and nine months ended September 30, 2015, the Company sold $6.0 million and $16.5 million, respectively, of SBA 7(a) and USDA program loans, and recorded a loan servicing asset of $104,000 and $369,000, respectively. The Company has elected to use the amortizing method for the treatment of servicing assets. Amortization expense for the three and nine months ended September 30, 2015 was $39,000 and $93,000, respectively. In the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized.

NOTE 8. DEPOSITS

Time deposits of $250,000 and over totaled $21.8 million and $24.0 million at September 30, 2015 and December 31, 2014, respectively.

Deposits are summarized as follows:

(In thousands)	As of September 30, 2015		As of December 31, 2014
Non-interest bearing demand	$21,307	15%	$22,786	18%
Interest-bearing demand (NOW)	4,245	3	5,833	5
Money market accounts	41,213	30	30,599	24
Savings accounts	6,025	4	3,153	3
Time deposits $100,000 and over	63,223	45	59,397	47
Time deposits under $100,000	4,033	3	3,966	3
Total	$140,046	100%	$125,734	100%

At September 30, 2015, the scheduled maturities of time deposits were as follows:

(In thousands)
2015	$8,246
2016	39,166
2017	13,854
2018	4,455
2019	1,388
2020	147
Total	$67,256

NOTE 9. BORROWED FUNDS

The Company had no borrowed funds as of September 30, 2015. The Company had borrowed funds from the Federal Home Loan Bank of Dallas of $10.0 million as of December 31, 2014. As of September 30, 2015, the Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $20.3 million secured by commercial loans and securities with collateral values of $12.7 million and $7.6 million, respectively. The Company had one outstanding advance for $10.0 million at December 31, 2014, with a fixed interest rate of 0.06% and maturity date of January 7, 2015. The advance was renewed at a fixed interest rate of 0.06% and maturity date of January 15, 2015. At maturity, we determine our borrowing needs and renew accordingly at varying terms ranging from one to 30 days.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $18.9 million as of September 30, 2015, secured by commercial loans and securities with collateral value of $18.2 million and $746,000, respectively. There were no outstanding borrowings at September 30, 2015 or December 31, 2014.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Trust advisor fees payable	$1,469	$1,496
Incentive compensation	285	319
Data processing	75	114
Federal income tax payable	2	932
Audit fees	68	52
Franchise & property taxes	60	14
Interest payable	27	22
Legal	6	6
Other accruals	300	597
	$2,292	$3,552

NOTE 11. INCOME TAXES

Income tax expense for the three months ended September 30, 2015 and 2014 was $483,000 and $612,000, respectively. The Company’s effective income tax rate was 35.4% and 34.5% for the three months ended September 30, 2015 and 2014, respectively. Income tax expense for the nine months ended September 30, 2015 and 2014 was $1.3 million and $1.1 million, respectively. The Company’s effective income tax rate was 33.4% and 35.4% for the nine months ended September 30, 2015 and 2014, respectively. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

Net deferred tax assets totaled $532,000 at September 30, 2015 and $798,000 at December 31, 2014.  No valuation allowance was recorded against deferred tax assets at September 30, 2015 or December 31, 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings in prior years. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

NOTE 12. EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 6% of their compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation.  Employer contributions charged to expense for the three months ended September 30, 2015 and 2014 totaled $30,000 and $26,000, respectively. Employer contributions charged to expense for the nine months ended September 30, 2015 and 2014 totaled $101,000 and $74,000, respectively.

NOTE 13. STOCK AND COMPENSATION PLANS

At September 30, 2015, the Company had three stock-based compensation plans outlined below.

2005 Stock Incentive Plan

The shareholders of the Company approved the 2005 Stock Incentive Plan (the “2005 Plan”) at the annual shareholder meeting held on June 2, 2005. The 2005 Plan authorized the granting of options to purchase up to 260,000 shares of common stock of the Company to employees of the Company and its subsidiaries.

The 2005 Plan is administered by the Board of Directors and had a term of 10 years. The 2005 Stock Incentive Plan expired during the current quarter and therefore no additional awards may be issued under this plan.

As of September 30, 2015, options to purchase a total of 102,000 shares of common stock were issued and outstanding with a weighted average exercise price of $7.38. These options vest through March 2019. As of December 31, 2014, options to purchase a total of 233,000 shares of common stock were issued and outstanding with a weighted average exercise price of $8.86. Outstanding stock options of 19,000 were considered in the diluted earnings per share computations for the three and nine months ended September 30, 2015. The remaining 83,000 outstanding options at September 30, 2015 were not considered in the per share computation because their effect was anti-dilutive. Outstanding stock options of 19,000 were considered in the diluted earnings per share computations for the three and nine months ended September 30, 2014. The remaining 214,000 outstanding options at September 30, 2014 were not considered in the per share computation because their effect was anti-dilutive.

The Company recorded $7,000 and $8,000 in compensation expense for the three months ended September 30, 2015 and 2014, respectively, and $21,000 and $17,000 in compensation expense for the nine months ended September 30, 2015 and 2014, respectively, in connection with the 2005 Plan.

The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated in accordance with the provisions of FASB ASC Topic 718.

The following is a summary of activity in the Plan for the nine months ended September 30, 2015:
	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	233,000	$8.86
Granted	-	-
Exercised	-	-
Expired / forfeited	131,000	10.00

Outstanding at end of period	102,000	$7.38
Exercisable at end of period	77,200	$8.14
Available for grant at end of period	-

The weighted average remaining contractual life of options outstanding at September 30, 2015 was 4.3 years.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at September 30, 2015, was $138,000 and $97,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2014 was $116,000 and $54,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $6.70 and $6.25 at September 30, 2015 and December 31, 2014, respectively, and the exercise price, multiplied by the number of options outstanding. There were no stock options exercised during the three and nine months ended September 30, 2015. There were 8,000 stock options exercised for the year ended December 31, 2014.

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

The 2015 Plan is administered by the Board of Directors and has a term of 10 years. As of September 30, 2015, there were no options granted or outstanding under the 2015 Plan.

2014 Non-employee Directors’ Common Stock Plan

In December 2014, the Board of Directors approved the 2014 Non-employee Directors’ Common Stock Plan (the “2014 Plan”). The 2014 Plan is intended to promote the best interests of the Company and its shareholders by providing shares of the Company’s common stock to each non-employee director, for his or her service as a director (“service shares”), which shares are intended to promote an increased personal interest in the welfare of the Company by those individuals who are primarily responsible for shaping the long-range plans of the Company.

The 2014 Plan is administered by the Board of Directors. The number of service shares issuable under this plan shall not exceed 100,000. On June 24, 2015, the Company granted 7,975 service shares to the non-employee directors. The grant date fair value was $7.25 per share, resulting in stock compensation expense of approximately $58,000.

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

The following table summarizes loan commitments as of September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Undisbursed loan commitments	$16,919	$16,881
Standby letters of credit	10	10
	$16,929	$16,891

The Company has one non-cancelable office lease agreement that expires in January 2017. The Company does not occupy this space, and receives rental payments under a sublease agreement that expires on the same date as the office lease. The Company has no plans to renew the lease and sublease. The Company also leases various pieces of office equipment under short-term agreements. Lease expense for the nine months ended September 30, 2015 and 2014 was $7,000 and $80,000, respectively. The decrease in lease expense was due to the expiration of the lease of the Company’s prior office location in May 2014.

In addition, under an assignment and assumption agreement, the Company receives rental income from nine tenants in the building it is headquartered in, for office space the Company does not occupy. Rental income for the nine months ended September 30, 2015 and 2014 was $232,000 and $239,000, respectively.

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

(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Total Capital (to Risk Weighted Assets)	$27,080	18.06%	$11,995	8.00%	$14,994	10.00%

Tier 1 Capital (to Risk Weighted Assets)	25,529	17.03	8,996	6.00	11,995	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	25,529	17.03	6,747	4.50	9,746	6.50

Tier 1 Capital (to Average Assets)	25,529	14.73	6,939	4.00	8,673	5.00

As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$24,638	17.56%	$11,224	8.00%	$14,030	10.00%

Tier 1 Capital (to Risk Weighted Assets)	22,943	16.35	5,612	4.00	8,418	6.00

Tier 1 Capital (to Average Assets)	22,943	13.89	6,609	4.00	8,261	5.00

As of September 30, 2015, capital levels for the Bank exceeded all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis, as well as the minimum levels necessary to be considered “well capitalized.”

Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At September 30, 2015, approximately $6.6 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status.

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2015	December 31, 2014
ASSETS

Cash and due from banks	$786	$863
Accounts receivable	49	31
Investment in subsidiary	25,704	22,931

Total assets	$26,539	$23,825

LIABILITIES AND CAPITAL

Accounts payable	-	28
Capital	26,539	23,797

Total liabilities and capital	$26,539	$23,825

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Equity in income from subsidiary	$920	$1,184	$2,699	$2,004

Noninterest expense:
Professional and administrative	37	13	87	56
Stock based compensation	7	8	79	17
Total noninterest expenses	44	21	166	73
Income before income taxes	876	1,163	2,533	1,931
Income tax benefit	(7)	-	(56)	-
Net Income	$883	$1,163	$2,589	$1,931

T BANCSHARES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net Income	$883	$1,163	$2,589	$1,931
Other comprehensive income (loss):
Securities available for sale:
Change in net unrealized gain (loss) on investment securities available-for-sale	55	(5)	73	227
Reclassification adjustment for loss on sale included in income	1	-	1	-
Other comprehensive income (loss)	56	(5)	74	227
Comprehensive income	$939	$1,158	$2,663	$2,158

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$2,589	$1,931
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(2,699)	(2,004)
Stock based compensation	79	17
Net change in other assets	(18)	-
Net change in other liabilities	(28)	-
Net cash used in operating activities	(77)	(56)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Net proceeds from stock options exercised	-	8
Net change in cash and cash equivalents	(77)	(48)
Cash and cash equivalents at beginning of period	863	921

Cash and cash equivalents at end of period	$786	$873

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2015
Securities available for sale:
U.S. government agencies	$-	$6,252	$-	$6,252
Mortgage-backed securities	-	3,429	-	3,429

As of December 31, 2014
Securities available for sale:
U.S. government agencies	$-	$5,543	$-	$5,543
Mortgage-backed securities	-	3,251	-	3,251

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2014 to September 30, 2015, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods are discussed below.

At September 30, 2015, impaired loans with a carrying value of $814,000 were reduced by specific valuation allowances totaling $30,000, resulting in a net fair value of $784,000 based on Level 3 inputs. At December 31, 2014, impaired loans with a carrying value of $1.8 million were reduced by specific valuation allowances totaling $70,000 resulting in a net fair value of $1.7 million based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk.

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

For the nine months ended September 30, 2015 and 2014, there were no re-measurements of OREO.

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

In connection with the sale of $16.5 million in SBA and USDA guaranteed loans during the nine months ended September 30, 2015, the Company added a servicing asset of $369,000 and amortized $93,000 using the amortization method for the treatment of servicing. SBA and USDA loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. For the asset recorded during the nine months ended September 30, 2015, the discount rate ranged from 7.3% to 9.4% and the combined prepayment and default rate ranged from 8.6% to 10.2%.

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	September 30, 2015
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$9,158	$9,158
Level 2 inputs:
Securities available for sale	9,681	9,681
Securities, restricted	841	841
Loans held for sale	3,036	3,256
Loans, net	137,289	137,818
Accrued interest receivable	463	463
Level 3 inputs:
Servicing asset	1,426	1,426
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	21,307	21,307
Level 2 inputs:
Interest bearing deposits	118,739	117,818
Borrowed funds	-	-
Accrued interest payable	27	27

	December 31, 2014
	Carrying	Estimated
(In thousands)	Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$6,932	$6,932
Level 2 inputs:
Securities available for sale	8,794	8,794
Securities, restricted	1,038	1,038
Loans held for sale	5,158	5,709
Loans, net	124,405	125,527
Accrued interest receivable	478	478
Receivable for sold loans	8,185	8,185
Level 3 inputs:
Servicing asset	1,150	1,150
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	22,786	22,786
Level 2 inputs:
Interest bearing deposits	102,948	102,530
Borrowed funds	10,000	10,000
Accrued interest payable	22	22

NOTE 18. SUBSEQUENT EVENT

On October 29, 2015, the Company granted to our employees incentive stock options totaling 180,000 pursuant to the 2015 Plan. The options were granted at an exercise price of $7.15 which was the closing sales price for our common stock on the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents our consolidated financial condition as of September 30, 2015 and December 31, 2014, and our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

•	changes in consumer spending, borrowing and savings habits;

•	changes in the Company’s liquidity position;

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;

•	our ability and intent to pay cash dividends;

•	our ability to raise additional capital on terms favorable to us or our ability to raise capital under terms which are not dilutive to existing shareholders; and

•	the beneficial ownership of a significant portion of our outstanding common stock by our directors and executive officers.

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

Overview

Introduction

The Company is a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through the Bank. Our principal banking markets include Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. We currently operate through a main office located at 16200 Dallas Parkway, Dallas, Texas, as well as loan production offices located in the Phoenix, Arizona, Denver, Colorado, Greenville, South Carolina, Portland, Oregon, and Orlando, Florida markets. These offices originate loans throughout the United States. The offices are staffed by experienced bankers with significant experience in the origination, administration, and servicing of loans pursuant to programs promulgated by the SBA and the USDA. The Bank is a Preferred Lender Participant (“PLP”) in the SBA program.

We were incorporated under the laws of the State of Texas on December 23, 2002 to organize and serve as the holding company for the Bank. The Bank opened for business on November 2, 2004.

The following discussion focuses on our financial condition at September 30, 2015 and December 31, 2014, and our results of operations for the three and nine months ended September 30, 2015 and 2014.

Results of Operations

Key Performance Indicators at September 30, 2015

The following were key indicators of our performance and results of operations for the three and nine months ended September 30, 2015:

•	total assets were $168.9 million at the end of the third quarter of 2015, representing an increase of $5.8 million, or 3.6%, from $163.1 million at the end of 2014;

•
total loans held for investment, net of allowance for loan losses and deferred loan fees, increased $12.9 million, or 10.4%, to $137.3 million at the end of the third quarter of 2015, compared to $124.4 million at the end of 2014;

•
total loans held for sale, which consists primarily of the guaranteed portion of SBA 7(a) loans, decreased $2.2 million, or 42.3%, to $3.0 million at the end of the third quarter of 2015, compared to $5.2 million at the end of 2014;

•	total deposits increased $14.3 million, or 11.4%, to $140.0 million at the end of the third quarter of 2015, compared to $125.7 million at the end of 2014;
•
net income was $883,000 for the three months ended September 30, 2015, compared to $1.2 million for the same period in the prior year. The Company recognized income tax expense of $483,000 for the three months ended September 30, 2015, compared to $612,000 for the same period in the prior year. Net income was $2.6 million for the nine months ended September 30, 2015, compared to $1.9 million for the same period in the prior year. The Company recognized income tax expense of $1.3 million for the nine months ended September 30, 2015, compared to $1.1 million for the same period in 2014;

•
return on average assets was 2.04% for the three and nine months ended September 30, 2015, compared to 1.66% and 2.85%, respectively, for the same periods in 2014. Return on average equity was 14.04% and 14.32% for the three and nine months ended September 30, 2015, respectively, compared to 21.93% and 12.72% for the same periods in 2014;

•
total revenue decreased $200,000, or 3.3% to $5.9 million for the three months ended September 30, 2015, compared to $6.1 million for the same period in the prior year, and increased $1.3 million, or 8.0%, to $17.5 million for the nine months ended September 30, 2015, compared to $16.2 million for the same period in the prior year;

•
tier 1 capital to average assets and total capital ratios for the Bank at September 30, 2015 were 14.73% and 18.06%, respectively, compared to 13.89% and 17.56%, respectively, at December 31, 2014; and

•	the book value of our stock increased to $6.57 at September 30, 2015, compared to $5.91 at December 31, 2014.

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

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three and nine months ended September 30, 2015 and 2014.

 FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended September 30,
	2015			2014
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets
Loans, net of unearned discount(1)	$144,741	$2,013	5.52%	$136,755	$1,965	5.70%
Interest-bearing deposits and federal funds sold	7,930	5	0.25%	6,585	4	0.24%
Securities	11,540	58	1.99%	10,149	64	2.50%
Total earning assets	164,211	2,076	5.02%	153,489	2,033	5.25%
Cash and other assets	10,782			10,069
Allowance for loan losses	(1,565)			(1,724)
Total assets	$173,428			$161,834

Interest-bearing liabilities
NOW accounts	$5,182	4	0.31%	$5,212	4	0.30%
Money market accounts	40,082	49	0.49%	36,239	46	0.50%
Savings accounts	5,902	7	0.47%	3,016	4	0.53%
Time deposits $100,000 and over	64,989	155	0.95%	62,930	135	0.85%
Time deposits under $100,000	4,015	11	1.09%	4,278	11	1.02%
Total interest-bearing deposits	120,170	226	0.75%	111,675	200	0.71%
Borrowed funds	1,522	-	0.00%	6,913	3	0.17%
Total interest-bearing liabilities	121,692	226	0.74%	118,588	203	0.68%
Non-interest-bearing deposits	24,764			19,992
Other liabilities	1,824			2,202
Shareholders’ equity	25,148			21,052
Total liabilities and shareholders’ equity	$173,428			$161,834

Net interest income		1,850			1,830
Net interest spread			4.28%			4.58%
Net interest margin			4.47%			4.73%

Provision for loan loss		-			-
Non-interest income		3,792			4,029
Non-interest expense		4,276			4,084
Income before income taxes		1,366			1,775
Income taxes expense		483			612
Net income		$883			$1,163

Earnings per share		$0.22			$0.29
Return on average equity		14.04%			21.93%
Return on average assets		2.04%			2.85%
Equity to assets ratio		14.50%			13.01%

(1)	Includes nonaccrual loans

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Nine Months Ended September 30,
	2015			2014
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets
Loans, net of unearned discount(1)	$142,768	$6,024	5.64%	$130,253	$5,598	5.75%
Interest-bearing deposits and federal funds sold	7,035	13	0.25%	6,553	12	0.24%
Securities	10,339	174	2.25%	10,329	197	2.55%
Total earning assets	160,142	6,211	5.19%	147,135	5,807	5.28%
Cash and other assets	10,907			9,573
Allowance for loan losses	(1,651)			(1,759)
Total assets	$169,398			$154,949

Interest-bearing liabilities
NOW accounts	$5,380	12	0.30%	$4,164	10	0.32%
Money market accounts	36,976	136	0.49%	33,831	124	0.49%
Savings accounts	4,707	17	0.48%	2,495	9	0.48%
Time deposits $100,000 and over	64,709	450	0.93%	59,748	369	0.83%
Time deposits under $100,000	3,888	31	1.07%	4,146	33	1.06%
Total interest-bearing deposits	115,660	646	0.75%	104,384	545	0.70%
Borrowed funds	3,736	4	0.14%	9,022	8	0.12%
Total interest-bearing liabilities	119,396	650	0.73%	113,406	553	0.65%
Non-interest-bearing deposits	24,068			19,563
Other liabilities	1,831			1,733
Shareholders’ equity	24,103			20,247
Total liabilities and shareholders’ equity	$169,398			$154,949

Net interest income		5,561			5,254
Net interest spread			4.46%			4.63%
Net interest margin			4.64%			4.78%

Provision for loan loss		-			492
Non-interest income		11,301			10,415
Non-interest expense		12,975			12,190
Income before income taxes		3,887			2,987
Income taxes expense		1,298			1,056
Net income		$2,589			$1,931

Earnings per share		$0.64			$0.48
Return on average equity		14.32%			12.72%
Return on average assets		2.04%			1.66%
Equity to assets ratio		14.23%			13.07%

(1)	Includes nonaccrual loans

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

	Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
	Increase (Decrease) Due to Change in
(In thousands)	Yield/ Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$-	$1	$1
Securities	(13)	7	(6)
Loans, net of unearned discount (1)	(63)	111	48
Total earning assets	(76)	119	43

NOW	-	-	-
Money market	(2)	5	3
Savings	-	3	3
Time deposits $100,000 and over	15	5	20
Time deposits under $100,000	1	(1)	-
Borrowed funds	(3)	-	(3)
Total interest-bearing liabilities	11	12	23

Changes in net interest income	$(87)	$107	$20

(1)	Average loans include non-accrual.

Net interest income for the three months ended September 30, 2015 increased $20,000, or 1.1%, compared to the same period in the prior year. The increase was due to an increase in the average volume of interest-earning assets, partially offset by a decrease in the average interest yield of earning assets. Net interest margin decreased 26 basis points from 4.73% during the three months ended September 30, 2014 to 4.47% during the three months ended September 30, 2015. The decrease in net interest margin was the result of a decrease in the average yield on loans.

Total interest income for the three months ended September 30, 2015 increased $43,000, or 2.1%, compared to the same period in the prior year. Average interest-earning asset volume increased $10.7 million, or 7.0%, to $164.2 million for the three months ended September 30, 2015, compared to $153.5 million for the same period in the prior year, primarily due to the increase in the loan portfolio. The average interest yield of earning assets decreased 23 basis points to 5.02% during the three months ended September 30, 2015, compared to 5.25% for the same period in the prior year. The average yield on loans was 5.52% during the three months ended September 30, 2015 compared to 5.70% during the three months ended September 30, 2014.

Total interest expense for the three months ended September 30, 2015 increased $23,000, or 11.3%, compared to the same period in the prior year. The average cost of interest-bearing liabilities increased 6 basis points to 0.74% for the three months ended September 30, 2015, compared to 0.68% for the same period in the prior year. Average volume of interest-bearing liabilities increased $3.1 million to $121.7 million for the three months ended September 30, 2015, compared to $118.6 million for the same period in the prior year. Average interest-bearing deposits increased $8.5 million to $120.2 million for the three months ended September 30, 2015, compared to $111.7 million for the same period in the prior year. Average borrowed funds decreased $5.4 million to $1.5 million for the three months ended September 30, 2015, compared to $6.9 million for the same period in the prior year.

	Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
	Increase (Decrease) Due to Change in
(In thousands)	Yield/ Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$-	$1	$1
Securities	(23)	-	(23)
Loans, net of unearned discount (1)	(102)	528	426
Total earning assets	(125)	529	404

NOW	(1)	3	2
Money market	-	12	12
Savings	-	8	8
Time deposits $100,000 and over	47	34	81
Time deposits under $100,000	-	(2)	(2)
Borrowed funds	2	(6)	(4)
Total interest-bearing liabilities	48	49	97

Changes in net interest income	$(173)	$480	$307

(1)	Average loans include non-accrual.

Net interest income for the nine months ended September 30, 2015 increased $307,000, or 5.8%, compared to the same period in the prior year. The increase was due to an increase in the average volume of interest-earning assets, partially offset by a decrease in the average interest yield of earning assets, an increase in the average volume of interest-bearing liabilities and an increase in the average cost of interest-bearing liabilities. Net interest margin decreased 14 basis points from 4.78% during the nine months ended September 30, 2014 to 4.64% during the nine months ended September 30, 2015.

Total interest income for the nine months ended September 30, 2015 increased $404,000, or 7.0%, compared to the same period in the prior year. Average interest-earning asset volume increased $13.0 million, or 8.8%, to $160.1 million for the nine months ended September 30, 2015, compared to $147.1 million for the same period in the prior year, due to the increase in the loan portfolio. The average interest yield of earning assets decreased 9 basis points to 5.19% for the nine months ended September 30, 2015, compared to 5.28% for the same period in the prior year. The average yield on loans was 5.64% during the nine months ended September 30, 2015 compared to 5.75% during the nine months ended September 30, 2014.

Total interest expense for the nine months ended September 30, 2015 increased $97,000, or 17.5%, compared to same period in the prior year. The average cost of interest-bearing liabilities increased 8 basis points to 0.73% for the nine months ended September 30, 2015, compared to 0.65% for the same period in the prior year. Average volume of interest-bearing liabilities increased $6.0 million to $119.4 million for the nine months ended September 30, 2015, compared to $113.4 million for the same period in the prior year. Average interest-bearing deposits increased $11.3 million to $115.7 million for the nine months ended September 30, 2015, compared to $104.4 million for the same period in the prior year. Average borrowed funds decreased $5.3 million to $3.7 million for the nine months ended September 30, 2015, compared to $9.0 million for the same period in the prior year.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

We did not record a provision for loan losses for the three or nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, we had loan charge-offs of $18,000 and $159,000, respectively, and recoveries of $6,000 and $15,000, respectively. The charge-offs were for one SBA loan. We charged off $141,000 during the second quarter and the remaining $18,000 during the current quarter.

We did not record a provision for loan losses for the three months ended September 30, 2014. We had one loan charge-off of $81,000, and recoveries of $25,000 during the third quarter of 2014. For the nine months ended September 30, 2014, we recorded a provision of loan losses of $492,000, we had charge-offs of $1.2 million, primarily consisting of one dental loan which was charged-off during the first quarter of 2014, and recoveries of $30,000.

Non-interest Income

The components of non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Trust income	$3,017	$2,902	$9,146	$8,549
Gain on sale of loans	568	949	1,552	1,386
Loan servicing fees, net	113	60	321	176
Service fees and other income	18	37	51	65
Rental income	77	81	232	239
Loss on sale of securities	(1)	-	(1)	-
	$3,792	$4,029	$11,301	$10,415

Non-interest income for the three months ended September 30, 2015 decreased $237,000, or 5.9%, compared to the same period in the prior year. The decrease was primarily due to a decrease in gain on sale of loans partially offset by an increase in trust income.  Non-interest income for the nine months ended September 30, 2015 increased $886,000, or 8.5%, compared to the same period in the prior year. The increase was due to an increase in gain on sale of loans and trust income.

Trust income is earned on the value of managed and non-managed assets held in custody. For the three and nine months ended September 30, 2015, trust income increased $115,000, or 4.0%, and $597,000, or 7.0%, respectively, compared to the same periods in the prior year. These increases were due to a 5 basis point rate increase in the trustee/custodial fee, which was effective in September 2014, resulting in additional fee income of approximately $50,000 per month. The 5 basis point rate increase in the fee is passed on to the Bank’s registered investment advisor, and therefore there was a corresponding increase in trust expense included in non-interest expense. The remaining increase was a result of improvements in market values of assets in trust accounts during 2015.

Gain on sale of loans decreased $381,000 for the three months ended September 30, 2015, compared to the same period in the prior year, and increased $166,000, or 12.0%, for the nine months ended September 30, 2015, compared to the same period in the prior year. For the three months ended September 30, 2015 and 2014, the Company sold $6.0 million and $9.6 million, respectively, of loans held for sale resulting in gains on sale of loans of $568,000 and $949,000, respectively. For the nine months ended September 30, 2015 and 2014, the Company sold $16.5 million and $13.8 million, respectively, of loans held for sale resulting in gains on sale of loans of $1.6 million and $1.4 million, respectively.

Loan servicing fees, net of servicing asset amortization, increased $53,000, or 87.5%, and $145,000, or 82.4%, respectively, for the three and nine months ending September 30, 2015, compared to the same periods in the prior year. The increase was related to the increase in SBA loans sold during 2015 with servicing retained.

Service fees and other income for the three months and nine months ended September 30, 2015 decreased $19,000, or 51.0% and 14,000, or 21.5%, respectively, compared to the same periods in the prior year. The decrease is primarily related to a $12,000 gain on sale of other real estate owned recorded during the third quarter of 2014.

Rental income decreased $4,000, or 4.9%, and $7,000, or 2.9%, respectively, for the three and nine months ended September 30, 2015, compared to the same periods in the prior year.

During the third quarter of 2015, the Company sold available-for-sale securities which resulted in a loss of $1,000. There were no sales for the same period in the prior year.

Non-interest Expense

The components of non-interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Salaries and employee benefits	$1,099	$981	$3,459	$3,051
Occupancy and equipment	212	344	632	928
Trust expenses	2,426	2,290	7,339	6,741
Professional fees	106	57	318	283
Data processing	215	199	632	593
Other expense	218	213	595	594
	$4,276	$4,084	$12,975	$12,190

Non-interest expense for the three and nine months ended September 30, 2015 increased $192,000, or 4.7%, and $785,000, or 6.4%, respectively, compared to the same periods in the prior year.

Salaries and employee benefits for the three and nine months ended September 30, 2015 increased $118,000, or 12.0%, and $408,000, or 13.4%, respectively, compared to the same periods in the prior year. The increase was due to an increase in staff, primarily in the loan production area of the Company, increases in incentive bonuses due to increased loan production and annual merit increases.

Occupancy and equipment expenses for the three and nine months ended September 30, 2015 decreased $132,000, or 38.4%, and $296,000, or 31.9%, respectively, compared to the same periods in the prior year. The decrease was primarily due to the savings in rent related to the termination of the lease for the Company’s previous location in May of 2014, and also to a decrease in building maintenance and telecommunications costs.

Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. For the three and nine months ended September 30, 2015, trust expenses increased $136,000, or 5.9%, and $598,000, or 8.9%, respectively, compared to the same periods in the prior year. The increase is related to the 5 basis point rate increase in the trustee/custodial fee in September 2014 explained in non-interest income above, and also to improvements in market values of the assets during the past year.

Professional fees for the three and nine months ended September 30, 2015 increased $49,000, or 86.0%, and $35,000, or 12.4%, respectively, compared to the same periods in the prior year. The increase was primarily due to an increase in audit, tax and consulting fees.

Data processing fees for the three and nine months ended September 30, 2015 increased $16,000, or 8.0%, and $39,000, or 6.6%, respectively, compared to the same periods in the prior year. The increase was related to monthly fees pertaining to enhancements to the Company’s internet customer platform.

Other expenses for the three and nine months ended September 30, 2015 increased $5,000, or 2.3%, and $1,000, or 0.2%, respectively, compared to the same periods in the prior year. The increase was due to increases in donations expense and employee recruiting expense related to loan production personnel, offset by decreases in OREO expense, FDIC insurance premium, and other miscellaneous expenses.

Income Taxes

The Company recognized income tax expense of $483,000 and $1.3 million, for an effective income tax rate of 35.4% and 33.4%, respectively, for the three and nine months ended September 30, 2015, compared to $612,000 and $1.1 million, for an effective income tax rate of 34.5% and 35.4%, respectively, for the same periods in the prior year. The decrease in the effective tax rate for the nine months ended September 30, 2015 was due to a $40,000 benefit adjustment for 2014 taxes which was recognized during the second quarter of 2015.

Financial Condition

Our total assets as of September 30, 2015 increased $5.8 million to $168.9 million, compared to $163.1 million as of December 31, 2014, primarily as a result of an increase in total loans. Net loans held for investment increased $12.9 million, or 10.4%, to $137.3 million as of September 30, 2015, compared to $124.4 million as of December 31, 2014. Receivable for loans sold decreased $8.2 million, which was the balance at December 31, 2014. There was no receivable for loans sold at September 30, 2015. Total deposits increased $14.3 million, or 11.4%, to $140.0 million as of September 30, 2015, compared to $125.7 million as of December 31, 2014. Shareholders’ equity increased $2.7 million, or 11.3%, to $26.5 million as of September 30, 2015, compared to $23.8 million as of December 31, 2014.

Cash and Due From Banks

Cash and due from banks increased $627,000 to $1.4 million as of September 30, 2015, compared to $801,000 as of December 31, 2014. The increase is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits increased $1.5 million to $7.1 million as of September 30, 2015, compared to $5.6 million as of December 31, 2014. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of September 30, 2015 and December 31, 2014, the Company held Federal Reserve Bank of Dallas stock of $570,000, and Federal Home Loan Bank of Dallas stock of $271,000 and $468,000, respectively. As of September 30, 2015 and December 31, 2014, we had government agency securities with amortized cost of $6.2 million and $5.6 million, respectively, and fair value of $6.3 million and $5.5 million, respectively. As of September 30, 2015 and December 31, 2014, we had mortgage-backed securities with amortized cost and fair value of $3.4 million and $3.3 million, respectively.

At September 30, 2015 and December 31, 2014, securities with fair value of $7.9 million and $6.8 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with fair value of $1.0 million and $1.2 million, respectively, were pledged against trust deposit balances held at the Bank. One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at September 30, 2015 and December 31, 2014 with a fair value of $778,000 and $840,000, respectively.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(In thousands)	September 30, 2015	December 31, 2014
Commercial and industrial	$73,140	$72,711
Consumer installment	2,273	1,578
Real estate – residential	6,401	1,993
Real estate – commercial	19,956	21,084
Real estate – construction and land	8,102	5,477
SBA:
SBA 7(a) unguaranteed portion	19,836	15,755
SBA 504	7,332	5,839
USDA	2,798	2,054
Other	542	1,000
Gross Loans	140,380	127,491
Less:
Allowance for loan losses	1,551	1,695
Deferred loan costs	(286)	(153)
Discount on loans	1,826	1,544
Net loans	$137,289	$124,405

As of September 30, 2015 and December 31, 2014, total loans held for investment were $137.3 million and $124.4 million, respectively. Total loans, net of deferred fees, discount and reserves as a percentage of total assets were 81.3% as of September 30, 2015 and 76.3% as of December 31, 2014.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of September 30, 2015 and December 31, 2014, commercial loans totaled $73.1 million and $72.7 million, respectively, representing approximately 52.1% and 57.0% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of September 30, 2015 and December 31, 2014, consumer loans totaled $2.3 million and $1.6 million, respectively, approximately 1.6% and 1.2%, respectively, of our total funded loans.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At September 30, 2015 and December 31, 2014, real estate loans totaled $34.5 million and $28.6 million, respectively, approximately 24.6% and 22.4% of our total loans, respectively.

Our SBA loan portfolio consists of loans guaranteed by the Small Business Administration (“SBA 7(a)”) and conventional loans promulgated under the SBA’s 504 loan program which serve the small business community. The SBA 7(a) loans are generally guaranteed by the SBA up to 75% of the principal balance. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. The Company records the guaranteed portion of the loans as held for sale. As of September 30, 2015 and December 31, 2014, SBA loans held for investment totaled $27.2 million and $21.6 million, respectively, representing approximately 19.4% and 16.9% of our total funded loans, respectively.

Our USDA loan portfolio consists of loans guaranteed by the USDA which serve rural areas. USDA loans are guaranteed up to 90% of the principal balance. As of September 30, 2015 and December 31, 2014, USDA loans held for investment totaled $2.8 and $2.1 million, respectively, representing approximately 2.0% and 1.6% of our total funded loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of September 30, 2015, our commercial loan and real estate loan portfolio included $63.3 million of loans, approximately 45.2% of our total funded loans, to dental professionals. These loans were made to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of September 30, 2015:

	As of September 30, 2015
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$6,630	$11,880	$35,557	$19,073	$-	$73,140
Consumer installment	1,042	451	175	605	-	2,273
Real estate – residential	2,190	2,727	97	1,387	-	6,401
Real estate – commercial	5,002	3,986	2,364	5,376	3,228	19,956
Real estate – construction and land	5,201	532	747	1,622	-	8,102
SBA 7(a) unguaranteed portion	19,608	-	157	71	-	19,836
SBA 504	7,332	-	-	-	-	7,332
USDA	1,815	-	983	-	-	2,798
Other	542	-	-	-	-	542
Total	$49,362	$19,576	$40,080	$28,134	$3,228	$140,380

Non-performing Assets and Restructured Loans

Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of September 30, 2015, we had no loans 90 days or more past due and still accruing interest and $481,000 in loans on non-accrual status, net of SBA guaranteed portion of $477,000. At December 31, 2014, we had no loans 90 days or more past due and still accruing interest and $595,000 in loans on non-accrual status. There was no OREO at September 30, 2015 and December 31, 2014. Total non-performing assets, net of SBA guaranteed portion, as of September 30, 2015 were $481,000, compared to $595,000 as of December 31, 2014.

During the second quarter of 2015, the Bank repurchased the guaranteed portion of a defaulted SBA loan with a balance of $477,000.  After the foreclosure and collection process is complete, it is expected that the SBA will reimburse the Company for this amount.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the non-performing asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “pass-watch” are those loans that have been determined to require enhanced monitoring for potential weaknesses which require further investigation. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on non-accrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At September 30, 2015, the Company had no pass-watch loans, $1.1 million in special mention loans, $1.3 million in substandard loans and no doubtful loans. At December 31, 2014, the Company had $3.3 million in pass-watch loans, $2.5 million in special mention loans, $1.0 million in substandard loans and no doubtful loans.

The following table sets forth certain information regarding non-accrual loans by type, loans past due 90 days and accruing, OREO and restructured loans accruing as of the dates indicated.

	September 30, 2015		December 31, 2014
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Commercial and industrial	$481	0.28%	$595	0.36%
Total non-accrual loans	$481	0.28%	$595	0.36%
Loans past due 90 days and accruing	-	-	-	-
Foreclosed assets	-	-	-	-
Total non-performing assets	$481	0.28%	$595	0.36%
Restructured loans on non-accrual	$411	0.24%	$595	0.36%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $72,000 and $122,000 during the nine months ended September 30, 2015 and 2014, respectively. Interest not recognized on impaired loans during the three and nine months ended September 30, 2015 and 2014 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.6 million, or 1.1% of total funded loans at September 30, 2015, and $1.7 million, or 1.3% of total funded loans at December 31, 2014. We did not record a provision for loan losses for the nine months ended September 30, 2015, and we recorded a provision for loan losses of $492,000 for the nine months ended September 30, 2014.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had one SBA loan charge-off of $159,000, and recoveries of $15,000 during the nine months ended September 30, 2015. For the nine months ended September 30, 2014, we had charge-offs of $1.2 million, primarily consisting of one dental loan, and recoveries of $30,000.

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

(In thousands, except percentages)	September 30, 2015		December 31, 2014
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$888	52.1%	$918	57.0%
Consumer installment	29	1.6	20	1.2
Real estate – residential	80	4.6	25	1.6
Real estate – commercial	247	14.2	265	16.5
Real estate – construction and land	101	5.8	69	4.3
SBA	199	19.3	344	17.0
USDA	-	2.0	41	1.6
Other	7	0.4	13	0.8
Total allowance for loan losses	$1,551	100.0%	$1,695	100.0%

Deposits

Deposits are our primary source of funding. Total deposits at September 30, 2015 and December 31, 2014 were $140.0 million and $125.7 million, respectively. Total average deposits increased $15.8 million for the nine months ended September 30, 2015, to $139.7 million, compared to $123.9 million for the nine months ended September 30, 2014.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended September 30, 2015 and 2014:

	For the nine months ended September 30,
	2015			2014
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$24,068	17.2%	0.00%	$19,563	15.8%	0.00%
NOW accounts	5,380	3.8	0.30	4,164	3.4	0.32
Money market accounts	36,976	26.5	0.49	33,831	27.3	0.49
Savings accounts	4,707	3.4	0.48	2,495	2.0	0.48
Time deposits $100,000 and over	64,709	46.3	0.93	59,748	48.2	0.83
Time deposits under $100,000	3,888	2.8	1.07	4,146	3.3	1.06
Total deposits	$139,728	100.00%	0.62%	$123,947	100.00%	0.59%

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(In thousands)	September 30, 2015	December 31, 2014
Three months or less	$7,593	$15,146
Over three months through six months	18,750	6,701
Over six months through twelve months	11,268	16,167
Over twelve months	25,612	21,383
Total	$63,223	$59,397

Shareholders’ Equity

As of September 30, 2015, shareholders’ equity increased to $26.5 million from $23.8 million as of December 31, 2014. The increase was due to comprehensive income of $2.7 million for the nine months ended September 30, 2015.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank had any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at September 30, 2015.

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

In July 2013, the Office of the Comptroller of the Currency approved new rules on regulatory capital applicable to national banks, implementing the Basel III rules. The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress.  Most banking organizations, including the Bank, were required to apply the new capital rules on January 1, 2015. The final rules set a new common equity tier 1 requirement and higher minimum tier 1 requirements for all banking organizations. They also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a “capital conservation buffer” above minimum capital requirements, which will be phased in over a five-year period. Pursuant to the Basel III Notice of Proposed Rulemaking, community banks were given the option of a one-time election in their March 31, 2015 quarterly financial filings with the appropriate federal regulator to opt-out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of Common Equity Tier 1 capital and, in effect, retain the AOCI treatment under the current capital rules. The Company made the election to continue to exclude AOCI from capital in connection with its March 31, 2015 quarterly financial filing. The BASEL III capital ratio requirements as applicable to the Bank as of January 1, 2015 and after the full phase-in period of the capital conservation buffer, are summarized in the table below.

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

In addition, the rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums, as set forth in the table below. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk weighted assets. The Bank’s implementation of the new rules on January 1, 2015 did not have a material impact on our capital needs.  As of September 30, 2015, the Bank was “well capitalized” under the Basel III regulatory framework.

(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Total Capital (to Risk Weighted Assets)	$27,080	18.06%	$11,995	8.00%	$14,994	10.00%

Tier 1 Capital (to Risk Weighted Assets)	25,529	17.03	8,996	6.00	11,995	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	25,529	17.03	6,747	4.50	9,746	6.50

Tier 1 Capital (to Average Assets)	25,529	14.73	6,939	4.00	8,673	5.00

As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$24,638	17.56%	$11,224	8.00%	$14,030	10.00%

Tier 1 Capital (to Risk Weighted Assets)	22,943	16.35	5,612	4.00	8,418	6.00

Tier 1 Capital (to Average Assets)	22,943	13.89	6,609	4.00	8,261	5.00

Liquidity Management

At September 30, 2015, the Company (excluding the Bank) had approximately $786,000 in cash. These funds can be used for Company operations, investment, for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company is dividends paid by the Bank. Banking regulations limit the amount of dividends that may be paid. See Note 15 – Regulatory Matters to the financial statements included elsewhere in this report regarding dividends available for declaration.

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

At September 30, 2015, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $16.9 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $40.1 million at September 30, 2015.

The Bank’s significant contractual obligations and other potential funding needs at September 30, 2015 consist of:

	As of September 30, 2015
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$69	$23	$-	$-

Time deposits	$40,119	$25,603	$1,534	$-

As of September 30, 2015, the Company had cash and cash equivalents of $9.2 million, or 5.4% of total assets, and loans held for sale of $3.0 million, or 1.8% of total assets. Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of September 30, 2015, the Bank’s borrowing capacity with the Federal Home Loan Bank of Dallas was $20.3 million, or 12.0% of assets, none of which was utilized at September 30, 2015. The Bank’s borrowing capacity with the Federal Reserve Bank of Dallas was $18.9 million, or 11.2% of assets, none of which was utilized at September 30, 2015.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of September 30, 2015, the loan to deposit ratio was 98.1%. Through our trust department, we serve as trustee or custodian for $37.8 million in cash deposits held at BlackRock, Inc. in a money market fund. As of September 30, 2015, approximately $29.4 million could be held at the Bank in deposit accounts fully insured by the FDIC. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 40.6% of total assets as of September 30, 2015. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is a party to various legal proceedings incident to its business. However, there are no material legal proceedings to which the Company is a party or of which any of its property is subject.

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

T BANCSHARES, INC.

Date: November 12, 2015	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer