Form 10-K
period 2015-12-31
T Bancshares, Inc.
filed 2016-03-29
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10−K

☒  ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $23.5 million.

The number of common shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,037,907 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of March 29, 2016

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

As of December 31, 2015, the Company had, on a consolidated basis, approximately $176.9 million in assets, $137.6 million in total loans and $137.0 million in deposits.

The Bank is a full-service commercial bank offering a broad range of commercial and consumer banking services to small- to medium-sized businesses, single-family residential and commercial contractors and consumers. Lending services include commercial loans to small to medium-sized businesses and professional concerns as well as consumers. The Bank offers a wide range of deposit services including demand deposits, regular savings accounts, money market accounts, individual retirement accounts, and certificates of deposit with fixed rates and a range of maturity options. The Bank also offers wealth management and trust services. These services are provided through a variety of delivery systems including automated teller machines, mobile banking and Internet banking. During the fourth quarter of 2012, the Bank added the Small Business Administration (“SBA”) division, with loan production offices in various states.

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

The Bank’s delegations of authority, which are approved by the Board of Directors, provide for various levels of officer lending authority. The Bank has an independent review that evaluates the quality of loans on a periodic basis and determines if loans are originated in accordance with the guidelines established by the Board of Directors. Additionally, our Board of Directors has formed a Directors’ Loan Committee with members determined by board resolution to provide the following oversight:

•	ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;
•	approve loans with net bank exposure over $2,000,000;
•	monitor delinquent, non-accrual loans and classified loans;
•	monitor loan portfolio concentrations and quality through a variety of metrics;
•	monitor our loan servicing and review systems; and
•	review the adequacy of the loan loss reserve.

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

•
Commercial real estate. Commercial owner occupied real estate loan terms generally are limited to fifteen years or less while commercial rental property real estate loan terms generally are limited to thirty years, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not fixed for loans with maturity dates exceeding 120 months. The Bank generally charges an origination fee for its services. The Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

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

Government Enhanced Small Business Lending

The Bank originates and services commercial and real estate loans under programs guaranteed by the U.S. Small Business Administration and the U.S. Department of Agriculture. The principal balance of these loans is generally guaranteed 75% by these agencies. These loans generally offer borrowers more flexible terms and conditions than may be available for conventional commercial loans. Examples of more flexible terms include longer amortization periods, lower required down payments, and less borrower operating history. These loans are generally secured by equipment, real estate, and other tangible collateral. Loan-to-value ratios may, in some instances, be higher than conventional loans. Loans secured by business assets that do not include real estate have terms that are generally ten years or less and are fully amortizing.  Loans secured by real estate as the principal collateral are generally twenty five years or less and are also fully amortizing. Most loans are adjustable rate loans but may be fixed for the term of the loan. Repayment of the loans is based on an analysis of the borrower’s ability to generate sufficient income from operations. This analysis may rely more heavily on projected future earnings than on conventional loans. The Bank also analyzes the industry sector to determine the feasibility of the projected income.

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

Portfolio Composition

The following table sets forth the composition of the Bank’s loan portfolio at December 31, 2015. Loan balances do not include undisbursed loan proceeds, unearned income, sold guaranteed portions of loans held for sale, or allowance for loan losses.

Portfolio Percentage at December 31, 2015
Commercial and industrial	51%
Real Estate – residential	5%
Real Estate - commercial	12%
Real Estate – construction	7%
SBA 7a	16%
SBA 504	5%
USDA	2%
Consumer installment	1%
Other	1%
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

Deposit Services

Deposits are the major source of the Bank’s funds for lending and other investment activities. Additionally, we also generate funds from loan principal repayments and prepayments. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. The Bank considers the majority of its regular savings, demand, NOW, and money market deposit accounts to be core deposits. These accounts comprised approximately 48% of the Bank’s total deposits at December 31, 2015. The Bank’s remaining deposits were composed of time deposits less than $100,000, which comprised 3% of total deposits, and time deposits of $100,000 and greater, which comprised approximately 49% of total deposits at December 31, 2015. The Bank believes it is very competitive in the types of accounts and interest rates we offer on deposit accounts, in particular money market accounts and time deposits. We actively solicit these deposits through personal solicitation by our officers and directors, advertisements published in the local media, and through our Internet banking strategy.

Trust Services

Since August 2006, the Bank has offered traditional fiduciary services, such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. The Bank’s trust department works with our customers and their financial advisors to define objectives, goals and strategies for their investment portfolios and tailor their investment portfolios accordingly. As of December 31, 2015, the Bank had approximately $1.1 billion in trust assets under management.

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

Employees

The success of the Bank depends, in significant part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank currently has 39 full-time equivalent employees. None of the Bank’s employees are represented by a collective bargaining agreement. The Bank believes that its relations with its employees are good.

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

Deposit Insurance.  The FDIC insures the deposits of federally insured banks, such as the Bank, and thrifts, up to prescribed statutory limits for each depositor through the Deposit Insurance Fund (DIF) and safeguards the safety and soundness of the banking and thrift industries. The Dodd-Frank Act set the standard maximum deposit insurance amount to $250,000. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. In connection with the Dodd-Frank Act’s requirements that insurance assessments be based on assets, the FDIC redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity, and revised its deposit insurance assessment rate schedule in light of this change in the assessment base. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, the Bank may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on the Company’s earnings.

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

Capital Requirements

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $1.0 billion or more. Under these capital guidelines, banking organizations are required to maintain certain minimum capital ratios, which are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories. In addition to such risk adjusted capital requirements, banking organizations are also required to maintain an additional minimum “leverage” capital ratio, which is calculated on the basis of average total assets without any adjustment for risk being made to the value of the assets. Qualifying capital is classified depending on the type of capital as follows:

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

Pursuant to federal regulations, banks and bank holding companies, with more than $1 billion in consolidated assets, must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case the affected institution may no longer be deemed well capitalized and may be subject to restrictions on various activities, including a bank’s ability to accept or renew brokered deposits.

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

The Basel III Rules include higher risk-based and leverage capital ratio requirements and redefine what constitutes “capital” for purposes of calculating those ratios. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments, such as trust preferred securities (other than grandfathered trust preferred securities such as those issued by the Company), in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. The Basel III Rules also introduced a common equity Tier 1 (“CET1”) risk-based capital ratio. CET1 capital consists of retained earnings and common stock instruments, subject to certain adjustments. In addition, the rule requires that most regulatory capital deductions be made from CET1 capital.

The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, results in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio.

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank after the full phase-in period are summarized in the table below.

	BASEL III Minimum for Capital Adequacy Requirements	BASEL III Additional Capital Conservation Buffer	BASEL III Ratio with Capital Conservation Buffer
Total Risk Based Capital (total capital to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Risk Based Capital (tier 1 to risk weighted assets)	6.0%	2.5%	8.5%
Tier 1 Leverage Ratio (tier 1 to average assets)	4.0%	-%	4.0%
Common Equity Tier 1 Risk Based ( CET1 to risk weighted assets)	4.5%	2.5%	7.0%

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including our subsidiary bank, if their capital levels do not meet certain thresholds. These revisions are to be effective January 1, 2015. The prompt correction action rules now include CET1 capital component and increase certain other capital requirements for the various thresholds. As of January 1, 2015, insured depository institutions are required to meet the following capital levels in order to qualify as “well capitalized:” (i) a Total risk-based capital ratio of 10%(unchanged from current rules); (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a Tier 1 leverage ratio of 5% (unchanged from current rules); and (iv) a CET1 risk-based capital ratio of 6.5%. Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the fully phased-in Basel III capital ratios.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The bank regulatory agencies could impose higher capital requirements to meet “well-capitalized” standards and any future regulatory change could impose higher capital standards as a routine matter. The Company’s regulatory capital ratios and those of the Bank are in excess of the levels established for “well capitalized” institutions under the Basel III Rules.

The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk-based ratios. Under the Basel III Rules, higher or more sensitive risk weights are assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on non-accrual, foreign exposures and certain corporate exposures. In addition, these Rules include greater recognition of collateral and guarantees and revised capital treatment for derivatives and repo-style transactions.

In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to permanently opt-out out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Basel III Rules, the Company made such election to exclude AOCI from capital.

Overall, the Basel III Rules provides some important concessions for smaller, less complex financial institutions.

The Basel III Rules generally became effective January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Although the Company began complying with the Basel III Rules on January 1, 2015, management believes the Company satisfied the higher capital ratios imposed by Basel III, in addition to the revised “well capitalized” requirements under the revised prompt corrective actions rules discussed above, as of December 31, 2015. The Company has complied with the final Basel III Rules since January 1, 2015.

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

Restrictions on Transactions with Affiliates and Loans to Insiders

The Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act (the “Affiliates Act”), as such provisions are made applicable to state non-member banks by Section 18(i) of the Federal Deposit Insurance Act. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank.

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

Under federal law, the Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, (2) must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with third parties, and (3) must not involve more than the normal risk of repayment or present other unfavorable features. The Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions (which are also covered by the expansion of Section 23A). The Dodd-Frank Act prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director, or principal shareholder (or any related interest of such a person) unless the transaction is on market terms, and, if the transaction exceeds 10% of the institution’s capital, it is approved in advance by a majority of the disinterested directors.

Concentrated Commercial Real Estate Lending Regulations

The federal banking agencies, including the Comptroller have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “Statement on Prudent Risk Management for Commercial Real Estate Lending”. As of December 31, 2015, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the recently published policy statement.

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

•
Limitations on the amount of any interchange fee charged by a debit card issuer to be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011, the Federal Reserve set the interchange rate cap at $0.24 per transaction. While these restrictions do not apply to banks like the Bank with less than $10 billion in assets, the rule could affect the competitiveness of debit cards issued by smaller banks. We believe that market forces may erode the effectiveness of this exemption now that merchants can select more than one network for transaction routing.

•
Significant increases in the regulation of mortgage lending and servicing by banks and nonbanks. In particular, requirements that mortgage originators act in the best interests of a consumer and seek to ensure that a consumer will have the capacity to repay a loan that the consumer enters into; requirements that mortgage originators be properly qualified, registered and licensed and comply with any regulations designed by the Federal Reserve to monitor their operations; mandates of comprehensive additional and enhanced residential mortgage loan related disclosures, both prior to loan origination and after; mandates of additional appraisal practices for loans secured by residential dwellings including potential additional appraisals at the banks cost; mandates of additional collection and reporting requirements on transactions that are reportable under the Home Mortgage Disclosure Act; additional restrictions on the compensation of loan originators; and requirements that mortgage loan securitizers retain a certain amount of risk (as established by the regulatory agencies). However, mortgages that conform to the new regulatory standards as “qualified residential mortgages” will not be subject to risk retention requirements.

Although the majority of the Dodd-Frank Act’s rulemaking requirements have been met with finalized rules, approximately one-third of the rulemaking requirements are either still in the proposal stage or have not yet been proposed. Accordingly, it is difficult to anticipate the impact this expansive legislation will have on the Company, its customers and the financial industry generally.

Consumer Financial Protection Bureau

The Consumer Financial Protection Bureau (“CFPB”) was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth-in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act, Home Mortgage Disclosure Act, Truth in Savings Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. Banking institutions with total assets of $10.0 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

On January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amended TILA’s implementation regulation, Regulation Z. Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer's ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014. The CFPB allowed for a small creditor exemption for banks with assets under $2 billion and that originate less than 500 mortgage loans in 2015. Beginning January 1, 2016, the small creditor exemption will be allowed for banks with assets under $2 billion and that originate less than 2,000 mortgage loans.

On November 20, 2013, pursuant to section 1032(f) of the Dodd-Frank Act, the CFPB issued the Know Before You Owe TILA/RESPA Integrated Disclosure Rule (“TRID”), which combined the disclosure required under TILA and sections 4 and 5 of RESPA, into a single, integrated disclosure for mortgage loan transactions covered by those laws. TRID, which requires the use if a Loan Estimate that must be delivered of places in the mail no later than the third business day after receiving the consumer’s application and a Closing Disclosure that must be provided to the consumer at least three business days prior to consummation, became effective for application received on or after October 3, 2015 for applicable closed-end consumer credit transaction subject to TRID. All other mortgage loan transactions continue to use the Good Faith Estimate and the Initial Truth-in-Lending Disclosure at application and the HUD-1 Settlement Statement and the Final-in Lending Disclosure at closing. TRID also has new tolerance requirements and record retention requirement. Of note, the credit must retain evidence of compliance with the Loan Estimate requirements, including providing the Loan Estimate, and the Closing Disclosure requirements for three years after the later of the date of consummation, the date disclosures are required to be made or the date the action is required to be taken. Additionally, the creditor must retain copies of the Closing Disclosure, including all documents related to the Closing Disclosure, for five years after consummation.

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

The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increases capital ratios for all banking organizations and introduces a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised the one-time option in the first quarter of 2015 to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculation in order to reduce the impact of market volatility on our regulatory capital levels. The final rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a two-year transition period.

The final rule became effective for us on January 1, 2015. As of December 31, 2015, we met all of these new requirements, including the full capital conservation buffer.

Although we currently cannot predict the specific impact and long-term effects that Basel III will have on our Company and the banking industry more generally, the Company is now required to maintain higher regulatory capital levels which could impact our operations, net income and ability to grow. Furthermore, if the Company fails to comply with the minimum capital requirements, our regulators may take formal or informal actions against us which could restrict our future growth or operations.

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

Since August 2006, we have offered traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. As of December 31, 2015, the Bank had approximately $1.1 billion in trust assets under management. To date, virtually all of the growth in our assets under management relates to a registered investment advisor who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. Furthermore, the level of assets under management is significantly impacted by the market value of the assets. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

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

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. We had no charge-offs during 2015 in our dental portfolio assets. At December 31, 2015, our loan portfolio included $61.6 million of loans, approximately 43.7% of our total funded loans, to the dental industry, including practice acquisition loans, dental equipment loans, and dental facility loans. Although we had no charge-offs during 2015 in our dental portfolio assets, during 2014, we had net loan charge-offs of $1.1 million, representing 1.7% of year end dental portfolio assets. We believe that these loans are conservatively underwritten to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental industry in general, we may incur significant losses in our loan portfolio as a result of this concentration.

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

Although we have implemented strategies which we believe reduce the potential effects of changes in interest rates on our results of operations, these strategies will not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their costs since a significant portion of our loans have adjustable interest rates that reset periodically. If our borrowers’ ability to repay is affected, our level of non-performing assets would increase and the amount of interest earned on loans will decrease, thereby having an adverse effect on operating results. Any of these events could adversely affect our results of operations or financial condition.

We face intense competition from a variety of competitors.

We face competition for deposits, loans, and other financial services from other community banks, regional banks, out-of-state and in-state national banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, insurance companies, mutual funds, and other lending sources and alternative investment providers. Some of these financial institutions and financial services organizations are not subject to the same degree of regulation as we are. For example, we face increased competition due to the Gramm-Leach-Bliley Act, which allows insurance firms, securities firms, and other non-traditional financial companies to provide traditional banking services. The banking business in our target banking market and the surrounding areas has become increasingly competitive over the past several years, and we expect the level of competition to continue to increase. Many of these competitors have been in business for many years, have established customers, are larger, have substantially higher lending limits than we do, and are able to offer certain services that we do not provide. In addition, many of these entities have greater capital resources than we have, which among other things may allow them to price their services at levels more favorable to the customer or to provide larger credit facilities.

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

Our per customer lending limit at December 31, 2015 was approximately $4.2 million, subject to further reduction based on regulatory criteria. Accordingly, the size of loans which we can offer to potential customers is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

An economic downturn, especially one affecting our primary service area, could diminish the quality of our loan portfolio, reduce our deposit base, and negatively affect our financial performance.

Adverse economic developments can impact the collectability of loans and the sustainability of our core deposits and may negatively impact our earnings and financial condition. In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment, and other factors beyond our control. A prolonged economic recession or other economic dislocation could cause increases in non-performing assets and impair the values of real estate collateral, thereby causing operating losses, decreasing liquidity, and eroding capital. Factors that adversely affect the economy in our local banking market could reduce our deposit base and the demand for our products and services, which may decrease our earnings capability.

Curtailment of government guaranteed loan programs could affect a segment of our business.

A major segment of our business consists of originating and periodically selling government guaranteed loans, in particular those guaranteed by the U.S. Department of Agriculture (“USDA”) and the SBA. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small businesses, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline. As the funding of the guaranteed portion of 7(a) loans has historically been a major portion of our business, a long-term decrease in the funding for the 7(a) loan program may have an unfavorable impact on our future performance and results of operations.

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

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. The Company does not yet know what interest rates other institutions may offer as market interest rates begin to increase. The Company’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, damage our reputation and inhibit current and potential customers from our Internet banking services. To date interruptions of our computer system have been infrequent and have not had a material impact on our operations. Each year, we add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing. We continue to investigate cost effective measures as well as insurance protection.

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

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TBNC”; however, we have no ability to ensure that an active market will exist in the future or that shares can be liquidated without delay. The average daily trading volume in our stock during 2015 was 967 shares.

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

	High	Low
2015
Fourth Quarter	$7.35	$6.80
Third Quarter	$7.01	$6.70
Second Quarter	$7.30	$6.80
First Quarter	$7.00	$6.22

2014
Fourth Quarter	$6.40	$6.05
Third Quarter	$6.50	$5.75
Second Quarter	$5.75	$4.83
First Quarter	$5.10	$4.70

On March 15, 2016, we had 310 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2015 , segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders:
2005 Stock Incentive Plan (1)	102,000	$7.28	-
2015 Stock Incentive Plan	180,000	7.15	90,000
Equity compensation plans not approved by security holders:
2014 Non-employee Directors’ Common Stock Plan	-	-	92,025

(1)	The 2005 Stock Incentive Plan has expired and no new awards may be issued.

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

Business Strategy

We believe we can effectively compete as a community bank in our market area and the niche markets we serve. We focus our marketing efforts in three areas. We serve our local geographic market which is the Dallas - Fort Worth metropolitan area. We serve the dental and other health professional industries through a centralized loan and deposit platform that operates out of our main office in Dallas, Texas. Since the fourth quarter, 2012, we have served the small business community by offering loans guaranteed by the SBA as well as the USDA. We are registered in Colorado and Oregon as a lender and our employees maintain home offices in those states from which we originate and underwrite those loans. We anticipate that these loans will eventually be originated nationwide.

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

We are able to utilize relatively low cost deposits provided by our trust activities to fund additional loan growth. The amount of deposits available to us while maintaining full FDIC insurance protection for our trust customers has consistently exceeded $22 million for the last three years. We anticipate the trust custodial deposits to be relatively low cost and comparable to the rate we pay non-trust customers on money market account balances.

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

2015 Executive Overview

Financial Highlights

The following were significant factors related to 2015 results as compared to 2014.

Net income for 2015 was $3.3 million, or $0.81 per diluted common share, compared to $3.0 million, or $0.75 per diluted common share in 2014. Net income before income tax for 2015 was $5.1 million compared to $4.8 million for 2014. The Company recorded income tax expense of $1.8 million and $1.7 million for years ended 2015 and 2014, respectively. For the year ended December 31, 2015, return on average assets was 1.93% and return on average equity was 13.37%. For the year ended December 31, 2014, return on average assets was 1.93% and return on average equity was 14.65%.

Net interest income increased $312,000 for the year ending 2015 to $7.4 million, compared to $7.1 million for the year ending 2014. Net interest margin decreased to 4.6% for 2015, compared to 4.8% for 2014.

Non-interest income increased $288,000 in 2015, which was primarily due to an increase of $508,000 in trust management fees and $186,000 in loan servicing fees, offset by a decrease of $383,000 in gain on sale of loans.

Non-interest expense increased $782,000 in 2015, which included an increase of $543,000 in salaries and employee benefits and $511,000 increase in trust consulting fees, offset by a decrease of $291,000 in occupancy expense.

There was no provision for loan losses in 2015. The Company recorded a provision for loan losses of $492,000 for the year ended December 31, 2014. The Company had net charge-offs of $131,000 and $1.1 million for the years ended December 31, 2015 and 2014, respectively.

Total assets at December 31, 2015 increased $13.8 million, or 8.5%, to $176.9 million, compared to $163.1 million at December 31, 2014. This increase was primarily due to an increase in real estate and SBA loans. Our loans held for investment increased $13.2 million, or 10.6%, to $137.6 million as of December 31, 2015, compared to $124.4 million as of December 31, 2014. At December 31, 2015, a receivable of $2.0 million was recorded for one SBA loan that was sold as of December 31, 2015, but the sales proceeds were not received until January 2016.

Non-performing assets, net of SBA guaranteed loans, decreased $152,000, or 25.6%, from $595,000 as of December 31, 2014, to $443,000 as of December 31, 2015. Ratios of non-performing assets, net of SBA guaranteed loans, as a percentage of total assets decreased from 0.4% at December 31, 2014 to 0.3% at December 31, 2015.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the collectability of loans based on historical experience and the borrower’s ability to repay, the nature and volume of the portfolio, information about specific borrower situations and the estimated value of any underlying collateral, economic conditions and other factors. The allowance consists of general and specific reserves. The specific component relates to loans that are individually evaluated and determined to be impaired. This evaluation is often based on significant estimates and assumptions due to the level of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to change. The general component relates to the entire group of loans that are evaluated in the aggregate based primarily on industry historical loss experience adjusted for current economic factors. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate. As of December 31, 2015, the allowance for loan losses was $1.6 million, which represented approximately 1.14% of total loans.

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

Income taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Prior to 2013, the Company had provided a 100% valuation allowance for its net deferred tax asset due to the Company’s recent net operating loss history. No valuation allowance for deferred tax assets was recorded at December 31, 2015 and 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings for the years 2012 through 2015. Positions taken by the Company in preparing the consolidated federal tax return are subject to the review of the Internal Revenue Service or to reinterpretation based on management’s ongoing assessment of facts and evolving case law, and as such, positions taken by management could result in a material adjustment to the financial statements.

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

Loan income recognition

Interest income on loans is accrued at the contractual rate based on the principal outstanding. Loan origination fees are deferred and amortized as a yield adjustment over the contractual loan terms. Accrual of interest is discontinued when its receipt is in doubt, which typically occurs when a loan becomes impaired. Any interest accrued to income in the year when interest accruals are discontinued is generally reversed. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of the collateral is sufficient to satisfy the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated the ability to pay and remain current. Payments on non-accrual loans are generally applied to principal.

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

Write-downs on foreclosed real estate assets at the time of transfer are made through the allowance for loan losses. Write-downs subsequent to transfer are included in our noninterest expenses, along with operating income, net of related expenses of such properties and gains or losses realized upon disposition.

Stock based compensation

The fair value of the Company’s employee stock options is estimated at the date of grant using the Modified Black-Scholes-Merton option pricing model. In calculating the fair value of the options, management makes assumptions regarding the risk-free rate of return, the expected volatility of our common stock and the expected life of the options.

For the years ended December 31, 2015 and 2014, we recorded expense of $40,000 and $25,000, respectively, for outstanding option grants.

For the year ended December 31, 2015, 7,975 service shares of Company’s common stock were awarded to the directors. Stock compensation expense of $58,000 was recorded. There were no service shares awarded for the year ended December 31, 2014.

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

At December 31, 2015, securities available for sale consisted of U.S. government agencies and mortgage-backed securities guaranteed by U.S. government agencies. The Company has no securities held to maturity. Restricted securities consisted of Federal Reserve Bank of Dallas (“FRB”) stock, having an amortized cost and fair value of $570,000 as of December 31, 2015, and Federal Home Loan Bank of Dallas (“FHLB”) stock, having an amortized cost and fair value of $475,500 as of December 31, 2015. The weighted average yield for the securities was 2.16% for the year ended December 31, 2015.

At December 31, 2014, securities available for sale consisted of U.S. government agencies and mortgage-backed securities guaranteed by U.S. government agencies. The Company had no securities held to maturity. Restricted securities consisted of FRB stock, having an amortized cost and fair value of $570,000 as of December 31, 2014, and FHLB stock, having an amortized cost and fair value of $468,500 as of December 31, 2014. The weighted average yield for the securities was 2.37% for the year ended December 31, 2014.

The following presents the amortized cost and fair values of the securities portfolio at December 31, 2015 and 2014:

	As of December 31,
	2015		2014
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,155	$9,162	$5,561	$5,543
Mortgage-backed securities	3,284	3,290	3,251	3,251
Securities, restricted:
Other	1,046	1,046	1,038	1,038
Total	$13,485	$13,498	$9,850	$9,832

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities available for sale as of December 31, 2015. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$-	-%	$7,492	2.17%	$1,663	3.51%	$9,155	2.41%
Mortgage-backed securities	-	-	490	2.05	1,306	2.70	1,488	2.25	3,284	2.40
Securities, restricted:
Other	-	-	-	-	-	-	-	-	1,046	-
Total	$-	-%	$490	2.05%	$8,798	2.25%	$3,151	2.92%	$13,485	2.41%

Loan Portfolio Composition

Total loans held for investment increased $13.3 million, or 10.4%, to $140.8 million at December 31, 2015, compared to $127.5 million at December 31, 2014. Commercial and industrial loans comprise the largest group of loans in our portfolio amounting to $71.6 million, or 50.8% of the total loan portfolio, at December 31, 2015, which is down from $72.7 million, or 57.0% of the total loan portfolio, at December 31, 2014. At December 31, 2015, SBA loans totaled $28.9 million, or 20.5% of the total loan portfolio, compared to $21.6 million, or 17.0%, at December 31, 2014. At December 31, 2015, commercial real estate loans totaled $27.1 million, or 19.2% of the total loan portfolio, compared to $26.6 million, or 20.8%, at December 31, 2014. The following table sets forth the composition of our loans held for investment:

	As of December 31,
(In thousands, except percentages)	2015		2014
Commercial and industrial	$71,562	50.8%	$72,711	57.0%
Consumer installment	2,049	1.5%	1,578	1.2%
Real estate – residential	6,851	4.9%	1,993	1.6%
Real estate – commercial	16,736	11.9%	21,084	16.5%
Real estate – construction and land	10,322	7.3%	5,477	4.3%
SBA 7(a) unguaranteed portion	22,596	16.0%	15,755	12.4%
SBA 504	6,349	4.5%	5,839	4.6%
USDA	2,787	2.0%	2,054	1.6%
Other	1,542	1.1%	1,000	0.8%
Total Loans	$140,794	100.0%	$127,491	100.0%

The Company records the guaranteed portion of the SBA 7(a) and USDA loans as held for sale at the lower of cost or market value. Loans held for sale totaled $6.4 million and $5.2 million at December 31, 2015 and 2014, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2015, our loan portfolio included $61.6 million of loans, approximately 43.7% of our total funded loans, to the dental industry, as compared to $62.5 million, or 49.0% of total funded loans, at December 31, 2014. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated to replace loans which have been paid off or reduced balances as a result of payments, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

As of December 31, 2015, 44.2% of the loan portfolio, or $62.3 million, matures or re-prices within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding at December 31, 2015 and 2014, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2015
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$15,928	$11,710	$24,657	$19,267	$-	$71,562
Consumer installment	1,230	221	-	598	-	2,049
Real estate – residential	2,054	4,703	94	-	-	6,851
Real estate – commercial	3,841	4,371	3,085	3,295	2,144	16,736
Real estate – construction and land	7,177	3,145	-	-	-	10,322
SBA 7(a) unguaranteed portion	22,371	-	156	69	-	22,596
SBA 504	6,349	-	-	-	-	6,349
USDA	1,808	-	979	-	-	2,787
Other	1,542	-	-	-	-	1,542
Total	$62,300	$24,150	$28,971	$23,229	$2,144	$140,794

	As of December 31, 2014
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$7,373	$11,956	$24,698	$28,189	$495	$72,711
Consumer installment	1,189	389	-	-	-	1,578
Real estate – residential	366	1,445	108	74	-	1,993
Real estate – commercial	4,594	3,954	4,354	6,464	1,718	21,084
Real estate – construction and land	3,059	581	768	1,069	-	5,477
SBA 7(a) unguaranteed portion	15,679	-	-	76	-	15,755
SBA 504	5,839	-	-	-	-	5,839
USDA	1,061	-	993	-	-	2,054
Other	1,000	-	-	-	-	1,000
Total	$40,160	$18,325	$30,921	$35,872	$2,213	$127,491

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is less than their average contractual terms due to prepayments.

Non-performing Assets

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

Non-performing assets include non-accrual loans, loans 90 days past due and still accruing, OREO and other repossessed assets. Non-performing assets, net of SBA guaranteed loans, decreased $152,000 to $443,000 at December 31, 2015, as compared to $595,000 at December 31, 2014. Non-accrual loans include two commercial and industrial loans totaling $443,000 and one SBA loan totaling $477,000 at December 31, 2015, as compared to two commercial and industrial loans totaling $595,000 at December 31, 2014. During the second quarter of 2015, the Company repurchased the guaranteed portion of a defaulted SBA loan with a balance of $477,000. After the foreclosure process is complete, the Company expects that the SBA will reimburse this amount. There were no foreclosed assets at December 31, 2015 and 2014.

Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.

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

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	As of December 31,
(In thousands, except percentages)	2015		2014
Allocated:	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Commercial and industrial	$443	0.25%	$595	0.36%
SBA	477	0.27	-	-
Total non-accrual loans	920	0.52	595	0.36
SBA guaranteed portion	(477)	(0.27)	-	-
Total non-accrual loans, net	443	0.25	595	0.36
Loans past due 90 days and accruing	-	-	-	-
Foreclosed assets	-	-	-	-
Total non-performing assets	$443	0.25%	$595	0.36%
Restructured loans on non-accrual	$381	0.22%	$501	0.31%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $80,000 and $147,000 during the years ended December 31, 2015 and 2014, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2015 and 2014, income would have increased by approximately $54,000 and $31,000, respectively.

Restructured loans are considered “troubled debt restructurings” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2015 and 2014, we had one loan totaling $381,000 and $501,000, respectively, considered to be a troubled debt restructuring which was on non-accrual.

There were no loans past due 90 days and still accruing interest at December 31, 2015 and 2014.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2015, we had three borrower relationships with loans of this type totaling $372,000, which were not included in non-accrual or restructured loans.

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

We provide for loan losses through the establishment of an allowance for loan losses by provisions charged against earnings. Our allowance represents an estimated reserve for existing losses in the loan portfolio. We deploy a systematic methodology for determining our allowance that includes a quarterly review process, risk rating, and adjustment to our allowance. We classify our portfolios as either consumer or commercial and monitor credit risk separately as discussed below. We evaluate the adequacy of our allowance continually based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that we believe require special attention.

The allowance consists of two elements: (1) specific reserves and valuation allowances for individual credits; (2) general reserves for types or portfolios of loans based on a number of quantitative factors such as loss history and industry default rates, as well as several qualitative factors that are the judgement of management. All outstanding loans are considered in evaluating the adequacy of the allowance.

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

The allowance for loan losses totaled $1.6 million and $1.7 million at December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the Bank had charge-offs of $159,000, compared to $1.2 million for the year ended December 31, 2014. The total reserve percentage decreased to 1.14% at year-end 2015 from 1.33% of loans at December 31, 2014. The decrease was primarily the result of a reduction in classified assets from the prior year and decreased loss history during 2015.

Based on an analysis performed by management at December 31, 2015, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

The table below presents a summary of our loan loss experience for the past five years:

(In thousands, except percentages)	2015	2014	2013	2012	2011
Balance at January 1,	$1,695	$2,318	$1,338	$1,352	$1,754
Charge-offs:
Commercial and industrial	-	1,138	225	24	262
Consumer installment	-	17	1	-	-
SBA 7(a)	159	-	-	-	-
Total charge-offs	159	1,155	226	24	262
Recoveries:
Commercial and industrial	22	34	3	125	13
Consumer installment	-	-	-	26	3
Real estate – construction and land	6	6	6	27	57
Total recoveries	28	40	9	178	73
Net charge-offs (recoveries)	131	1,115	217	(154)	189
Provision (credit) for loan losses	-	492	1,197	(168)	(213)
Balance at December 31,	$1,564	$1,695	$2,318	$1,338	$1,352

Loans at year-end	$140,794	$127,491	$115,559	$94,396	$83,712
Average loans	143,005	131,995	106,527	86,876	89,725

Net charge-offs (recoveries)/average loans	0.09%	0.84%	0.20%	-0.18%	0.21%
Allowance for loan losses/year-end loans	1.14	1.33	2.05	1.42	1.61
Total provision (credit) for loan losses/average loans	0.00%	0.37%	1.12%	-0.19%	-0.24%

The following table sets forth the specific allocation of the allowance for years ended December 31, 2015 and 2014 and the percentage of allocated possible loan losses in each category to total gross loans:

	As of December 31,
(In thousands, except percentages)	2015		2014
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$878	50.8%	$918	57.0%
Consumer installment	26	1.5	20	1.2
Real estate – residential	86	4.9	25	1.6
Real estate – commercial	210	11.9	265	16.5
Real estate – construction and land	130	7.3	69	4.3
SBA	214	20.5	344	17.0
USDA	-	2.0	41	1.6
Other	20	1.1	13	0.8
Total allowance for loan losses	$1,564	100.0%	$1,695	100.0%

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

The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits:

	As of December 31,
	2015			2014
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$24,161	17.2%	-%	$20,526	16.3%	-%
NOW accounts	5,093	3.6	0.27	4,588	3.6	0.31
Money market accounts	37,867	26.9	0.49	34,214	27.1	0.49
Savings accounts	5,038	3.6	0.50	2,774	2.2	0.50
Time deposits $100,000 and over	64,545	45.9	0.94	59,889	47.5	0.84
Time deposits under $100,000	3,919	2.8	1.05	4,131	3.3	1.04
Total deposits	$140,623	100.0%	0.62%	$126,122	100.0%	0.59%

The following table presents maturity of our time deposits of $100,000 or more at December 31, 2015 and 2014:

	As of December 31,
(In thousands)	2015	2014
Three months or less	$18,884	$15,146
Over three months through six months	6,763	6,701
Over six months through twelve months	19,967	16,167
Over twelve months	20,924	21,383
Total	$66,538	$59,397

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

The Bank had cash and cash equivalents of $8.7 million, or 4.9% of total assets, at December 31, 2015. In addition to the on balance sheet liquidity available, the Bank has lines of credit with the FHLB and the FRB, which provide the Bank with a source of off-balance sheet liquidity. As of December 31, 2015, the Bank’s established credit line with the FHLB was $21.7 million, or 12.3% of assets, of which $10.0 million was utilized. The established credit line with the FRB was $16.0 million, or 9.0% of assets, of which none was utilized or outstanding at December 31, 2015. The Bank’s trust operations serve in a fiduciary capacity for approximately $1.1 billion in total market value of assets as of December 31, 2015. Some of these custody assets are invested in cash. This cash is maintained either in a third party money market mutual fund (invested predominately in U.S. Treasury securities and other high grade investments) or in a Bank money market account. Only cash which is fully insured by the FDIC is maintained at the Bank. This cash can be moved readily between the Bank and the third party money market mutual fund.  As of December 31, 2015, there was $25.6 million of cash at the third party money market mutual fund available to transfer to the Bank which would be fully FDIC insured for the trust customers of the Bank.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $3.4 million during 2015 to $27.2 million at December 31, 2015 from $23.8 million at December 31, 2014. The increase was due to net income of $3.3 million in 2015, a $98,000 increase in additional paid-in capital related to stock compensation expense, and by a $22,000 net after-tax increase in the market value of the securities available for sale.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The regulatory capital ratios as of December 31, 2015 were calculated under Basel III rules and the regulatory capital ratios as of December 31, 2014 were calculated under Basel I rules. As of December 31, 2015, the Company’s capital ratios exceeded the new requirements specified in the Basel III rules.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).

To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$27,813	18.33%	$12,139	8.00%	$15,173	10.00%

Tier 1 Capital (to Risk Weighted Assets)	26,249	17.30	9,104	6.00	12,139	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	26,249	17.30	6,828	4.50	9,863	6.50

Tier 1 Capital (to Average Assets)	26,249	15.02	6,994	4.00	8,742	5.00

As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$24,638	17.56%	$11,224	8.00%	$14,030	10.00%

Tier 1 Capital (to Risk Weighted Assets)	22,943	16.35	5,612	4.00	8,418	6.00

Tier 1 Capital (to Average Assets)	22,943	13.89	6,609	4.00	8,261	5.00

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

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

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 2015, we had commitments to extend credit and standby letters of credit of approximately $18.7 million and $10,000, respectively.

The following is a summary of our contractual obligations, including certain on-balance-sheet obligations, at December 31, 2015:

	As of December 31, 2015
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
Undisbursed loan commitments	$7,860	$200	$119	$10,561	$18,740
Standby letters of credit	10	-	-	-	10
Operating leases	69	6	-	-	75
Time deposits	48,173	20,730	1,702	-	70,605
Borrowed funds	10,000	-	-	-	10,000
Total	$66,112	$20,936	$1,821	$10,561	$99,430

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

	2015 vs 2014
	Increase (Decrease) Due to Change in
(In thousands)	Yield/ Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$1	$2	$3
Securities	(23)	(2)	(25)
Loans, net of unearned discount (1)	(160)	621	461
Total earning assets	(182)	621	439

NOW	(1)	1	-
Money market	-	18	18
Savings	-	11	11
Time deposits $100,000 and over	61	44	105
Time deposits under $100,000	-	(2)	(2)
Borrowed funds	5	(10)	(5)
Total interest-bearing liabilities	65	62	127
Changes in net interest income	$(247)	$559	$312

	2014 vs 2013
	Increase (Decrease) Due to Change in
(In thousands)	Yield/ Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$(1)	$2	$1
Securities	1	(1)	-
Loans, net of unearned discount (1)	(350)	1,468	1,118
Total earning assets	(350)	1,469	1,119

NOW	2	4	6
Money market	5	27	32
Savings	-	10	10
Time deposits $100,000 and over	37	145	182
Time deposits under $100,000	(6)	4	(2)
Borrowed funds	2	(7)	(5)
Total interest-bearing liabilities	40	183	223
Changes in net interest income	$(390)	$1,286	$896

(1)	Average loans include non-accrual.

Net interest income for the year ended December 31, 2015 increased $312,000, or 4.4%, compared to 2014. The increase was primarily the result of an increase in the average volume of loans, partly offset by a decrease in the net interest margin. The average volume of loans increased $11.0 million, or 8.3%, in 2015. Net interest margin decreased 3.2% to 4.61% for 2015 from 4.76% for 2014. The average yield for loans decreased to 5.64% for 2015, compared to 5.76% for 2014. The average rate paid on interest-bearing liabilities increased to 0.73% for 2015, compared to 0.66% for 2014.

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

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the years ended December 31, 2015 and 2014.

	Twelve Months Ended December 31,
	2015			2014
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of unearned discount (1)	$143,005	$8,066	5.64%	$131,995	$7,605	5.76%
Interest-bearing deposits and
federal funds sold	7,589	20	0.26%	6,628	17	0.25%
Securities	10,951	236	2.16%	11,033	261	2.37%
Total earning assets	161,545	8,322	5.15%	149,656	7,883	5.27%
Cash and other assets	10,848			9,616
Allowance for loan losses	(1,627)			(1,741)
Total assets	$170,766			$157,531

Interest-bearing liabilities
NOW accounts	$5,093	14	0.27%	$4,588	14	0.31%
Money market accounts	37,867	186	0.49%	34,214	168	0.49%
Savings accounts	5,038	25	0.50%	2,774	14	0.50%
Time deposits $100,000 and over	64,545	606	0.94%	59,889	501	0.84%
Time deposits under $100,000	3,919	41	1.05%	4,131	43	1.04%
Total interest-bearing deposits	116,462	872	0.75%	105,596	740	0.70%
Borrowed funds	3,691	7	0.19%	8,893	12	0.13%
Total interest-bearing liabilities	120,153	879	0.73%	114,489	752	0.66%
Non-interest-bearing deposits	24,161			20,526
Other liabilities	1,816			1,785
Shareholders’ equity	24,636			20,731
Total liabilities and shareholders’ equity	$170,766			$157,531

Net interest income		$7,443			$7,131
Net interest spread			4.42%			4.61%
Net interest margin			4.61%			4.76%

1) Includes non-accrual loans

Provision for Loan Losses

We established a provision for loan losses, which is charged to operations, at a level we believe to be appropriate to absorb probable losses in the loan portfolio. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

There was no provision for loan losses recorded in 2015. The provision for loan losses totaled $492,000 in 2014. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest Income

The components of non-interest income for the years ended December 31, 2015 and 2014 were as follows:

	Year ended December 31,
(In thousands)	2015	2014
Trust income	$12,104	$11,596
Gain on sale of loans	1,949	2,332
Loan servicing fees, net	448	262
Service fees and other income	68	84
Rental income	309	318
Loss on sale of securities	(1)	(3)
	$14,877	$14,589

Non-interest income for the year-ended December 31, 2015 increased $288,000 or 2.0%, compared to the same period in 2014. Changes in the various components of non-interest income are discussed in more detail below.

Trust income increased $508,000, or 4.4%, for the year ended December 31, 2015, compared to the same period in 2014. The increase was primarily due to a 5 basis point rate increase in the trustee/custodial fee, which was effective in September 2014, resulting in additional fee income of approximately $400,000 for 2015. The 5 basis point rate increase in the fee is passed on to the Bank’s registered investment advisor, and therefore there was a corresponding increase in trust expense included in non-interest expense. The remaining increase was a result of improvements in market values of assets in trust accounts during 2015.

Gain on sale of loans decreased $383,000, or 16.4%, for the year ended December 31, 2015, compared to the same period in 2014. The decrease was a result of a lower amount of loans sold in 2015 from 2014. The Company sold $21.2 million of SBA and USDA loans during 2015, compared to $24.0 million in 2014.

Loan servicing fees, net of servicing asset amortization increased $186,000, or 71.0% for the year ended December 31, 2015, compared to the same period in 2014. The increase is related to the increase in SBA and USDA loans sold with servicing retained.

Service fees and other income decreased $16,000, or 19.0% for the year ended December 31, 2015, compared to the same period in 2014. The decrease is primarily related to a $12,000 gain on sale of other real estate owned recorded in 2014.

Rental income decreased $9,000, or 2.8%, for the year ended December 31, 2015, compared to the same period in 2014.

During 2015, the Company purchased $190 million of available-for-sale securities, and subsequently sold $100 million, which resulted in a loss of $1,000. The other $90 million subsequently matured, resulting in no gain or loss. The securities were purchased in connection with the Company’s tax planning for Texas franchise tax.

Non-interest Expenses

The components of non-interest expense for the years ended December 31, 2015 and 2014 were as follows:

	Year ended December 31,
(In thousands)	2015	2014
Salaries and employee benefits	$4,628	$4,085
Occupancy and equipment	852	1,143
Trust expenses	9,708	9,197
Professional fees	412	386
Data processing	852	787
Other expense	772	844
	$17,224	$16,442

Non-interest expense for the year ended December 31, 2015 increased $782,000, or 4.8%, compared to the same period in 2014. Changes in the various components of non-interest expense are discussed in more detail below.

Salaries and employee benefits increased $543,000, or 13.3%, for the year ended December 31, 2015, compared to the same period in 2014. The increase is due to increase in staff, primarily in the loan production and operational support areas of the Company, increase in incentive bonuses and stock-based compensation, and normal annual merit increases.

Occupancy and equipment expense decreased $291,000, or 25.5% for the year ended December 31, 2015, compared to the same period in 2014. The decrease was due to the savings in rent related to the termination of the lease for the Company’s previous location in May of 2014, and also to a decrease in building maintenance and telecommunications costs.

Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. Trust expense increased $511,000, or 5.6%, for the year ended December 31, 2015, compared to the same period in 2014. The increase is related to the 5 basis point rate increase in the trustee/custodial fee in September 2014 explained in non-interest income above, and also to improvements in market values of the assets during the past year.

Professional fees for the year ended December 31, 2014 increased $26,000, or 6.7%, compared to the same period in 2014. The increase was due to increase in audit fees of $17,000 and consulting fees of $12,000, offset by decrease in legal fees.

Data processing fees increased $65,000, or 8.3% for the year ended December 31, 2015, compared to the same period in 2014. The increase was related to additional monthly fees pertaining to enhancements to the Company’s internet customer platform.

Other expenses for the year ended December 31, 2015 decreased $72,000, or 8.5%, compared to the same period in 2014. The decrease in other expenses was primarily due to decreases in advertising expense, OREO expense, FDIC assessment expense among other things, partly offset by increase in employee recruitment expense.

Income Taxes

The income tax provision for the years ended December 31, 2015 and 2014 was $1.8 million and $1.7 million, respectively. The effective tax rate was 35% and 36% for 2015 and 2014, respectively.

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
Dallas, Texas

We have audited the accompanying consolidated balance sheets of T Bancshares, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T Bancshares, Inc. as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ WHITLEY PENN LLP

Dallas, Texas
March 29, 2016

T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 and 2014

(In thousands, except share amounts)	2015	2014
ASSETS
Cash and due from banks	$1,592	$801
Interest-bearing deposits	6,687	5,588
Federal funds sold	431	543
Total cash and cash equivalents	8,710	6,932
Securities available for sale at estimated fair value	12,452	8,794
Securities, restricted at cost	1,046	1,038
Loans held for sale	6,365	5,158
Loans, net of allowance for loan losses of $1,564 and $1,695, respectively	137,648	124,405
Bank premises and equipment, net	4,497	4,552
Deferred tax assets, net	527	798
Receivable for loans sold	1,972	8,185
Other assets	3,712	3,221
Total assets	$176,929	$163,083

LIABILITIES
Demand deposits:
Non-interest-bearing	$24,138	$22,786
Interest-bearing	42,292	39,585
Time deposits $100,000 and over	66,538	59,397
Time deposits under $100,000	4,067	3,966
Total deposits	137,035	125,734
Borrowed funds	10,000	10,000
Other liabilities	2,684	3,552
Total liabilities	149,719	139,286

SHAREHOLDERS’ EQUITY
Common Stock, $ .01 par value; 10,000,000 shares authorized; 4,037,907 and 4,029,932 shares issued and outstanding at December 31, 2015 and 2014, respectively	40	40
Additional paid-in capital	22,762	22,664
Retained earnings	4,398	1,105
Accumulated other comprehensive income (loss)	10	(12)
Total shareholders’ equity	27,210	23,797
Total liabilities and shareholders' equity	$176,929	$163,083

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2015 and 2014

(In thousands, except per share data)	2015	2014
Interest Income
Loan, including fees	$8,066	$7,605
Securities	236	261
Federal funds sold	1	1
Interest-bearing deposits	19	16
Total interest income	8,322	7,883
Interest Expense
Deposits	872	740
Borrowed funds	7	12
Total interest expense	879	752
Net interest income	7,443	7,131
Provision for loan losses	-	492
Net interest income after provision for loan losses	7,443	6,639
Non-interest Income
Trust income	12,104	11,596
Gain on sale of loans	1,949	2,332
Loan servicing fees, net	448	262
Service fees and other income	68	84
Rental income	309	318
Loss on sale of securities	(1)	(3)
Total non-interest income	14,877	14,589
Non-interest Expense
Salaries and employee benefits	4,628	4,085
Occupancy and equipment	852	1,143
Trust expenses	9,708	9,197
Professional fees	412	386
Data processing	852	787
Other	772	844
Total non-interest expense	17,224	16,442
Income before income taxes	5,096	4,786
Income tax expense	1,803	1,748
Net Income	$3,293	$3,038

Earnings per common share:
Basic	0.82	0.75
Diluted	0.81	0.75
Weighted average common shares outstanding	4,034,105	4,025,614
Weighted average diluted shares outstanding	4,043,876	4,034,283

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2015 and 2014

(In thousands)	2015	2014
Net Income	$3,293	$3,038
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	32	287
Reclassification adjustment for realized loss on sale included in net income	1	3
Total other comprehensive income, before tax effect	33	290
Tax effect	11	(3)
Other comprehensive income	22	293
Comprehensive income	$3,315	$3,331

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2015 and 2014

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2014	$40	$22,631	$(1,933)	$(305)	$20,433
Net income			3,038		3,038
Other comprehensive income	-	-	-	293	293
Exercise of stock options	-	8	-	-	8
Stock based compensation	-	25	-	-	25
BALANCE, December 31, 2014	$40	$22,664	$1,105	$(12)	$23,797
Net income	-	-	3,293	-	3,293
Other comprehensive income	-	-	-	22	22
Issuance of 7,975 shares in connection with the directors’ common stock plan	-	58	-	-	58
Stock based compensation	-	40	-	-	40
BALANCE, December 31, 2015	$40	$22,762	$4,398	$10	$27,210

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015 and 2014

(In thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$3,293	$3,038
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	492
Depreciation and amortization	226	207
Accretion of discount on loans	(146)	(80)
Securities premium amortization (discount accretion), net	(11)	36
Net loss on sale of securities	1	3
Net gain on sale of real estate owned	-	(12)
Origination of loans held for sale	(23,239)	(27,748)
Proceeds from payments and sales of loans held for sale	23,488	26,395
Net gain on sale of loans	(1,949)	(2,332)
Stock based compensation	98	25
Receivable for sold loans	6,213	(720)
Deferred income taxes	261	503
Servicing asset amortization	125	62
Net change in:
Other assets	(123)	(405)
Other liabilities	(868)	1,252
Net cash provided by operating activities	7,369	716
Cash Flows from Investing Activities
Purchase of securities available for sale	(195,501)	(199,999)
Principal payments, calls and maturities of securities available for sale	1,885	728
Proceeds from sale of securities available for sale	190,000	199,996
Purchase of securities, restricted	(8,342)	(2,680)
Proceeds from sale of securities, restricted	8,334	2,871
Net change in loans	(13,097)	(12,536)
Proceeds from sale of other real estate owned	-	761
Purchases of premises and equipment	(171)	(2,308)
Net cash used in investing activities	(16,892)	(13,167)
Cash Flows from Financing Activities
Net change in demand deposits	4,059	12,022
Net change in time deposits	7,242	7,909
Proceeds from stock options exercised	-	8
Proceeds from borrowed funds	248,634	442,523
Repayment of borrowed funds	(248,634)	(448,523)
Net cash provided by financing activities	11,301	13,939
Net change in cash and cash equivalents	1,778	1,488
Cash and cash equivalents at beginning of year	6,932	5,444
Cash and cash equivalents at end of year	$8,710	$6,932

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$878	$747
Income taxes	$2,020	$625

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

The Bank serves its local geographic market which includes Dallas, Tarrant, Denton, Collin and Rockwall counties which encompass an area commonly referred to as the Dallas/Fort Worth Metroplex. The Bank also serves the dental and other health professional industries through a centralized loan and deposit platform that operates out of its main office in Dallas, Texas. In addition, the Bank serves the small business community by offering loans guaranteed by the Small Business Administration (“SBA”) and the U.S. Department of Agriculture (“USDA”).

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

At December 31, 2015, the Bank’s loan portfolio consisted of approximately $61.6 million, or 43.7% of the loan portfolio, in loans to dentists and dental practices. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

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

Loans Held for Sale

Loans which are originated or purchased and are intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to non-interest income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. Loans held for sale are comprised of the guaranteed portion of SBA and USDA loans. The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2015 and 2014.

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

Interest income on commercial business and commercial real estate loans is discontinued when the loan becomes 90 days delinquent unless the credit is well secured and in process of collection. Unsecured consumer loans are generally charged off when the loan becomes 90 days past due. Consumer loans secured by collateral other than real estate are charged off after a review of all factors affecting the ability to collect on the loan, including the borrower’s history, overall financial condition, resources, guarantor support, and the realizable value of any collateral. However, any consumer loan past due 180 days is charged off. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on non-accrual are reversed against interest income. Interest received on such loans is accounted for on a cash-basis or cost-recovery method, until qualifying for return to accrual basis. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. The Company had no foreclosed assets at December 31, 2015 and 2014.

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

Stock Based Compensation

At December 31, 2015 and 2014, the Company has a share-based employee compensation plan, which is described more fully in Note 11.

Advertising Costs

Advertising costs are expensed as incurred. For the year ended December 31, 2015 and 2014, advertising expense totaled $21,000 and $55,000, respectively, which is in included in non-interest expense in the Consolidated Statements of Income.

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

The Company files income tax returns in the U.S. federal jurisdiction and state jurisdictions, as applicable. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012.

Earnings Per Share

Basic earnings per share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents. Common share equivalents consist of stock options and warrants and are computed using the treasury stock method. Warrants of 96,750 expired on November 2, 2014. The Company had no outstanding warrants at December 31, 2015 and 2014.

Outstanding stock options of 19,000 were considered in the diluted earnings per share computations for the year ended December 31, 2015, however the remaining 409,000 outstanding options were not considered in the per share computation because their effect was anti-dilutive. Outstanding stock options of 19,000 were considered in the diluted earnings per share computations for the year ended December 31, 2014, however the remaining 214,000 outstanding options were not considered in the per share computation because their effect was anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity.  Accumulated comprehensive income (loss), net for the years ended December 31, 2015 and 2014 is reported in the accompanying consolidated statements of comprehensive income.

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

Reclassifications

Certain items in prior financial statements have been reclassified to provide more comparative information. These reclassifications had no effect on net income or shareholders’ equity.

Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for the Company on January 1, 2017; however, the Financial Accounting Standards Board (“FASB”) recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 to January 1, 2018. ASU 2014-09 is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements.

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

Accounting Standards Update (ASU) 2016-1, No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 2. SECURITIES

Year-end securities consisted of the following:

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,155	$70	$63	$9,162
Mortgage-backed securities	3,284	30	24	3,290
Total securities available for sale	$12,439	$100	$87	$12,452

Securities, restricted:
Other	$1,046	$-	$-	$1,046

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$5,561	$76	$94	$5,543
Mortgage-backed securities	3,251	12	12	3,251
Total securities available for sale	$8,812	$88	$106	$8,794

Securities, restricted:
Other	$1,038	$-	$-	$1,038

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or by U.S. government-sponsored agencies. Securities, restricted consists of FRB and FHLB stock which are carried at cost.

Securities with a fair value of $982,000 and $1.2 million at December 31, 2015 and 2014, respectively, were pledged to the Company’s trust department. Securities with a fair value of $699,000 and $840,000 at December 31, 2015 and 2014, respectively, were pledged to the FRB. Securities with a fair value of $10.8 million and $6.8 million at December 31, 2015 and 2014, respectively, were pledged to secure borrowings at the FHLB.

Certain investments in debt securities are reported in the financial statement at an amount less than their historical cost. The table below indicates the length of time individual investment securities have been in a continuous loss position as of December 31, 2015 and 2014:

	December 31, 2015
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$5,005	$32	$970	$31	$5,975	$63
Mortgage-backed securities	1,981	24	-	-	1,981	24
Total	$6,986	$56	$970	$31	$7,956	$87

	December 31, 2014
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$-	$-	$2,897	$94	$2,897	$94
Mortgage-backed securities	383	-	1,705	12	2,088	12
Total	$383	$-	$4,602	$106	$4,985	$106

The number of investment positions in this unrealized loss position totaled nine at December 31, 2015. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. In making this determination, the Company also considers the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are primarily interest rate related due to the level of interest rates at December 31, 2015 compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. The Company’s mortgage related securities are backed by GNMA and FNMA or are collateralized by securities backed by these agencies.

As of December 31, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2015, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Sale of securities available-for-sale were as follows:

(In thousands)	2015	2014
Proceeds from sales	$190,000	$199,996
Gross realized gains	-	-
Gross realized losses	(1)	(3)

The amortized cost and estimated fair value of securities available for sale, at December 31, 2015 and 2014 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	December 31, 2015
(In thousands)	Amortized Cost	Estimated Fair Value
Due after one years through five years	$1,038	$1,033
Due after five years through ten years	6,453	6,434
Due after ten years	1,663	1,694
Mortgage-backed securities	3,285	3,291
Total	$12,439	$12,452

	December 31, 2014
(In thousands)	Amortized Cost	Estimated Fair Value
Due after five years through ten years	$4,780	$4,703
Due after ten years	781	840
Mortgage-backed securities	3,251	3,251
Total	$8,812	$8,794

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans held for investment are as follows:

(In thousands)	December 31, 2015	December 31, 2014
Commercial and industrial	$71,562	$72,711
Consumer installment	2,049	1,578
Real estate – residential	6,851	1,993
Real estate – commercial	16,736	21,084
Real estate – construction and land	10,322	5,477
SBA:
SBA 7(a) unguaranteed portion	22,596	15,755
SBA 504	6,349	5,839
USDA	2,787	2,054
Other	1,542	1,000
Gross Loans	140,794	127,491
Less:
Allowance for loan losses	1,564	1,695
Deferred loan costs	(292)	(153)
Discount on loans	1,874	1,544
Net loans	$137,648	$124,405

At December 31, 2015, our loan portfolio included $61.6 million of loans, approximately 43.7% of our total funded loans, to the dental industry, as compared to $62.5 million, or 49.0% of total funded loans, at December 31, 2014. We believe that these loans are to credit worthy borrowers and are diversified geographically.

Periodically, the Company purchases participation interests in residential 1-4 family real estate mortgage loans that are partially or fully government guaranteed from a third party who is an approved Ginnie Mae securities issuer (the “Issuer”). Under the arrangement with the Issuer, in the event the Issuer subsequently pools the loans into a newly issued Ginnie Mae security, the Bank is entitled to receive a fractional percentage varying between 10% and 25% of the ultimate sales price of the securities over the Bank’s basis in the participation interest net of any unearned discount at the time of the securitization. If the loans are not securitized by the Issuer, the discount is accreted to interest income on a level-yield method over the life of the loans. During the year ended December 31, 2015, the Company purchased participation interest in one loan for $173,700 at a discount of $5,200. The Company did not purchase any participation interests during the year ended December 31, 2014. There were no loans securitized during the years ended December 31, 2015 and 2014 and as a result no gain was recognized. At December 31, 2015 and 2014, the unearned discount was $248,000 and $331,000, respectively.

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

During the year ended December 31, 2015, the Company sold $21.2 million of SBA loans, resulting in a gain on sale of loans of $1.9 million. For the year ended December 31, 2014, the Company sold $24.0 million of SBA and USDA loans and recognized a gain of $2.3 million. In connection with the sales, the Company recorded a servicing asset of $493,000 and $647,000 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company had $6.4 million of SBA loans held for sale. As of December 31, 2014, the Company had $5.2 million of SBA and USDA loans held for sale.

During December 2015, the Bank sold one SBA loan that did not settle until January 2016. At December 31, 2015, the Bank recorded a receivable for the loans sold of $2.0 million, which consists of $1.8 million for the principal balance of the loan and $188,000 for the premium amount.

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
The 7(a) serves as the SBA’s primary business loan program to help qualified small businesses obtain financing when they might not be eligible for business loans through normal lending channels. Loan proceeds under this program can be used for most business purposes including working capital, machinery and equipment, furniture and fixtures, land and building (including purchase, renovation and new construction), leasehold improvements and debt refinancing. Loan maturity is generally up to 10 years for working capital and up to 25 years for fixed assets. The 7(a) loan is approved and funded by a qualified lender, guaranteed by the SBA and subject to applicable regulations. In general, the SBA guarantees up to 75% of the loan amount depending on loan size. The Bank is required by the SBA to retain a contractual minimum of 5% on all SBA 7(a) loans. The SBA 7(a) loans are generally variable interest rate loans. Gains recognized by the Bank on the sales of the guaranteed portion of these loans and the ongoing servicing income received are significant revenue sources for the Company. The servicing spread is 1% on the majority of loans.

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

The Bank also offers Business & Industry (“B & I”) program loans through the USDA. These loans are similar to the SBA product, except they are guaranteed by the USDA. The guaranteed amount is generally 75%. B&I loans are made to businesses in designated rural areas and are generally larger loans to larger businesses than the SBA 7(a) loans. Similar to the SBA 7(a) product, they can be sold into the secondary market. These loans can be utilized for rural commercial real estate and equipment. The loans can have maturities up to 30 years and the rates can be fixed or variable.

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

Year-end non-accrual loans and restructured loans, segregated by class of loans, were as follows:

	December 31,	December 31,
(In thousands)	2015	2014
Non-accrual loans:
Commercial and industrial	$443	$595
SBA	477	-
Total non-accrual loans	920	595
SBA guaranteed portion	(477)	-
Total non-accrual loans, net	443	595
Restructured loans:
Commercial and industrial	$381	$501

During the second quarter of 2015, the Company repurchased the guaranteed portion of a defaulted SBA loan with a balance of $477,000, which is on non-accrual. It is expected that the SBA will reimburse the Company for this amount after the foreclosure and collection process is complete.

The restructuring of a loan is considered a “troubled debt restructuring” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. There were no troubled debt restructurings during the years ended December 31, 2015 and 2014.

As of December 31, 2015, the Company had one commercial and industrial loan restructuring for $381,000 which is on non-accrual, with related allowance for loan losses of $2,000, identified as troubled debt restructuring. The modification consisted of extending the amortization period and reducing the interest rate to a below market interest rate.

There were no troubled debt restructurings that defaulted under the modified terms during the years ended December 31, 2015 and 2014. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of December 31, 2015 and 2014, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

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

The Company’s impaired loans and related allowance is summarized in the following table:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015
Commercial and industrial	$908	$-	$678	$678	$26	$1,431	$73
Real estate – commercial	137	137	-	137	-	146	7
SBA	477	477	-	477	-	159	-
Total	$1,522	$614	$678	$1,292	$26	$1,736	$80

December 31, 2014
Commercial and industrial	$1,836	$-	$1,803	$1,803	$70	$2,370	$134
Real estate – commercial	153	153	-	153	-	269	13
Total	$1,989	$153	$1,803	$1,956	$70	$2,639	$147

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(In thousands)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
December 31, 2015
Commercial and industrial	$555	$-	$555	$71,007	$71,562	$-
Consumer installment	-	-	-	2,049	2,049	-
Real estate – residential	-	-	-	6,851	6,851	-
Real estate – commercial	-	-	-	16,736	16,736	-
Real estate – construction and land	-	-	-	10,322	10,322	-
SBA	-	477	477	28,468	28,945	-
USDA	-	-	-	2,787	2,787	-
Other	-	-	-	1,542	1,542	-
Total	$555	$477	$1,032	$139,762	$140,794	$-

December 31, 2014
Commercial and industrial	$276	$-	$276	$72,435	$72,711	$-
Consumer installment	-	-	-	1,578	1,578	-
Real estate – residential	-	-	-	1,993	1,993	-
Real estate – commercial	-	-	-	21,084	21,084	-
Real estate – construction and land	-	-	-	5,477	5,477	-
SBA	-	-	-	21,594	21,594	-
USDA	-	-	-	2,054	2,054	-
Other	-	-	-	1,000	1,000	-
Total	$276	$-	$276	$127,215	$127,491	$-

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

The following summarizes the Company’s internal ratings of its loans:

(In thousands)	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial and industrial	$70,539	$-	$345	$678	$-	$71,562
Consumer installment	2,049	-	-	-	-	2,049
Real estate – residential	6,851	-	-	-	-	6,851
Real estate – commercial	16,599	-	-	137	-	16,736
Real estate – construction and land	9,607	-	715	-	-	10,322
SBA	28,468	-	-	477	-	28,945
USDA	2,787	-	-	-	-	2,787
Other	1,542	-	-	-	-	1,542
Total	$138,442	$-	$1,060	$1,292	$-	$140,794

December 31, 2014
Commercial and industrial	$68,350	$2,272	$1,209	$880	$-	$72,711
Consumer installment	1,578	-	-	-	-	1,578
Real estate – residential	1,142	851	-	-	-	1,993
Real estate – commercial	20,366	-	565	153	-	21,084
Real estate – construction and land	4,571	149	757	-	-	5,477
SBA	21,594	-	-	-	-	21,594
USDA	2,054	-	-	-	-	2,054
Other	1,000	-	-	-	-	1,000
Total	$120,655	$3,272	$2,531	$1,033	$-	$127,491

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015 and 2014, and the change for the years then ended is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
December 31, 2015
Beginning Balance	$918	$20	$25	$265	$69	$344	$41	$13	$1,695
Provision (credit) for loan losses	(62)	6	61	(55)	55	29	(41)	7	-
Charge-offs	-	-	-	-	-	(159)	-	-	(159)
Recoveries	22	-	-	-	6	-	-	-	28
Net (charge-offs) recoveries	22	-	-	-	6	(159)	-	-	(131)
Ending balance	$878	$26	$86	$210	$130	$214	$-	$20	$1,564

Period-end amount allocated to:
Loans individually evaluated for impairment	$26	$-	$-	$-	$-	$-	$-	$-	$26
Loans collectively evaluated for impairment	852	26	86	210	130	214	-	20	1,538
Ending balance	$878	$26	$86	$210	$130	$214	$-	$20	$1,564

December 31, 2014
Beginning Balance	$1,805	$24	$20	$209	$74	$166	$20	$-	$2,318
Provision (credit) for loan losses	217	13	5	56	(11)	178	21	13	492
Charge-offs	(1,138)	(17)	-	-	-	-	-	-	(1,155)
Recoveries	34	-	-	-	6	-	-	-	40
Net (charge-offs) recoveries	(1,104)	(17)	-	-	6	-	-	-	(1,115)
Ending balance	$918	$20	$25	$265	$69	$344	$41	$13	$1,695

Period-end amount allocated to:
Loans individually evaluated for impairment	$70	$-	$-	$-	$-	$-	$-	$-	$70
Loans collectively evaluated for impairment	848	20	25	265	69	344	41	13	1,625
Ending balance	$918	$20	$25	$265	$69	$344	$41	$13	$1,695

The Company’s recorded investment in loans as of December 31, 2015 and 2014 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
December 31, 2015
Loans individually evaluated for impairment	$678	$-	$-	$137	$-	$477	$-	$-	$1,292
Loans collectively evaluated for impairment	70,884	2,049	6,851	16,599	10,322	28,468	2,787	1,542	139,502
Ending balance	$71,562	$2,049	$6,851	$16,736	$10,322	$28,945	$2,787	$1,542	$140,794

December 31, 2014
Loans individually evaluated for impairment	$1,803	$-	$-	$153	$-	$-	$-	$-	$1,956
Loans collectively evaluated for impairment	70,908	1,578	1,993	20,931	5,477	21,594	2,054	1,000	125,535
Ending balance	$72,711	$1,578	$1,993	$21,084	$5,477	$21,594	$2,054	$1,000	$127,491

NOTE 4. BANK PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

(In thousands)	December 31, 2015	December 31, 2014
Land	$676	$676
Building	1,279	1,279
Building improvement	2,493	2,415
Furniture and equipment	1,173	1,078
Leasehold improvements	159	159
Construction in progress	-	2
	5,780	5,609
Less: accumulated depreciation	1,283	1,057
Balance at end of period	$4,497	$4,552

Depreciation expense, including amortization of leasehold improvements, was $226,000 and $207,000 for the years ended December 31, 2015 and 2014, respectively.

The Company owns a two story, 33,000 square foot commercial office building. The building is approximately 64% leased and the Bank occupies approximately 11,000 square feet of the space, or 33% of the building.

On May 1, 2013, the Bank entered into a sub-lease agreement covering its space located at 850 Hwy 114, Southlake, Texas. The term of the sub-lease runs concurrently with the term of the Bank’s primary lease ending on February 28, 2017. The monthly lease payment pursuant to the sub-lease is $5,240. The Bank’s monthly payment under the primary lease is $5,785.

NOTE 5. OTHER REAL ESTATE AND OTHER ASSETS

Other assets as of December 31, 2015 and 2014 were as follows:

(In thousands)	December 31, 2015	December 31, 2014
Loan servicing rights	$1,518	$1,150
Accounts receivable – trust fees	1,028	1,066
Accrued interest receivable	504	478
Prepaid assets	387	358
Other	275	169
Total	$3,712	$3,221

The Company had no Other Real Estate Owned (“OREO”) as of December 31, 2015 and 2014.

SBA and USDA loans sold which the Company retains the servicing for others are not included in the accompanying consolidated balance sheets. The risks inherent in loan servicing assets relate primarily to changes in prepayments that result from shifts in loan interest rates. The unpaid principal balances of SBA and USDA loans serviced for others were $75.8 million and $57.2 million at December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, loan servicing assets of $493,000 were added and $125,000 was amortized to non-interest income. During the year ended December 31, 2014, loan servicing assets of $647,000 were added and $62,000 was amortized to non-interest income.

There was no valuation allowance necessary to adjust the aggregate cost basis of the loan servicing asset to fair market value as of December 31, 2015 and 2014.

NOTE 6. DEPOSITS

Time deposits of $250,000 and over totaled $22.5 million and $24.0 million at December 31, 2015 and 2014, respectively.

Deposits at December 31, 2015 and 2014 are summarized as follows:

(In thousands)	As of December 31, 2015		As of December 31, 2014
Non-interest bearing demand	$24,138	18%	$22,786	18%
Interest-bearing demand (NOW)	3,283	2	5,833	5
Money market accounts	33,474	24	30,599	24
Savings accounts	5,535	4	3,153	3
Time deposits $100,000 and over	66,538	49	59,397	47
Time deposits under $100,000	4,067	3	3,966	3
Total	$137,035	100%	$125,734	100%

At December 31, 2015, the scheduled maturities of time deposits were as follows:

(In thousands)
2016	$48,173
2017	15,033
2018	5,697
2019	1,393
2020	298
2021	11
Total	$70,605

The aggregate amount of demand deposit overdrafts that have been reclassified as loans at December 31, 2015 and 2014 was insignificant.

NOTE 7. BORROWED FUNDS

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $21.7 million secured by commercial loans and securities with collateral values of $11.2 million and $10.5 million, respectively. The Company had one outstanding overnight advance for $10.0 million at December 31, 2015, with a fixed interest rate of 0.31% and maturity date of January 4, 2016. The advance was renewed at a fixed interest rate of 0.38% and maturity date of January 5, 2016. At maturity the Company determines its borrowing needs and renews the advance accordingly at varying terms ranging from one to seven days. The Company had one outstanding advance for $10.0 million at December 31, 2014, with a fixed interest rate of 0.06% and maturity date of January 7, 2015. The advance was renewed at a fixed interest rate of 0.06% and maturity date of January 14, 2015.

The Company also has a credit line with the FRB with borrowing capacity of $16.0 million, secured by commercial loans and securities with collateral value of $15.3 million and $671,000, respectively. There were no outstanding borrowings at December 31, 2015 or December 31, 2014.

NOTE 8. OTHER LIABILITIES

Other liabilities as of December 31, 2015 and December 31, 2014, were as follows:

(In thousands)	December 31, 2015	December 31, 2014
Trust advisor fees payable	$1,487	$1,496
Incentive compensation	295	319
Data processing	81	114
Federal income tax payable	546	932
Audit fees	-	52
Franchise & property taxes	8	14
Interest payable	24	22
Legal	3	6
Other accruals	240	597
	$2,684	$3,552

NOTE 9. BENEFIT PLANS

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees. The Company made matching employee contributions during the years ended December 31, 2015 and 2014. An employee may contribute up to 6% of his or her annual compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation. Employer contributions charged to expense were $126,000 and $97,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE 10. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

(In thousands)	2015	2014
Current:
Federal	$1,544	$1,227
State	(1)	18
Total current	1,543	1,245
Deferred federal	260	503
Income tax expense	$1,803	$1,748

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2015 and 2014:

	2015	2014
U.S. statutory rate	34.0%	34.0%
Other	1.4%	2.0%
Effective tax rate	35.4%	36.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$532	$576
Stock-based compensation	-	93
Net deferred loan fees	-	41
Non-accrual loan interest	27	-
Accrued liabilities	101	109
Net unrealized loss on securities available-for-sale	-	6
Total deferred tax assets	660	825
Deferred tax liabilities:
Net deferred loan costs	(86)	-
Depreciation and amortization	(42)	(27)
Net unrealized gain on securities available-for-sale	(5)	-
Total deferred tax liabilities	(133)	(27)
Net deferred tax asset	$527	$798

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realization rate of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance for deferred tax assets was recorded at December 31, 2015 and 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings for the years ended December 31, 2015 and 2014.

NOTE 11. STOCK COMPENSATION PLANS

At December 31, 2015, the Company had three stock-based compensation plans (the 2005 Stock Incentive Plan, the 2015 Stock Incentive Plan, and the 2014 Non-employee Directors’ Common Stock Plan). The 2005 Stock Incentive Plan expired during the third quarter of 2015, and therefore no additional awards may be issued under this plan.

Stock Incentive Plans

The stock incentive plans are designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plans are to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding. The risk-free rate for the period within the contractual life of the stock option is based upon the U.S. Treasury yield curve at the date of grant. The Company recorded $40,000 and $25,000 in compensation expense for the years ended December 31, 2015 and 2014, respectively, in connection with the stock incentive plans.

The shareholders of the Company approved the 2005 Stock Incentive Plan (the “2005 Plan”) at the annual shareholder meeting held on June 2, 2005. The 2005 Plan authorized the granting of options to purchase up to 260,000 shares of common stock of the Company to employees of the Company and its subsidiaries. No options were granted during 2015 under this plan. The Company granted 31,000 stock options during 2014. A summary of the assumptions used in calculating the fair value of option awards during the year ended December 31, 2014 are as follows:

December 31, 2014
Expected life in years	$10.0
Risk-free interest rate	1.70%
Expected volatility	85.1%
Dividend yield	0.0%
Fair value per option	$4.22

As of December 31, 2015 and 2014, options to purchase a total of 102,000 and 233,000 shares, respectively, under its 2005 Plan were outstanding with an average exercise price of $7.38 and $8.86, respectively. These options vest 20% annually through March 2019. As of December 31, 2015 there was $85,000 of total unrecognized compensation cost related to non-vested equity-based compensation awards expected to vest, with an average vesting period of 3.2 years.

The following is a summary of activity in the 2005 Plan for the year-ended December 31:

	2015			2014
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years
Outstanding at beginning of the year	233,000	$8.86		210,000	$9.12
Granted	-	-		31,000	5.04
Exercised	-	-		(8,000)	1.01
Expired/forfeited	131,000	10.00		-	-

Outstanding at end of period	102,000	$7.38	4.1	233,000	$8.86	2.6
Exercisable at end of period	77,200	$8.14		196,600	$9.65
Available for grant at end of period	-			8,000

The weighted-average grant date fair value of the options for the years ended December 31, 2015 and 2014 was $3.33 and $2.65, respectively.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options under the 2005 Plan at December 31, 2015, was $163,000 and $115,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options under the 2005 Plan at December 31, 2014 was $116,000 and $54,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $7.00 and $6.25 at December 31, 2015 and 2014, respectively, and the exercise price multiplied by the number of options outstanding. There were no stock options exercised during 2015. There were 8,000 stock options exercised during 2014. Proceeds from exercise was $8,080 and intrinsic value was $39,920.

All options carry exercise prices ranging from $1.01 to $13.00. At December 31, 2015, there were 77,200 exercisable options, of which 42,000 shares had no intrinsic value as the exercise price exceeded the stock price.

The shareholders of the Company approved the 2015 Stock Incentive Plan (the “2015 Plan”) at the annual shareholder meeting held on June 24, 2015. The 2015 Plan authorized the granting of options to purchase up to 270,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The Company granted 180,000 stock options with an exercise price of $7.15 during the fourth quarter of 2015. A summary of the assumptions used in calculating the fair value of the option awards are as follows:

December 31, 2015
Expected life in years	$10.0
Risk-free interest rate	1.35%
Expected volatility	19.3%
Dividend yield	0.0%
Fair value per option	$2.10

These options vest 20% annually through October 2020. As of December 31, 2015 there was $365,000 of total unrecognized compensation cost related to non-vested equity-based compensation awards expected to vest, with an average vesting period of 4.8 years.

The following is a summary of activity in the 2015 Plan for the year-ended December 31, 2015:

	2015
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years
Outstanding at beginning of the year	-	$-
Granted	180,000	7.15
Exercised	-	-
Forfeited	-	-

Outstanding at end of period	180,000	7.15	9.8
Exercisable at end of period	-	$-
Available for grant at end of period	90,000

The weighted-average grant date fair value of the options for the years ended December 31, 2015 was $2.10.

There was no intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2015, as the exercise price exceeded the stock price.

Non-employee Directors’ Common Stock Plan

In December 2014, the Board of Directors approved the 2014 Non-employee Directors’ Common Stock Plan (the “2014 Plan”). The 2014 Plan was not approved by security holders. The 2014 Plan is intended to promote the best interests of the Company and its shareholders by providing shares of the Company’s common stock to each non-employee director, for his or her service as a director (“service shares”), which shares are intended to promote an increased personal interest in the welfare of the Company by those individuals who are primarily responsible for shaping the long-range plans of the Company.

The 2014 Plan is administered by the Board of Directors. The number of service shares issuable under this plan shall not exceed 100,000. On June 24, 2015, the Company granted 7,975 service shares to the non-employee directors. The grant date fair value was $7.25 per share, resulting in stock compensation expense of approximately $58,000. There were no service shares granted to the non-employee directors during 2014.

NOTE 12. LOAN COMMITMENTS AND OTHER CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

The following table summarizes loan commitments as of December 31, 2015 and 2014:

(In thousands)	December 31, 2015	December 31, 2014
Undisbursed loan commitments	$18,740	$16,881
Standby letters of credit	10	10
	$18,750	$16,891

The Company has one non-cancelable office lease agreement, which expires in January 2017. The Company does not occupy this space, and receives rental payments under a sublease agreement which expires on the same date as the office lease. The Company has no plans to renew the lease and sublease. The Company also leases various pieces of office equipment under short-term agreements. Lease expense for the years ended December 31, 2015 and 2014 totaled $66,000 and $147,000, respectively. The decrease in lease expense was due to the expiration of the lease of the Company’s prior office location which expired in May 2014. Future minimum lease payments due under non-cancelable operating leases at December 31, 2015 were as follows:

(In thousands)
2016	$69
2017	6
$75

Aggregate future minimum rentals to be received under non-cancelable subleases greater than one year at December 31, 2015, were $68,000.

In addition, under an assignment and assumption agreement, the Company receives rental income from nine tenants in the building it is headquartered in, for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases at December 31, 2015 were $1.1 million through 2023.

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

NOTE 13. RELATED PARTIES

The Company purchased corporate insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. Premiums paid totaled $135,000 and $140,000 for the years ended December 31, 2015 and 2014, respectively. In management’s opinion, such transactions were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

The Company purchased employee benefit insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the years ended December 31, 2015 and 2014 those premiums totaled $456,000 and $369,000 respectively. In management’s opinion, such transactions were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

At December 31, 2015 and 2014, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $6.9 million and $11.1 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor.

The Company had no loans to officers, directors and their affiliated companies during 2015 and 2014.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. Management believes, as of December 31, 2015 and 2014, that the Bank meets all capital adequacy requirements to which it is subject.

As of the most recent notification from our primary regulator categorized the bank subsidiary as well-capitalized. To be categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$27,813	18.33%	$12,139	8.00%	$15,173	10.00%

Tier 1 Capital (to Risk Weighted Assets)	26,249	17.30	9,104	6.00	12,139	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	26,249	17.30	6,828	4.50	9,863	6.50

Tier 1 Capital (to Average Assets)	26,249	15.02	6,994	4.00	8,742	5.00

As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$24,638	17.56%	$11,224	8.00%	$14,030	10.00%

Tier 1 Capital (to Risk Weighted Assets)	22,943	16.35	5,612	4.00	8,418	6.00

Tier 1 Capital (to Average Assets)	22,943	13.89	6,609	4.00	8,261	5.00

At December 31, 2015, approximately $7.4 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of December 31, 2015
Securities available for sale:
U.S. government agencies	$-	$9,162	$-	$9,162
Mortgage-backed securities	-	3,290	-	3,290

As of December 31, 2014
Securities available for sale:
U.S. government agencies	$-	$5,543	$-	$5,543
Mortgage-backed securities	-	3,251	-	3,251

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. From December 31, 2014 to December 31, 2015, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At December 31, 2015, impaired loans with a carrying value of $678,000 were reduced by specific valuation allowances totaling $26,000 resulting in a net fair value of $652,000, based on Level 3 inputs. At December 31, 2014, impaired loans with a carrying value of $1.8 million were reduced by specific valuation allowances totaling $70,000 resulting in a net fair value of $1.7 million, based on Level 3 inputs.

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

The significant unobservable inputs (Level 3) used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, the cash flow discounts ranged from 0% to 35% for cash flow impaired loans.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned (“OREO”) which, upon initial recognition, were re-measured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of OREO on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, were re-measured using Level 2 inputs based on observable market data. Estimated fair value of OREO is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management.

For the year ended December 31, 2015 and 2014, there were no re-measurements of OREO.

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

In connection with the sale of $21.2 million in loans during 2015, the Company added a servicing asset of $493,000, and amortized $125,000 using the amortization method for the treatment of servicing. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. For the asset recorded in 2015, the discount rate ranged from 7.3% to 9.4% and the combined prepayment and default rates ranged from 8.6% to 10.2%.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$8,710	$8,710
Level 2 inputs:
Securities available for sale	12,452	12,452
Securities, restricted	1,046	1,046
Loans held for sale	6,365	6,365
Loans, net	137,648	138,419
Accrued interest receivable	504	504
Receivable for sold loans	1,972	1,972
Level 3 inputs:
Servicing asset	1,518	1,518
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	24,138	24,908
Level 2 inputs:
Interest bearing deposits	112,897	112,141
Borrowed funds	10,000	10,000
Accrued interest payable	24	24

	December 31, 2014
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$6,932	$6,932
Level 2 inputs:
Securities available for sale	8,794	8,794
Securities, restricted	1,038	1,038
Loans held for sale	5,158	5,709
Loans, net	124,405	125,527
Accrued interest receivable	478	478
Receivable for sold loans	8,185	8,185
Level 3 inputs:
Servicing asset	1,150	1,150
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	22,786	22,786
Level 2 inputs:
Interest bearing deposits	102,948	102,530
Borrowed funds	10,000	10,000
Accrued interest payable	22	22

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2015	December 31, 2014
ASSETS

Cash and due from banks	$770	$863
Accounts receivable	61	31
Investment in subsidiary	26,379	22,931

Total assets	$27,210	$23,825

LIABILITIES AND CAPITAL

Accounts payable	-	28
Capital	27,210	23,797

Total liabilities and capital	$27,210	$23,825

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,

(In thousands)	2015	2014
Equity in income from subsidiary	$3,426	$3,126

Non-interest expense:
Professional and administrative	103	94
Stock based compensation	98	25
Total non-interest expense	201	119
Income before income taxes	3,225	3,007
Income tax benefit	(68)	(31)
Net Income	$3,293	$3,038

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2015	2014
Net Income	$3,293	$3,038
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	32	287
Reclassification adjustment for realized loss on sale included in net income	1	3
Total other comprehensive income, before tax effect	33	290
Tax effect	11	(3)
Other comprehensive income	22	293
Comprehensive income	$3,315	$3,331

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS cont’d

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

(In thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$3,293	$3,038
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(3,426)	(3,126)
Stock based compensation	98	25
Net change in other assets	(30)	(31)
Net change in other liabilities	(28)	28
Net cash used in operating activities	(93)	(66)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Net proceeds from stock options exercised	-	8
Net change in cash and cash equivalents	(93)	(58)
Cash and cash equivalents at beginning of period	863	921

Cash and cash equivalents at end of period	$770	$863

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 and was updated in 2013. Based on this assessment, management believes that as of December 31, 2015, the Company’s internal controls over financial reporting are effective.

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

Item 9B.       Other Information.

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Information concerning the Company’s directors and executive officers will appear in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2016 (the” Proxy Statement”), under the caption “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

We have adopted a Code of Conduct and Conflicts of Interest, which is applicable to all directors, officers and employees of the Company and the Bank. A discussion of our Code of Conduct and Conflicts of Interest will appear in the Company’s Proxy Statement under the caption “Code of Conduct.” Such information is incorporated herein by reference and is posted to the Company’s website under “About T Bank – Shareholders”.

Item 11.   Executive Compensation

Information concerning executive compensation will appear in the Proxy Statement under the caption “Executive Compensation.” Such information is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information concerning security ownership of certain beneficial owners and management will appear in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions will appear in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

Information concerning principal accounting fees and services will appear in the Proxy Statement under the caption “Principal Auditor Fees and Services.” Such information is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) 2005 Incentive Plan (3)(4)
10.2	Form of Incentive Stock Option Agreement (3)(4)
10.3	Form of Non-Qualified Stock Option Agreement (3)(4)
10.4	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Organizers’ Warrant Agreement dated November 2, 2004 (5)
10.5	Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Patrick Howard (4)(6)
10.6	Employment Agreement by and between T Bancshares, Inc. and Steve Jones (4)*
10.7 10.8 10.9
Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Ken Bramlage (4)(6)
Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Craig Barnes (4)(6)
Amendment to Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Patrick Howard dated March 31, 2014 (4)(7)

10.10	2014 Non-employee Directors’ Common Stock Plan (4)*
10.11	2015 Stock Incentive Plan (4)(8)
10.12	Form of Stock Option Agreement (4)*
21	Subsidiaries of T Bancshares, Inc. *
23	Consent of Whitley Penn*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Registrant with the SEC on August 14, 2007 (File No. 000-51297).
(2)	Incorporated by reference from the Current Report on Form 8-K filed by Registrant with the SEC on April 30, 2008 (File No. 000-51297).
(3)	Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant with the SEC on September 20, 2005 (Registration No. 333-128456).
(4)	Indicates a compensatory plan or contract.
(5)	Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 and as amended on June 11, 2007 (Registration No. 333-111153).
(6)	Incorporated by reference from the Annual Report on Form 10-KSB filed by Registrant with the SEC on April 1, 2013 (File No. 000-51297).
(7)	Incorporated by reference from the Annual Report on Form 10-KSB filed by Registrant with the SEC on March 31, 2014 (File No. 000-52197).
(8)	Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed by Registrant with the SEC on April 30, 2015 (File No. 000-51297).
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Dated:	March 29, 2016	By:	/s/ Patrick Howard
Patrick Howard

President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick Howard	Director and Principal Executive	March 29, 2016
Patrick Howard	Officer

/s/ Ken Bramlage	Principal Financial Officer and	March 29, 2016
Ken Bramlage	Principal Accounting Officer

/s/ Stanley E. Allred	Director	March 29, 2016
Stanley E. Allred

/s/ Dan Basso	Director	March 29, 2016
Dan Basso

/s/ Frankie Basso	Director	March 29, 2016
Frankie Basso

/s/ David Carstens	Director	March 29, 2016
David Carstens

/s/ Ron Denheyer	Director	March 29, 2016
Ron Denheyer

/s/ Eric Langford	Director	March 29, 2016
Eric Langford

/s/ Charles M. Mapes, III	Director	March 29, 2016
Charles M. Mapes, III

/s/ Thomas McDougal	Director	March 29, 2016
Thomas McDougal, DDS

/s/ Gordon R. Youngblood	Director	March 29, 2016
Gordon R. Youngblood

/s/ Steven Jones	Director	March 29, 2016
Steven Jones