Form 10-Q
period 2016-03-31
T Bancshares, Inc.
filed 2016-05-13
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2016 was 4,037,907 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
(In thousands, except share amounts)	(unaudited)
ASSETS
Cash and due from banks	$1,163	$1,592
Interest-bearing deposits	14,558	6,687
Federal funds sold	668	431
Total cash and cash equivalents	16,389	8,710
Securities available for sale at estimated fair value	12,298	12,452
Securities, restricted at cost	1,046	1,046
Loans held for sale	9,344	6,365
Loans, net of allowance for loan losses of $1,694 and $1,564 respectively	145,770	137,648
Bank premises and equipment, net	4,450	4,497
Deferred tax assets, net	498	527
Receivable for loans sold	-	1,972
Other assets	3,925	3,712
Total assets	$193,720	$176,929

LIABILITIES
Demand deposits:
Noninterest-bearing	$24,491	$24,138
Interest-bearing	48,850	42,292
Time deposits $100,000 and over	82,402	66,538
Time deposits under $100,000	3,901	4,067
Total deposits	159,644	137,035
Borrowed funds	-	10,000
Other liabilities	6,002	2,684
Total liabilities	165,646	149,719

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 10,000,000 shares authorized; 4,037,907 shares issued and outstanding at March 31, 2016 and December 31, 2015	40	40
Additional paid-in capital	22,788	22,762
Retained earnings	5,186	4,398
Accumulated other comprehensive income	60	10
Total shareholders’ equity	28,074	27,210
Total liabilities and shareholders’ equity	$193,720	$176,929

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
Interest Income
Loans, including fees	$2,197	$2,016
Securities	79	61
Federal funds sold	1	-
Interest-bearing deposits	10	3
Total interest income	2,287	2,080
Interest Expense
Deposits	267	199
Borrowed funds	3	2
Total interest expense	270	201
Net interest income	2,017	1,879
Provision for loan losses	125	-
Net interest income after provision for loan losses	1,892	1,879
Noninterest Income
Trust income	2,878	3,027
Gain on sale of loans	497	360
Loan servicing income, net	81	99
Service fees and other income	15	16
Rental income	78	77
Total noninterest income	3,549	3,579
Noninterest Expense
Salaries and employee benefits	1,200	1,214
Occupancy and equipment	223	210
Trust expenses	2,290	2,421
Professional fees	104	90
Data processing	209	205
Other	202	206
Total noninterest expense	4,228	4,346
Income before income taxes	1,213	1,112
Income tax expense	425	385
Net Income	$788	$727

Earnings per common share:
Basic	$0.20	$0.18
Diluted	$0.19	$0.18
Weighted average common shares outstanding	4,037,907	4,029,932
Weighted average diluted shares outstanding	4,047,600	4,038,379

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Net Income	$788	$727
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	76	105
Tax effect	26	35
Other comprehensive income	50	70
Comprehensive Income	$838	$797

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2015	$40	$22,664	$1,105	$(12)	$23,797

Net income – YTD	-	-	727	-	727
Other comprehensive income	-	-	-	70	70
Stock based compensation	-	7	-	-	7
BALANCE, March 31, 2015	$40	$22,671	$1,832	$58	$24,601

BALANCE, January 1, 2016	$40	$22,762	$4,398	$10	$27,210

Net income – YTD	-	-	788	-	788
Other comprehensive income	-	-	-	50	50
Stock based compensation	-	26	-	-	26
BALANCE, March 31, 2016	$40	$22,788	$5,186	$60	$28,074

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$788	$727
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	125	-
Depreciation and amortization	54	55
Accretion of discount on loans	(38)	(29)
Securities premium amortization, net	15	9
Origination of loans held for sale	(8,690)	(5,314)
Proceeds from payments and sales of loans held for sale	6,043	4,499
Net gain on sale of loans	(497)	(360)
Stock based compensation	26	7
Receivable for sold loans	1,972	3,754
Deferred income taxes	3	121
Servicing asset amortization	116	25
Net change in:
Other assets	(163)	(225)
Other liabilities	3,317	(1,092)
Net cash provided by operating activities	3,071	2,177
Cash Flows from Investing Activities
Purchase of securities available for sale	(2,000)	-
Principal payments, calls and maturities of securities available for sale	2,215	299
Purchase of securities, restricted	(1)	(199)
Proceeds from sale of securities, restricted	-	199
Net change in loans	(8,209)	(10,192)
Purchases of premises and equipment	(7)	(25)
Net cash used in investing activities	(8,002)	(9,918)
Cash Flows from Financing Activities
Net change in demand deposits	6,911	2,996
Net change in time deposits	15,699	5,340
Proceeds from borrowed funds	50,000	30,000
Repayment of borrowed funds	(60,000)	(30,000)
Net cash provided by financing activities	12,610	8,336
Net change in cash and cash equivalents	7,679	595
Cash and cash equivalents at beginning of period	8,710	6,932
Cash and cash equivalents at end of period	$16,389	$7,527

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$250	$196
Federal income taxes	$500	$935

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for the Company on January 1, 2017; however, the Financial Accounting Standards Board (“FASB”) recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 to January 1, 2018. The Company is evaluating the potential impact of ASU 2016-02 on the Company’s financial statements.

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

Accounting Standards Update (ASU) 2016-02,“Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. ASU 2016-2 will be effective on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the potential impact of ASU 2016-02 on the Company’s financial statements.

NOTE 3. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	March 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,023	$84	$23	$9,084
Mortgage-backed securities	3,185	33	4	3,214
Total securities available for sale	$12,208	$117	$27	$12,298

Securities, restricted:
Other	$1,046	$-	$-	$1,046

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,155	$70	$63	$9,162
Mortgage-backed securities	3,284	30	24	3,290
Total securities available for sale	$12,439	$100	$87	$12,452

Securities, restricted:
Other	$1,046	$-	$-	$1,046

All mortgage-backed securities included in the above table were issued by U.S. government agencies or U.S. government-sponsored agencies. Securities, restricted consist of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock, which are carried at cost.

At March 31, 2016 and December 31, 2015, securities with market value of $10.6 million and $10.8 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas. At March 31, 2016 and December 31, 2015, securities with market values of $953,000 and $982,000, respectively, were pledged against trust deposit balances held at the Company’s insured depository subsidiary, T Bank, N.A. (the “Bank”). One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at March 31, 2016 and December 31, 2015, with a market value of $706,000 and $699,000, respectively. The Bank held Federal Reserve Bank of Dallas stock in the amount of $570,000 at March 31, 2016 and December 31, 2015. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $476,000 at March 31, 2016 and December 31, 2015.

The amortized cost and estimated fair value of securities at March 31, 2016 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for Sale
(In thousands)	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,034	$1,026
Due after five years through ten years	7,326	7,352
Due after ten years	663	706
Mortgage-backed securities	3,185	3,214
Total	$12,208	$12,298

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at March 31, 2016:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$3,012	$21	$998	$2	$4,010	$23
Mortgage-backed securities	483	4	-	-	483	4
Total	$3,495	$25	$998	$2	$4,493	$27

NOTE 4. LOANS

Major classifications of loans held for investment are as follows:

(In thousands)	March 31, 2016	December 31, 2015
Commercial and industrial	$78,676	$71,562
Consumer installment	1,920	2,049
Real estate – residential	6,143	6,851
Real estate – commercial	17,017	16,736
Real estate – construction and land	10,897	10,322
SBA:
SBA 7(a) unguaranteed portion	23,808	22,596
SBA 504	6,318	6,349
USDA	2,776	2,787
Other	1,309	1,542
Gross Loans	148,864	140,794
Less:
Allowance for loan losses	1,694	1,564
Deferred loan costs	(465)	(292)
Discount on loans	1,865	1,874
Net loans	$145,770	$137,648

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

The guaranteed portions of SBA and USDA loans are recorded as loans held for sale. During the three months ended March 31, 2016, the Company originated $8.6 million of SBA and USDA loans held for sale. The Company had $9.3 million and $6.4 million of SBA and USDA loans held for sale as of March 31, 2016 and December 31, 2015, respectively. During the first quarter of 2016, the Company sold $5.4 million of SBA loans, recognizing a gain on sale of loans of $497,000, and recorded a servicing asset at fair value of $166,000.

Loan Origination/Risk Management.

The Company maintains written loan origination policy, procedures, and processes that address credit quality at several levels, including individual loan level, loan type, and loan portfolio levels.

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

The Company generally does not make loans secured by collateral related to the oil and gas industry sector. As of March 31, 2016, the Company had no loans to any business whose principal activity is directly in, or closely related to, the oil and gas industry, except one such loan which is fully secured by cash collateral.

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

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
Three months ended:
March 31,2016
Beginning Balance	$878	$26	$86	$210	$130	$214	$-	$20	$-	$1,564
Provision (credit) for loan losses	140	(3)	(13)	(7)	(1)	13	-	(4)	-	125
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	4	-	-	-	1	-	-	-	-	5
Net (charge-offs) recoveries	4	-	-	-	1	-	-	-	-	5
Ending balance	$1,022	$23	$73	$203	$130	$227	$-	$16	$-	$1,694

March 31, 2015
Beginning Balance	$918	$20	$25	$265	$69	$344	$41	$13	$-	$1,695
Provision (credit) for loan losses	132	9	23	11	33	(266)	(41)	15	84	-
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	1	-	-	-	2	-	-	-	-	3
Net (charge-offs) recoveries	1	-	-	-	2	-	-	-	-	3
Ending balance	$1,051	$29	$48	$276	$104	$78	$-	$28	$84	$1,698

The Company’s allowance for loan losses as of March 31, 2016 and December, 31, 2015 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
March 31, 2016
Loans individually evaluated for impairment	$124	$-	$-	$-	$-	$-	$-	$-	$124
Loans collectively evaluated for impairment	898	23	73	203	130	227	-	16	1,570
Ending balance	$1,022	$23	$73	$203	$130	$227	$-	$16	$1,694

December 31, 2015
Loans individually evaluated for impairment	$26	$-	$-	$-	$-	$-	$-	$-	$26
Loans collectively evaluated for impairment	852	26	86	210	130	214	-	20	1,538
Ending balance	$878	$26	$86	$210	$130	$214	$-	$20	$1,564

The Company’s recorded investment in loans as of March 31, 2016 and December 31, 2015 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
March 31, 2016
Loans individually evaluated for impairment	$742	$-	$-	$133	$-	$477	$-	$-	$1,352
Loans collectively evaluated for impairment	77,934	1,920	6,143	16,884	10,897	29,649	2,776	1,309	147,512
Ending balance	$78,676	$1,920	$6,143	$17,017	$10,897	$30,126	$2,776	$1,309	$148,864

December 31, 2015
Loans individually evaluated for impairment	$678	$-	$-	$137	$-	$477	$-	$-	$1,292
Loans collectively evaluated for impairment	70,884	2,049	6,851	16,599	10,322	28,468	2,787	1,542	139,502
Ending balance	$71,562	$2,049	$6,851	$16,736	$10,322	$28,945	$2,787	$1,542	$140,794

At March 31, 2016 and December 31, 2015, there were $421,000 and $443,000, respectively, of commercial and industrial nonaccrual loans, and there were no loans contractually delinquent over 90 days and still accruing interest.

During the second quarter of 2015, the Company repurchased the guaranteed portion of a defaulted SBA loan with a balance of $477,000, which is on nonaccrual. It is expected that the SBA will reimburse the Company for this amount after the foreclosure and collection process is complete.

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

The Company’s impaired loans and related allowance are summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2016						Three Months Ended
Commercial and industrial	$891	$16	$726	$742	$124	$759	$6
Real estate – commercial	133	133	-	133	-	136	2
SBA	477	477	-	477	-	477	-
Total	$1,501	$626	$726	$1,352	$124	$1,372	$8

December 31, 2015						Year Ended
Commercial and industrial	$908	$-	$678	$678	$26	$1,431	$73
Real estate – commercial	137	137	-	137	-	146	7
SBA	477	477	-	477	-	159	-
Total	$1,522	$614	$678	$1,292	$26	$1,736	$80

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest that would have been recognized for the three months ended March 31, 2016 and 2015 on non-accrual loans if performed in accordance with their original contract terms was not significant.

Restructured loans are considered “troubled debt restructurings” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modification of loan terms may include interest rate reductions below market interest rates, principal forgiveness, restructuring amortization schedules, reductions in collateral and other actions intended to minimize potential losses. During the three months ended March 31, 2016, there was one troubled debt restructuring of a commercial and industrial loan with a restructuring date balance and a post-modification balance of $16,000. The modification was related to adjustment of the amortization payment and extension of the amortization date. There were no restructurings during the three months ended March 31, 2015.

There were no loans modified as a troubled debt restructuring within the previous 12 months and for which there was a payment default during the three months ended March 31, 2016 and 2015. A default for purposes of this disclosure is a troubled debt restructuring in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of March 31, 2016 and December 31, 2015, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

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

The following summarizes the Company’s internal ratings of its loans:

(In thousands)	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
March 31, 2016
Commercial and industrial	$77,713	$321	$-	$642	$-	$78,676
Consumer installment	1,920	-	-	-	-	1,920
Real estate – residential	6,143	-	-	-	-	6,143
Real estate – commercial	16,884	-	-	133	-	17,017
Real estate – construction and land	10,191	-	706	-	-	10,897
SBA	29,649	-	-	477	-	30,126
USDA	2,776	-	-	-	-	2,776
Other	1,309	-	-	-	-	1,309
Total	$146,585	$321	$706	$1,252	$-	$148,864

December 31, 2015
Commercial and industrial	$70,539	$-	$345	$678	$-	$71,562
Consumer installment	2,049	-	-	-	-	2,049
Real estate – residential	6,851	-	-	-	-	6,851
Real estate – commercial	16,599	-	-	137	-	16,736
Real estate – construction and land	9,607	-	715	-	-	10,322
SBA	28,468	-	-	477	-	28,945
USDA	2,787	-	-	-	-	2,787
Other	1,542	-	-	-	-	1,542
Total	$138,442	$-	$1,060	$1,292	$-	$140,794

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(In thousands)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
March 31, 2016
Commercial and industrial	$267	$-	$267	$78,409	$78,676	$-
Consumer installment	-	-	-	1,920	1,920	-
Real estate – residential	-	-	-	6,143	6,143	-
Real estate – commercial	-	-	-	17,017	17,017	-
Real estate – construction and land	-	-	-	10,897	10,897	-
SBA	-	477	477	29,649	30,126	-
USDA	-	-	-	2,776	2,776	-
Other	-	-	-	1,309	1,309	-
Total	$267	$477	$744	$148,120	$148,864	$-

December 31, 2015
Commercial and industrial	$555	$-	$555	$71,007	$71,562	$-
Consumer installment	-	-	-	2,049	2,049	-
Real estate – residential	-	-	-	6,851	6,851	-
Real estate – commercial	-	-	-	16,736	16,736	-
Real estate – construction and land	-	-	-	10,322	10,322	-
SBA	-	477	477	28,468	28,945	-
USDA	-	-	-	2,787	2,787	-
Other	-	-	-	1,542	1,542	-
Total	$555	$477	$1,032	$139,762	$140,794	$-

NOTE 5. RELATED PARTIES

Certain directors and officers of the Company have depository accounts with the Bank. None of those deposit accounts have terms more favorable than those available to any other depositor. No directors or officers have loans with the Company or the Bank.

The Company purchases corporate insurance and employee benefit insurance through insurance agencies in which one of their principals are also a director of the Company. Such transactions are made in the ordinary course of business and made on substantially the same terms as those prevailing with other persons.

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at March 31, 2016 and December 31, 2015 were as follows:

(In thousands)	March 31, 2016	December 31, 2015
Land	$676	$676
Building	1,279	1,279
Building improvement	2,493	2,493
Furniture and equipment	1,175	1,173
Leasehold improvements	159	159
Construction in progress	5	-
	5,787	5,780
Less: accumulated depreciation	1,337	1,283
Balance at end of period	$4,450	$4,497

NOTE 7. OTHER ASSETS

Other assets consisted of the following at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Loan servicing rights	$1,568	$1,518
Accounts receivable – trust fees	1,011	1,028
Accrued interest receivable	531	504
Prepaid assets	393	387
Other	422	275
Total	$3,925	$3,712

For the three months ended March 31, 2016, the Company sold $5.4 million of SBA 7(a) and USDA program loans, and recorded a loan servicing asset of $166,000. The Company has elected to use the amortizing method for the treatment of servicing assets. Amortization expense for the three months ended March 31, 2016 was $116,000. In the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized.

NOTE 8. DEPOSITS

Time deposits of $250,000 and over totaled $21.6 million and $22.5 million at March 31, 2016 and December 31, 2015, respectively.

Deposits are summarized as follows:

(In thousands)	As of March 31, 2016		As of December 31, 2015
Non-interest bearing demand	$24,491	15%	$24,138	18%
Interest-bearing demand (NOW)	7,750	5	3,283	2
Money market accounts	35,794	23	33,474	24
Savings accounts	5,306	3	5,535	4
Time deposits $100,000 and over	82,402	52	66,538	49
Time deposits under $100,000	3,901	2	4,067	3
Total	$159,644	100%	$137,035	100%

At March 31, 2016, the scheduled maturities of time deposits were as follows:

(In thousands)
2016	$38,702
2017	29,414
2018	10,416
2019	7,201
2020	432
2021	138
Total	$86,303

NOTE 9. BORROWED FUNDS

The Company had no borrowed funds as of March 31, 2016. The Company had borrowed funds from the Federal Home Loan Bank of Dallas of $10.0 million as of December 31, 2015. As of March 31, 2016, the Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $18.8 million secured by commercial loans and securities with collateral values of $10.4 million and $8.4 million, respectively. The Company had one outstanding advance for $10.0 million at December 31, 2015, with a fixed interest rate of 0.31% and maturity date of January 4, 2016. The advance was renewed at a fixed interest rate of 0.38% and maturity date of January 5, 2016. At maturity, we determine our borrowing needs and renew accordingly at varying terms ranging from one to 7 days.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $18.8 million as of March 31, 2016, secured by commercial loans and securities with collateral value of $18.1 million and $683,000, respectively. There were no outstanding borrowings at March 31, 2016 or December 31, 2015.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Trust advisor fees payable	$1,501	$1,487
Federal income tax payable	413	546
Incentive compensation	181	295
Data processing	77	81
Audit fees	101	-
Franchise & property taxes	32	8
Interest payable	44	24
Loan participations payable	3,238	-
Other accruals	415	243
Total	$6,002	$2,684

NOTE 11. INCOME TAXES

Income tax expense for the three months ended March 31, 2016 and 2015 was $425,000 and $385,000, respectively. The Company’s effective income tax rate was 35.0% and 34.6% for the three months ended March 31, 2016 and 2015, respectively. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

Net deferred tax assets totaled $498,000 at March 31, 2016 and $527,000 at December 31, 2015.  No valuation allowance was recorded against deferred tax assets at March 31, 2016 or December 31, 2015, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings in prior years. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

NOTE 12. EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 6% of their compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation.  Employer contributions charged to expense for the three months ended March 31, 2016 and 2015 totaled $37,000 and $30,000, respectively.

NOTE 13. STOCK AND COMPENSATION PLANS

At March 31, 2016, the Company had three stock-based compensation plans (the 2005 Stock Incentive Plan, the 2015 Stock Incentive Plan, and the 2014 Non-employee Directors’ Common Stock Plan). The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated.

2005 Stock Incentive Plan

The 2005 Plan is administered by the Board of Directors and had a term of 10 years. The 2005 Stock Incentive Plan expired during the third quarter of 2015 and therefore no additional awards may be issued under this plan.

As of March 31, 2016 and December 31, 2015, options to purchase a total of 102,000 shares of common stock were outstanding with a weighted average exercise price of $7.38. These options vest through March 2019. Outstanding stock options of 50,000 were considered in the diluted earnings per share computations for the three months ended March 31, 2016. The remaining 52,000 outstanding options at March 31, 2016 were not considered in the per share computation because their effect was anti-dilutive. Outstanding stock options of 19,000 were considered in the diluted earnings per share computations for the three months ended March 31, 2015. The remaining 214,000 outstanding stock options at March 31, 2015 were not considered in the per share computation because their effect was anti-dilutive. During the third quarter of 2015, a total of 131,000 of these outstanding stock options expired. There were no stock options exercised during the three months ended March 31, 2016.

The Company recorded $7,000 in compensation expense for the three months ended March 31, 2016 and 2015 in connection with the 2005 Plan.  As of March 31, 2016, there was $78,000 of total unrecognized compensation cost related to the non-vested equity-based compensation awards expected to vest, with an average vesting period of 3.0 years.

The following is a summary of activity in the Plan for the three months ended March 31, 2016:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	102,000	$7.38
Exercised	-	-
Expired / forfeited	-	-
Outstanding at end of period	102,000	$7.38
Exercisable at end of period	83,400	$7.91

The weighted average remaining contractual life of options outstanding at March 31, 2016 was 3.8 years.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at March 31, 2016, was $145,000 and $115,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2015 was $163,000 and $115,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $6.70 and $7.00 at March 31, 2016 and December 31, 2015, respectively, and the exercise price, multiplied by the number of options outstanding.

2015 Stock Incentive Plan

The 2015 Stock Incentive Plan (the “2015 Plan”) authorizes the granting of options to purchase up to 270,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The 2015 Plan is administered by the Board of Directors and has a term of 10 years.

As of March 31, 2016 and December 31, 2015, options to purchase a total of 180,000 shares of common stock were issued and outstanding with a weighted average exercise price of $7.15. These options vest through October 2025. The outstanding stock options were not considered in the per share computation for the three months ended March 31, 2016 because their effect was anti-dilutive.

The Company recorded $19,000 in compensation expense for the three months ended March 31, 2016 in connection with the 2015 Plan.  As of March 31, 2016, there was $346,000 of total unrecognized compensation cost related to the non-vested equity-based compensation awards expected to vest, with an average vesting period of 4.6 years.

The following is a summary of activity in the 2015 Plan for the three months ended March 31, 2016:

	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years
Outstanding at beginning of the year	180,000	$7.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at end of period	180,000	7.15	9.6
Exercisable at end of period	-	$-
Available for grant at end of period	90,000

There was no intrinsic value of the outstanding stock options and exercisable stock options at March 31, 2016, as the exercise price of $7.15 exceeded the stock price of $6.70.

2014 Non-employee Directors’ Common Stock Plan

The 2014 Non-employee Directors’ Common Stock Plan (the “2014 Plan”) is administered by the Board of Directors and has a term of 10 years. The number of service shares issuable under this plan shall not exceed 100,000. There were no service shares granted during the three months ended March 31, 2016.

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

The following table summarizes loan commitments as of March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Undisbursed loan commitments	$19,865	$18,740
Standby letters of credit	10	10
	$19,875	$18,750

The Company has one non-cancelable office lease agreement that expires in January 2017. The Company does not occupy this space, and receives rental payments under a sublease agreement that expires on the same date as the office lease. The Company has no plans to renew the lease and sublease. The Company also leases various pieces of office equipment under short-term agreements. Lease expense for the three months ended March 31, 2016 and 2015 was $18,000. Future minimum lease payments due under non-cancelable operating leases at March 31, 2016 were as follows:

(In thousands)
2016	$52
2017	6
$58

Aggregate future minimum rentals to be received under non-cancelable subleases at March 31, 2016, were $52,000.

In addition, under an assignment and assumption agreement, the Company receives rental income from nine tenants in the building it is headquartered in, for office space the Company does not occupy. Rental income for the three months ended March 31, 2016 and 2015 was $78,000 and $77,000, respectively. Aggregate future minimum rentals to be received under non-cancelable leases at March 31, 2016 were $1.0 million through 2023.

The Company is involved in various regulatory inspections, inquiries, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain, and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s regular practice is to expense legal fees as services are rendered in connection with legal matters and to accrue for liabilities when payment is probable and the amount is reasonably estimable.

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

(In thousands)	Actual		Minimum Capital Required Under Basel III Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Total Capital (to Risk Weighted Assets)	$28,699	17.80%	$13,905	8.625%	$16,122	10.00%

Tier 1 Capital (to Risk Weighted Assets)	27,005	16.75	10,680	6.625	12,897	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	27,005	16.75	8,262	5.125	10,479	6.50

Tier 1 Capital (to Average Assets)	27,005	14.55	7,424	4.00	9,280	5.00

As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$27,813	18.33%	$12,139	8.00%	$15,173	10.00%

Tier 1 Capital (to Risk Weighted Assets)	26,249	17.30	9,104	6.00	12,139	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	26,249	17.30	6,828	4.50	9,863	6.50

Tier 1 Capital (to Average Assets)	26,249	15.02	6,994	4.00	8,742	5.00

As of March 31, 2016, capital levels for the Bank exceeded the minimum requirements, including the capital conservation buffer, under the Basel III capital rules on a fully phased-in basis, as well as the minimum levels necessary to be considered “well capitalized.”

Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At March 31, 2016, approximately $7.2 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status.

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2016	December 31, 2015
ASSETS

Cash and due from banks	$826	$770
Accounts receivable	11	61
Investment in subsidiary	27,237	26,379

Total assets	$28,074	$27,210

LIABILITIES AND CAPITAL

Liabilities	-	-

Capital	28,074	27,210

Total liabilities and capital	$28,074	$27,210

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Equity in income from subsidiary	$808	$740

Non-interest expense:
Professional and administrative	5	13
Stock based compensation	26	7
Total non-interest expense	31	20
Income before income taxes	777	720
Income tax benefit	(11)	(7)
Net Income	$788	$727

T BANCSHARES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Net Income	$788	$727
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	76	105
Tax effect	26	35
Other comprehensive income	50	70
Comprehensive Income	$838	$797

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$788	$727
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(808)	(740)
Stock based compensation	26	7
Net change in other assets	50	(7)
Net change in other liabilities	-	(25)
Net cash provided by (used in) operating activities	56	(38)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net change in cash and cash equivalents	56	(38)
Cash and cash equivalents at beginning of period	770	863

Cash and cash equivalents at end of period	$826	$825

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2016
Securities available for sale:
U.S. government agencies	$-	$9,084	$-	$9,084
Mortgage-backed securities	-	3,214	-	3,214

As of December 31, 2015
Securities available for sale:
U.S. government agencies	$-	$9,162	$-	$9,162
Mortgage-backed securities	-	3,290	-	3,290

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2015 to March 31, 2016, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At March 31, 2016, impaired loans with a carrying value of $726,000 were reduced by specific valuation allowances totaling $124,000, resulting in a net fair value of $602,000 based on Level 3 inputs. At December 31, 2015, impaired loans with a carrying value of $678,000 were reduced by specific valuation allowances totaling $26,000 resulting in a net fair value of $652,000, based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk.

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

The significant unobservable inputs (Level 3) used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, the cash flow discounts ranged from 0% to 39% for three cash flow impaired loans.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned (“OREO”) which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of OREO on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, was re-measured using Level 2 inputs based on observable market data. Estimated fair value of OREO is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management.  For the three months ended March 31, 2016 and 2015, there were no re-measurements of OREO.

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

In connection with the sale of $5.4 million in SBA and USDA guaranteed loans during the three months ended March 31, 2016, the Company added a servicing asset of $166,000 and amortized $116,000 using the amortization method for the treatment of servicing. SBA and USDA loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. For the asset recorded during the three months ended March 31, 2016, the discount rate ranged from 7.3% to 8.6% and the combined prepayment and default rate was 8.4%.

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	March 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$16,389	$16,389
Level 2 inputs:
Securities available for sale	12,298	12,298
Securities, restricted	1,046	1,046
Loans held for sale	9,344	10,255
Loans, net	145,770	146,634
Accrued interest receivable	531	531
Level 3 inputs:
Servicing asset	1,568	1,568
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	24,491	24,491
Level 2 inputs:
Interest bearing deposits	135,153	130,316
Accrued interest payable	44	44

	December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$8,710	$8,710
Level 2 inputs:
Securities available for sale	12,452	12,452
Securities, restricted	1,046	1,046
Loans held for sale	6,365	6,925
Loans, net	137,648	138,419
Accrued interest receivable	504	504
Receivable for sold loans	1,972	1,972
Level 3 inputs:
Servicing asset	1,518	1,518
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	24,138	24,138
Level 2 inputs:
Interest bearing deposits	112,897	112,141
Borrowed funds	10,000	10,000
Accrued interest payable	24	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents our consolidated financial condition as of March 31, 2016 and December 31, 2015, and our consolidated results of operations for the three months ended March 31, 2016 and 2015. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. It is important to note that our actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015, including the following:

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
•
our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of security breaches, subjects us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

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

Results of Operations

Key Performance Indicators at March 31, 2016

The following were key indicators of our performance and results of operations for the three months ended March 31, 2016:

•	total assets were $193.7 million at the end of the first quarter of 2016, representing an increase of $16.8 million, or 9.5%, from $176.9 million at the end of 2015;

•
total loans held for investment, net of allowance for loan losses and deferred loan fees, increased $8.2 million, or 6.0%, to $145.8 million at the end of the first quarter of 2016, compared to $137.6 million at the end of 2015;

•
total loans held for sale, which consists primarily of the guaranteed portion of SBA 7(a) loans, increased $2.9 million, or 45.3%, to $9.3 million at the end of the first quarter of 2016, compared to $6.4 million at the end of 2015;

•	total deposits increased $22.6 million, or 16.5%, to $159.6 million at the end of the first quarter of 2016, compared to $137.0 million at the end of 2015;
•
net income was $788,000 for the three months ended March 31, 2016, compared to $727,000 for the same period in the prior year. The Company recognized income tax expense of $425,000 for the three months ended March 31, 2016, compared to $385,000 for the same period in the prior year;

•
return on average assets was 1.70% for the three months ended March 31, 2016, compared to 1.78% for the same period in the prior year. Return on average equity was 11.78% for the three months ended March 31, 2016, compared to 12.60% for the same period in the prior year;

•	total revenue increased $100,000, or 1.7% to $5.8 million for the three months ended March 31, 2016, compared to $5.7 million for the same period in the prior year.
•	tier 1 capital to average assets and total capital ratios for the Bank at March 31, 2016 were 14.55% and 17.80%, respectively, compared to 15.02% and 18.33%, respectively, at December 31, 2015; and

•	the book value of our stock increased to $6.95 at March 31, 2016, compared to $6.74 at December 31, 2015.

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

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three and nine months ended March 31, 2016 and 2015.

 FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended March 31,
	2016			2015
(In thousands, except percentages and per share data)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets
Loans, net of unearned discount(1)	$154,278	$2,197	5.78%	$138,396	$2,016	5.91%
Interest-bearing deposits and federal funds sold	8,779	11	0.51%	6,192	3	0.20%
Securities	13,321	79	2.41%	9,705	61	2.55%
Total earning assets	176,378	2,287	5.26%	154,293	2,080	5.47%
Cash and other assets	10,938			10,989
Allowance for loan losses	(1,570)			(1,696)
Total assets	$185,746			$163,586

Interest-bearing liabilities
NOW accounts	$6,203	5	0.33%	$5,397	4	0.30%
Money market accounts	33,801	40	0.48%	33,987	42	0.50%
Savings accounts	5,413	7	0.52%	3,655	4	0.44%
Time deposits $100,000 and over	79,410	205	1.05%	62,496	139	0.90%
Time deposits under $100,000	4,015	10	1.01%	3,902	10	1.04%
Total interest-bearing deposits	128,842	267	0.84%	109,437	199	0.74%
Borrowed funds	2,978	3	0.41%	6,444	2	0.13%
Total interest-bearing liabilities	131,820	270	0.83%	115,881	201	0.70%
Non-interest-bearing deposits	25,239			22,527
Other liabilities	1,929			2,092
Shareholders’ equity	26,758			23,086
Total liabilities and shareholders’ equity	$185,746			$163,586

Net interest income		2,017			1,879
Net interest spread			4.43%			4.76%
Net interest margin			4.64%			4.94%

Provision for loan loss		125			-
Non-interest income		3,549			3,579
Non-interest expense		4,228			4,346
Income before income taxes		1,213			1,112
Income taxes expense		425			385
Net income		$788			$727

Earnings per share		$0.20			$0.18
Return on average equity		11.78%			12.60%
Return on average assets		1.70%			1.78%
Equity to assets ratio		14.41%			14.11%

(1)	Includes nonaccrual loans

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

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
	Increase (Decrease) Due to Change in
(In thousands)	Yield/ Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$5	$3	$8
Securities	(3)	21	18
Loans, net of unearned discount (1)	(45)	226	181
Total earning assets	(43)	250	207

NOW	-	1	1
Money market	(2)	-	(2)
Savings	1	2	3
Time deposits $100,000 and over	22	44	66
Time deposits under $100,000	-	-	-
Borrowed funds	4	(3)	1
Total interest-bearing liabilities	25	44	69

Changes in net interest income	$(68)	$206	$138

(1)	Average loans include non-accrual.

Net interest income for the three months ended March 31, 2016 increased $138,000, or 7.3%, compared to the same period in the prior year. The increase was due to an increase in the average volume of interest-earning assets, partially offset by a decrease in the average interest yield of earning assets. Net interest margin decreased 30 basis points from 4.94% during the three months ended March 31, 2015 to 4.64% during the three months ended March 31, 2016. The decrease in net interest margin was the result of a decrease in the average yield on loans.

Total interest income for the three months ended March 31, 2016 increased $207,000, or 10.0%, compared to the same period in the prior year. Average interest-earning asset volume increased $22.1 million, or 14.3%, to $176.4 million for the three months ended March 31, 2016, compared to $154.3 million for the same period in the prior year, primarily due to the increase in the loan portfolio. The average interest yield of earning assets decreased 21 basis points to 5.26% during the three months ended March 31, 2016, compared to 5.47% for the same period in the prior year. The average yield on loans was 5.78% during the three months ended March 31, 2016 compared to 5.91% during the three months ended March 31, 2015.

Total interest expense for the three months ended March 31, 2016 increased $69,000, or 34.3%, compared to the same period in the prior year. The average cost of interest-bearing liabilities increased 13 basis points to 0.83% for the three months ended March 31, 2016, compared to 0.70% for the same period in the prior year. Average volume of interest-bearing liabilities increased $15.9 million to $131.8 million for the three months ended March 31, 2016, compared to $115.9 million for the same period in the prior year. Average interest-bearing deposits increased $19.4 million to $128.8 million for the three months ended March 31, 2016, compared to $109.4 million for the same period in the prior year. Average borrowed funds decreased $3.4 million to $3.0 million for the three months ended March 31, 2016, compared to $6.4 million for the same period in the prior year.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

We recorded a provision for loan loss of $125,000 for the three months ended March 31, 2016. We had no charge-offs during the three months ended March 31, 2016 and 2015, and recoveries of $5,000 and $2,400, respectively. We did not record a provision for loan loss for the three months ended March 31, 2015.

Non-interest Income

The components of non-interest income for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months ended March 31,
(In thousands)	2016	2015
Trust services	$2,878	$3,027
Gain on sale of loans	497	360
Loan servicing fees, net	81	99
Service fees and other income	15	16
Rental income	78	77
	$3,549	$3,579

Non-interest income for the three months ended March 31, 2016 decreased $30,000, or 0.8%, compared to the same period in the prior year. The decrease was primarily due to a decrease in trust income along with a decrease in loan servicing fees, partially offset by an increase in gain on sale of loans.

Trust income is earned on the value of managed and non-managed assets held in custody. For the three and ended March 31, 2016, trust income decreased $149,000, or 4.9% compared to the same period in the prior year. The decrease was due to a decrease in the market values of assets in trust accounts during the first quarter of 2016.

Gain on sale of loans increased $137,000 for the three months ended March 31, 2016, compared to the same period in the prior year. For the three months ended March 31, 2016 and 2015, the Company sold $5.4 million and $4.0 million, respectively, of loans held for sale resulting in gains on sale of loans of $497,000 and $360,000, respectively.

Loan servicing fees, net of servicing asset amortization, decreased $18,000, or 18.2%, for the three months ending March 31, 2016, compared to the same period in the prior year. Net servicing fees increased $64,000 for the current quarter, however, one SBA loan paid off during the quarter and had an unamortized servicing asset balance of $82,000, which was expensed during the quarter.

Service fees and other income for the three months ended March 31, 2016 decreased $1,000, or 6.3%, compared to the same period in the prior year.

Rental income increased $1,000, or 1.3% for the three months ended March 31, 2016, compared to the same period in the prior year.

Non-interest Expense

The components of non-interest expense for the months ended March 31, 2016 and 2015 were as follows:

	Three Months ended March 31,
(In thousands)	2015	2015
Salaries and employee benefits	$1,200	$1,214
Occupancy and equipment	223	210
Trust expenses	2,290	2,421
Professional fees	104	90
Data processing	209	205
Other	202	206
	$4,228	$4,346

Non-interest expense for the three months ended March 31, 2016 decreased $118,000, or 2.7%, compared to the same period in the prior year.

Salaries and employee benefits for the three months ended March 31, 2016 decreased $14,000, or 1.2%, compared to the same period in the prior year. The decrease was due to an increase in the in cost deferrals related to SBA loan origination and a decrease in bonus expense. The decreases were partially offset by an increase in staff in the loan production area of the Company, annual merit increases and increases in health care costs.

Occupancy and equipment expenses for the three months ended March 31, 2016 increased $13,000, or 6.2%, compared to the same period in the prior year. The increase was primarily due to increase in building maintenance costs and real estate taxes.

Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. For the three months ended March 31, 2016, trust expenses decreased $131,000, or 5.4%, compared to the same period in the prior year. The decrease is due to the decrease in market values of the assets during the first quarter of 2016.

Professional fees for the three months ended March 31, 2016 increased $14,000, or 15.6%, compared to the same period in the prior year. The increase was primarily due to recognizing all of the tax preparation fees related to the common trust funds in the first quarter of 2016, whereas the fees were allocated between the first and second quarter of 2015.

Data processing fees for the three months ended March 31, 2016 increased $4,000, or 2.0%, compared to the same period in the prior year. The increase was related to monthly fees pertaining to enhancements to the Company’s internet customer platform.

Other expenses for the three months ended March 31, 2016 decreased $4,000, or 1.9%, compared to the same period in the prior year. The decrease was due to decreases in advertising and travel expenses, partially offset by increases in donations, and other miscellaneous expenses.

Income Taxes

The Company recognized income tax expense of $425,000 for an effective income tax rate of 35.0% for the three months ended March 31, 2016, compared to $385,000 for an effective income tax rate of 34.6% for the same period in the prior year.

Financial Condition

Our total assets as of March 31, 2016 increased $16.8 million to $193.7 million, compared to $176.9 million as of December 31, 2015, primarily as a result of an increase in total loans and interest-bearing deposits. Net loans held for investment increased $8.2 million, or 6.0%, to $145.8 million as of March 31, 2016, compared to $137.6 million as of December 31, 2015. Interest-bearing deposits increased $7.9 million to $14.6 million, compared to $6.7 million as of December 31, 2015.  Receivable for loans sold decreased $2.0 million, which was the balance at December 31, 2015. There was no receivable for loans sold at March 31, 2016. Total deposits increased $22.6 million, or 16.5%, to $159.6 million as of March 31, 2016, compared to $137.0 million as of December 31, 2015. Shareholders’ equity increased $900,000, or 3.3%, to $28.1 million as of March 31, 2016, compared to $27.2 million as of December 31, 2015.

Cash and Due From Banks

Cash and due from banks decreased $429,000 to $1.2 million as of March 31, 2016, compared to $1.6 million as of December 31, 2015. The decrease is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested. Interest-bearing deposits increased $7.9 million to $14.6 million as of March 31, 2016, compared to $6.7 million as of December 31, 2015. The increase was due to proceeds received at the end of the quarter of $4.6 million for a loan payoff, for which $3.2 million was payable to a participant on the loan. The remaining increase was a result of increase in deposits.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of March 31, 2016 and December 31, 2015, the Company held Federal Reserve Bank of Dallas stock of $570,000, and Federal Home Loan Bank of Dallas stock of $476,000. As of March 31, 2016 and December 31, 2015, we had government agency securities with amortized cost of $9.0 million and $9.2 million, respectively, and fair value of $9.1 million and $9.2 million, respectively. As of March 31, 2016 and December 31, 2015, we had mortgage-backed securities with amortized cost and fair value of $3.2 million and $3.3 million, respectively.

At March 31, 2016 and December 31, 2015, securities with fair value of $10.6 million and $10.8 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with fair value of $953,000 and $982,000, respectively, were pledged against trust deposit balances held at the Bank. One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at March 31, 2016 and December 31, 2015 with a fair value of $706,000 and $699,000, respectively.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(In thousands)	March 31, 2016	December 31, 2015
Commercial and industrial	$78,676	$71,562
Consumer installment	1,920	2,049
Real estate – residential	6,143	6,851
Real estate – commercial	17,017	16,736
Real estate – construction and land	10,897	10,322
SBA:
SBA 7(a) unguaranteed portion	23,808	22,596
SBA 504	6,318	6,349
USDA	2,776	2,787
Other	1,309	1,542
Gross Loans	148,864	140,794
Less:
Allowance for loan losses	1,694	1,564
Deferred loan costs	(465)	(292)
Discount on loans	1,865	1,874
Net loans	$145,770	$137,648

As of March 31, 2016 and December 31, 2015, total loans held for investment were $145.8 million and $137.6 million, respectively. Total loans, net of deferred fees, discount and reserves as a percentage of total assets were 75.3% as of March 31, 2016 and 77.8% as of December 31, 2015.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of March 31, 2016 and December 31, 2015, commercial loans totaled $78.7 million and $71.6 million, respectively, representing approximately 52.9% and 50.9% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of March 31, 2016 and December 31, 2015, consumer loans totaled $1.9 million and $2.0 million, respectively, approximately 1.3% and 1.4%, respectively, of our total funded loans.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At March 31, 2016 and December 31, 2015, real estate loans totaled $34.1 million and $33.9 million, respectively, approximately 22.9% and 24.1% of our total loans, respectively.

Our USDA loan portfolio consists of loans guaranteed by the USDA, which serve rural areas. USDA loans are guaranteed up to 90% of the principal balance. As of March 31, 2016 and December 31, 2015, USDA loans held for investment totaled $2.8 million, representing approximately 1.9% and 2.0% of our total funded loans, respectively.

Our SBA loan portfolio consists of loans guaranteed by the Small Business Administration (“SBA 7(a)”) and conventional loans promulgated under the SBA’s 504 loan program which serve the small business community. The SBA 7(a) loans are generally guaranteed by the SBA up to 75% of the principal balance. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. The Company records the guaranteed portion of the loans as held for sale. As of March 31, 2016 and December 31, 2015, SBA loans held for investment totaled $30.1 million and $28.9 million, respectively, representing approximately 20.2% and 20.5% of our total funded loans, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of March 31, 2016, our commercial loan and real estate loan portfolio included $67.5 million of loans, approximately 45.3% of our total funded loans, to dental professionals. These loans were made to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of March 31, 2016:

	As of March 31, 2016
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$10,088	$9,860	$27,593	$31,135	$-	$78,676
Consumer installment	878	450	-	592	-	1,920
Real estate – residential	2,100	3,726	317	-	-	6,143
Real estate – commercial	3,274	3,568	2,922	4,172	3,081	17,017
Real estate – construction and land	6,147	1,315	732	2,703	-	10,897
SBA 7(a) unguaranteed portion	23,220	-	156	432	-	23,808
SBA 504	6,318	-	-	-	-	6,318
USDA	1,800	-	976	-	-	2,776
Other	1,309	-	-	-	-	1,309
Total	$55,134	$18,919	$32,696	$39,034	$3,081	$148,864

Non-performing Assets and Restructured Loans

Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of March 31, 2016, we had no loans 90 days or more past due and still accruing interest and $421,000 in loans on non-accrual status, net of SBA guaranteed portion of $477,000. At December 31, 2015, we had no loans 90 days or more past due and still accruing interest and $443,000 in loans on non-accrual status, net of SBA guaranteed portion of $477,000. There was no OREO at March 31, 2016 and December 31, 2015. Total non-performing assets, net of SBA guaranteed portion, as of March 31, 2016 were $421,000, compared to $443,000 as of December 31, 2015.

During the second quarter of 2015, the Bank repurchased the guaranteed portion of a defaulted SBA loan with a balance of $477,000.  After the foreclosure and collection process is complete, it is expected that the SBA will reimburse the Company for this amount.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the non-performing asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “pass-watch” are those loans that have been determined to require enhanced monitoring for potential weaknesses which require further investigation. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on non-accrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At March 31, 2016, the Company had $321,000 in pass-watch loans, $706,000 in special mention loans, $1.3 million in substandard loans and no doubtful loans. At December 31, 2015, the Company had no pass-watch loans, $1.1 million in special mention loans, $1.3 million in substandard loans and no doubtful loans.

The following table sets forth certain information regarding non-accrual loans by type, loans past due 90 days and accruing, OREO and restructured loans accruing as of the dates indicated.

	March 31, 2016		December 31, 2015
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Commercial and industrial	$421	0.22%	$443	0.25%
SBA	477	0.25	477	0.27
Total non-accrual loans	$898	0.47%	$920	0.52%
SBA guaranteed portion	(477)	0.25	(477)	(0.27)
Total non-accrual loans, net	421	0.22	443	0.25
Loans past due 90 days and accruing	-	-	-	-
Foreclosed assets	-	-	-	-
Total non-performing assets	$421	0.22%	$443	0.25%
Restructured loans on non-accrual	$367	0.19%	$381	0.22%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $8,000 and $24,000 during the three months ended March 31, 2016 and 2015, respectively. Interest not recognized on impaired loans during the three months ended March 31, 2016 and 2015 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.7 million, or 1.14% of total funded loans at March 31, 2016, and $1.6 million, or 1.14% of total funded loans at December 31, 2015. We recorded a provision for loan losses of $125,000 for the three months ended March 31, 2016. We did not record a provision for loan loss for the three months ended March 31, 2015.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had no loan charge-offs during the three months ended March 31, 2016 and 2015, and recoveries of $5,000 and $3,000 during the three months ended March 31, 2016 and 2015, respectively.

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

(In thousands, except percentages)	March 31, 2016		December 31, 2015
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$1,022	52.9%	$878	50.8%
Consumer installment	23	1.3	26	1.5
Real estate – residential	73	4.1	86	4.9
Real estate – commercial	203	11.4	210	11.9
Real estate – construction and land	130	7.3	130	7.3
SBA	227	20.2	214	20.5
USDA	-	1.9	-	2.0
Other	16	0.9	20	1.1
Total allowance for loan losses	$1,694	100.0%	$1,564	100.0%

Deposits

Deposits are our primary source of funding. Total deposits at March 31, 2016 and December 31, 2015 were $159.6 million and $137.0 million, respectively. Total average deposits increased $22.1 million for the three months ended March 31, 2016, to $154.1 million, compared to $132.0 million for the three months ended March 31, 2015.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended March 31, 2016 and 2015:

	For the three months ended March 31
	2016			2015
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$25,239	16.4%	0.00%	$22,527	17.1%	0.00%
NOW accounts	6,203	4.0	0.33	5,397	4.1	0.30
Money market accounts	33,801	21.9	0.48	33,987	25.7	0.50
Savings accounts	5,413	3.5	0.52	3,655	2.8	0.44
Time deposits $100,000 and over	79,410	51.6	1.05	62,496	47.3	0.90
Time deposits under $100,000	4,015	2.6	1.01	3,902	3.0	1.04
Total deposits	$154,081	100.00%	0.70%	$131,964	100.00%	0.61%

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(In thousands)	March 31, 2016	December 31, 2015
Three months or less	$5,728	$18,884
Over three months through six months	11,309	6,763
Over six months through twelve months	39,446	19,967
Over twelve months	25,919	20,924
Total	$82,402	$66,538

Shareholders’ Equity

As of March 31, 2016, shareholders’ equity increased to $28.1 million from $27.2 million as of December 31, 2015. The increase was due to comprehensive income of $838,000 for the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank had any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at March 31, 2016.

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

In addition, the rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums, as set forth in the table below. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk weighted assets. As of March 31, 2016, the Bank was “well capitalized” under the Basel III regulatory framework.

(In thousands)	Actual		Minimum Capital Required Under Basel III Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Total Capital (to Risk Weighted Assets)	$28,699	17.80%	$13,905	8.625%	$16,122	10.00%

Tier 1 Capital (to Risk Weighted Assets)	27,005	16.75	10,680	6.625	12,897	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	27,005	16.75	8,262	5.125	10,479	6.50

Tier 1 Capital (to Average Assets)	27,005	14.55	7,424	4.00	9,280	5.00

As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$27,813	18.33%	$12,139	8.00%	$15,173	10.00%

Tier 1 Capital (to Risk Weighted Assets)	26,249	17.30	9,104	6.00	12,139	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	26,249	17.30	6,828	4.50	9,863	6.50

Tier 1 Capital (to Average Assets)	26,249	15.02	6,994	4.00	8,742	5.00

Liquidity Management

At March 31, 2016, the Company (excluding the Bank) had approximately $826,000 in cash. These funds can be used for Company operations, investment, for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company is dividends paid by the Bank. Banking regulations limit the amount of dividends that may be paid. See Note 15 – Regulatory Matters to the financial statements included elsewhere in this report regarding dividends available for declaration.

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

At March 31, 2016, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $19.9 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $58.7 million at March 31, 2016.

The Bank’s significant contractual obligations and other potential funding needs at March 31, 2016 consist of:

	As of March 31, 2016
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$58	$-	$-	$-

Time deposits	$58,685	$25,852	$1,766	$-

As of March 31, 2016, the Company had cash and cash equivalents of $16.4 million, or 8.5% of total assets, and loans held for sale of $9.3 million, or 4.8% of total assets. Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of March 31, 2016, the Bank’s borrowing capacity with the Federal Home Loan Bank of Dallas was $18.8 million, or 9.7% of assets, none of which was utilized at March 31, 2016. The Bank’s borrowing capacity with the Federal Reserve Bank of Dallas was also $18.8 million, or 9.7% of assets, none of which was utilized at March 31, 2016.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of March 31, 2016, the loan to deposit ratio was 91.4%. Through our trust department, we serve as trustee or custodian for $38.8 million in cash deposits held at BlackRock, Inc. in a money market fund. As of March 31, 2016, approximately $25.8 million could be held at the Bank in deposit accounts fully insured by the FDIC. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 32.7% of total assets as of March 31, 2016. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the first quarter of 2016, the Compensation Committee of the Company’s Board of Directors performed a compensation review for Patrick Howard, our President & Chief Executive Officer, Ken Bramlage, our Executive Vice President and Chief Financial Officer, and D. Craig Barnes, our Executive Vice President and Chief Credit Officer.  As a result of that review, on May 11, 2016, the Compensation Committee, based on peer data obtained from four compensation surveys, approved an increase in the base salaries of each these executive officers to the amounts indicated below:

Name	Base Salary
Patrick Howard	$230,000
Ken Bramlage	$132,000
D. Craig Barnes	$132,000

In connection with the foregoing, the Company entered in to Amended Employment Agreements with Messrs. Howard, Bramlage, and Barnes, copies of which are attached to this report as Exhibit 10.1, 10.2 and 10.3.

Item 6. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q filed by Registrant with the SEC on August 14, 2007 (File No. 000-51297))
3.2	Bylaws (incorporated by reference from the Current Report on Form 8-K filed by Registrant with the SEC on April 30, 2008 (File No. 000-51297))
10.1	Amendment to Employment Agreement by and between T Bancshares, Inc., T Bank, N.A. and Patrick Howard*+
10.2	Amendment to Employment Agreement by and between T Bancshares, Inc., T Bank, N.A. and Ken Bramlage*+
10.3	Amendment to Employment Agreement by and between T Bancshares, Inc., T Bank, N.A. and D. Craig Barnes*+
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32	Section 1350 Certification*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*

* +	Filed Herewith Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Date: May 13, 2016	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer