Form 10-Q
period 2016-06-30
T Bancshares, Inc.
filed 2016-08-15
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock as of August 12, 2016 was 4,051,501 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
(In thousands, except share amounts)	(unaudited)
ASSETS
Cash and due from banks	$2,150	$1,592
Interest-bearing deposits	7,157	6,687
Federal funds sold	494	431
Total cash and cash equivalents	9,801	8,710
Securities available for sale at estimated fair value	12,629	12,452
Securities held to maturity	9,790	-
Securities, restricted at cost	1,051	1,046
Loans held for sale	13,789	6,365
Loans, net of allowance for loan losses of $1,678 and $1,564 respectively	148,746	137,648
Bank premises and equipment, net	4,462	4,497
Deferred tax assets, net	483	527
Receivable for loans sold	2,093	1,972
Other assets	4,104	3,712
Total assets	$206,948	$176,929

LIABILITIES
Demand deposits:
Noninterest-bearing	$26,937	$24,138
Interest-bearing	48,798	42,292
Time deposits $100,000 and over	89,902	66,538
Time deposits under $100,000	3,833	4,067
Total deposits	169,470	137,035
Borrowed funds	6,000	10,000
Other liabilities	2,745	2,684
Total liabilities	178,215	149,719

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 10,000,000 shares authorized; 4,051,657 and 4,037,907 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	40	40
Additional paid-in capital	22,910	22,762
Retained earnings	5,693	4,398
Accumulated other comprehensive income	90	10
Total shareholders’ equity	28,733	27,210
Total liabilities and shareholders’ equity	$206,948	$176,929

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Interest Income
Loan, including fees	$2,229	$1,995	$4,426	$4,011
Securities	173	55	252	116
Federal funds sold	10	-	20	1
Interest-bearing deposits	1	4	1	7
Total interest income	2,413	2,054	4,699	4,135
Interest Expense
Deposits	292	220	559	420
Borrowed funds	7	1	10	4
Total interest expense	299	221	569	424
Net interest income	2,114	1,833	4,130	3,711
Provision for loan losses	319	-	444	-
Net interest income after provision for loan losses	1,795	1,833	3,686	3,711
Non-interest Income
Trust income	3,081	3,102	5,959	6,129
Gain on sale of loans	342	624	839	984
Loan servicing fees, net	77	109	158	208
Service fees and other income	16	17	32	34
Rental income	77	77	155	154
Total non-interest income	3,593	3,929	7,143	7,509
Non-interest Expense
Salaries and employee benefits	1,401	1,146	2,601	2,360
Occupancy and equipment	209	209	432	419
Trust expenses	2,470	2,491	4,760	4,913
Professional fees	127	124	231	212
Data processing	230	212	439	418
Other	164	171	366	377
Total non-interest expense	4,601	4,353	8,829	8,699
Income before Income Taxes	787	1,409	2,000	2,521
Income tax expense	280	430	705	815
Net Income	$507	$979	$1,295	$1,706

Earnings per common share:
Basic	0.13	0.24	0.32	0.42
Diluted	0.13	0.24	0.32	0.42

Weighted average common shares outstanding	4,039,116	4,030,545	4,038,511	4,030,240
Weighted average diluted shares outstanding	4,052,553	4,039,346	4,051,548	4,038,909

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net Income	$507	$979	$1,295	$1,706
Other comprehensive income:
Net unrealized gain (loss) on investment securities available-for-sale, before tax effect	45	(79)	121	27
Tax effect	15	(27)	41	9
Other comprehensive income (loss)	30	(52)	80	18
Comprehensive income	$537	$927	$1,375	$1,724

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2015	$40	$22,664	$1,105	$(12)	$23,797

Net income - YTD	-	-	1,706	-	1,706
Other comprehensive income	-	-	-	18	18
Issuance of 7,975 shares in connection with the directors’ common stock plan	-	58	-	-	58
Stock based compensation	-	14	-	-	14
BALANCE, June 30, 2015	$40	$22,736	$2,811	$6	$25,593

BALANCE, January 1, 2016	$40	$22,762	$4,398	$10	$27,210

Net income – YTD	-	-	1,295	-	1,295
Other comprehensive income	-	-	-	80	80
Issuance of 13,750 shares in connection with the directors’ common stock plan	-	97	-	-	97
Stock based compensation	-	51	-	-	51
BALANCE, June 30, 2016	$40	$22,910	$5,693	$90	$28,733

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$1,295	$1,706
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	444	-
Depreciation and amortization	110	110
Accretion of discount on loans	(77)	(51)
Securities premium amortization, net	36	23
Origination of loans held for sale	(16,969)	(10,168)
Proceeds from payments and sales of loans held for sale	10,107	11,656
Net gain on sale of loans	(839)	(984)
Stock based compensation	148	72
Receivable for sold loans	(121)	8,185
Deferred income taxes	3	112
Servicing asset amortization	207	54
Net change in:
Other assets	(322)	(161)
Other liabilities	61	(1,164)
Net cash provided by (used in) operating activities	(5,917)	9,390

Cash Flows from Investing Activities
Purchase of securities available for sale	(68,276)	(1,000)
Principal payments, calls and maturities of securities available for sale	68,186	456
Purchase of securities held to maturity	(9,913)	-
Principal payments of securities held to maturity	122	-
Purchase of securities, restricted	(6)	(199)
Proceeds from sale of securities, restricted	-	390
Net change in loans	(11,465)	(14,578)
Purchases of premises and equipment	(75)	(66)
Net cash used in investing activities	(21,427)	(14,997)

Cash Flows from Financing Activities
Net change in demand deposits	9,305	10,848
Net change in time deposits	23,130	7,234
Proceeds from borrowed funds	141,000	35,000
Repayment of borrowed funds	(145,000)	(45,000)
Net cash provided by financing activities	28,435	8,082

Net change in cash and cash equivalents	1,091	2,475
Cash and cash equivalents at beginning of period	8,710	6,932

Cash and cash equivalents at end of period	$9,801	$9,407

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$549	$418
Income taxes	$1,325	$1,565

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

Accounting Standards Update (ASU) No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 was effective for the Company beginning January 1, 2016 and has not had a significant impact on the Company’s financial statements.

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

Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. ASU 2016-2 will be effective on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the potential impact of ASU 2016-02 on the Company’s financial statements.

Accounting Standards Update (ASU) 2016- 09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will amend current guidance such that all excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax expense or benefit in the income statement during the period in which they occur. Additionally, excess tax benefits will be classified along with other income tax cash flows as an operating activity rather than a financing activity. ASU 2016-09 also provides that any entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current requirement, or account for forfeitures when they occur. ASU 2016-09 will be effective January 1, 2017 and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements.

NOTE 3. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	June 30, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,417	$108	$22	$9,503
Mortgage-backed securities	3,077	54	5	3,126
Total securities available for sale	$12,494	$162	$27	$12,629

Securities held to maturity:
Property Assessed Clean Energy investments	$9,790	$-	$-	$9,790
Securities, restricted:
Other	$1,051	$-	$-	$1,051

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,155	$70	$63	$9,162
Mortgage-backed securities	3,284	30	24	3,290
Total securities available for sale	$12,439	$100	$87	$12,452

Securities, restricted:
Other	$1,046	$-	$-	$1,046

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or U.S. government-sponsored agencies. Securities, restricted consist of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock, which are carried at cost.

At June 30, 2016 and December 31, 2015, securities with market value of $11.1 million and $10.8 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas. At June 30, 2016 and December 31, 2015, securities with market values of $917,000 and $982,000, respectively, were pledged against trust deposit balances held at the Company’s insured depository subsidiary, T Bank, N.A. (the “Bank”). One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at June 30, 2016 and December 31, 2015, with a market value of $637,000 and $699,000, respectively. The Bank held Federal Reserve Bank of Dallas stock in the amount of $570,000 at June 30, 2016 and December 31, 2015. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $481,000 and $476,000 at June 30, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of securities at June 30, 2016 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and property assessed clean energy securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,028	$1,032	$427	$427
Due after five years through ten years	4,796	4,852	1,370	1,370
Due after ten years	3,593	3,619	7,993	7,993
Mortgage-backed securities	3,077	3,126	-	-
Total	$12,494	$12,629	$9,790	$9,790

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2016:

	Less than 12 months		12 months or longer		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities available for sale:
U.S. government agencies	$3,979	$18	$368	$4	$4,347	$22
Mortgage-backed securities	480	5	-	-	480	5
Total	$4,459	$23	$368	$4	$4,827	$27

NOTE 4. LOANS

Major classifications of loans held for investment are as follows:

(In thousands)	June 30, 2016	December 31, 2015
Commercial and industrial	$76,672	$71,562
Consumer installment	3,883	2,049
Real estate – residential	6,387	6,851
Real estate – commercial	18,480	16,736
Real estate – construction and land	9,705	10,322
SBA:
SBA 7(a) unguaranteed portion	27,286	22,596
SBA 504	6,284	6,349
USDA	2,765	2,787
Other	242	1,542
Gross Loans	151,704	140,794
Less:
Allowance for loan losses	1,678	1,564
Deferred loan costs, net of fees	(592)	(292)
Discount on loans	1,872	1,874
Net loans	$148,746	$137,648

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

During the three and six months ended June 30, 2016, the Company originated $8.2 million and $16.7 million, respectively, of SBA and USDA loans. The guaranteed portions of the loans are recorded as loans held for sale.  The Company had $13.8 million and $6.4 million of SBA and USDA loans held for sale as of June 30, 2016 and December 31, 2015, respectively. During the second quarter of 2016, the Company sold $3.7 million of SBA loans, recognizing a gain on sale of loans of $342,000, and recorded a servicing asset at fair value of $112,000.

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

The Company generally does not make loans secured by collateral related to the oil and gas industry sector. As of June 30, 2016, the Company had no loans to any business whose principal activity is directly in, or closely related to, the oil and gas industry, except one such loan which is fully secured by cash collateral.

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

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 and 2015 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
Three months ended:
June 30, 2016
Beginning Balance	$1,022	$23	$73	$203	$130	$227	$-	$16	$-	$1,694
Provision (credit) for loan losses	283	(3)	8	31	(15)	28	-	(13)	-	319
Charge-offs	(344)	-	-	-	-	-	-	-	-	(344)
Recoveries	-	-	-	-	9	-	-	-	-	9
Net (charge-offs) recoveries	(344)	-	-	-	9	-	-	-	-	(335)
Ending balance	$961	$20	$81	$234	$124	$255	$-	$3	$-	$1,678

June 30, 2015
Beginning Balance	$1,051	$29	$48	$276	$104	$78	$-	$28	$84	$1,698
Provision (credit) for loan losses	(77)	(6)	38	(18)	(4)	145	-	(28)	(50)	-
Charge-offs	-	-	-	-	-	(141)	-	-	-	(141)
Recoveries	5	-	-	-	1	-	-	-	-	6
Net (charge-offs) recoveries	5	-	-	-	1	(141)	-	-	-	(135)
Ending balance	$979	$23	$86	$258	$101	$82	$-	$-	$34	$1,563

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
Six months ended:
June 30, 2016
Beginning Balance	$878	$26	$86	$210	$130	$214	$-	$20	$-	$1,564
Provision (credit) for loan losses	423	(6)	(5)	24	(16)	41	-	(17)	-	444
Charge-offs	(344)	-	-	-	-	-	-	-	-	(344)
Recoveries	4	-	-	-	10	-	-	-	-	14
Net (charge-offs) recoveries	(340)	-	-	-	10	-	-	-	-	(330)
Ending balance	$961	$20	$81	$234	$124	$255	$-	$3	$-	$1,678

June 30, 2015
Beginning Balance	$918	$20	$25	$265	$69	$344	$41	$13	$-	$1,695
Provision (credit) for loan losses	55	3	61	(7)	29	(121)	(41)	(13)	34	-
Charge-offs	-	-	-	-	-	(141)	-	-	-	(141)
Recoveries	6	-	-	-	3	-	-	-	-	9
Net (charge-offs) recoveries	6	-	-	-	3	(141)	-	-	-	(132)
Ending balance	$979	$23	$86	$258	$101	$82	$-	$-	$34	$1,563

The Company’s allowance for loan losses as of June 30, 2016 and December, 31, 2015 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
June 30, 2016
Loans individually evaluated for impairment	$22	$-	$-	$-	$-	$-	$-	$-	$22
Loans collectively evaluated for impairment	939	20	81	234	124	255	-	3	1,656
Ending balance	$961	$20	$81	$234	$124	$255	$-	$3	$1,678

December 31, 2015
Loans individually evaluated for impairment	$26	$-	$-	$-	$-	$-	$-	$-	$26
Loans collectively evaluated for impairment	852	26	86	210	130	214	-	20	1,538
Ending balance	$878	$26	$86	$210	$130	$214	$-	$20	$1,564

The Company’s recorded investment in loans as of June 30, 2016 and December 31, 2015 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
June 30, 2016
Loans individually evaluated for impairment	$374	$-	$-	$129	$-	$-	$-	$-	$503
Loans collectively evaluated for impairment	76,298	3,883	6,387	18,351	9,705	33,570	2,765	242	151,201
Ending balance	$76,672	$3,883	$6,387	$18,480	$9,705	$33,570	$2,765	$242	$151,704

December 31, 2015
Loans individually evaluated for impairment	$678	$-	$-	$137	$-	$477	$-	$-	$1,292
Loans collectively evaluated for impairment	70,884	2,049	6,851	16,599	10,322	28,468	2,787	1,542	139,502
Ending balance	$71,562	$2,049	$6,851	$16,736	$10,322	$28,945	$2,787	$1,542	$140,794

At June 30, 2016 and December 31, 2015, there were $60,000 and $443,000, respectively, of commercial and industrial nonaccrual loans, net of government guarantees, and there were no loans contractually delinquent over 90 days and still accruing interest. The decrease was primarily due to a commercial and industrial loan charge off totaling $344,000. During the second quarter of 2015, the Company repurchased the guaranteed portion of a defaulted SBA loan with a balance of $477,000. During the second quarter of 2016, the SBA reimbursed the Company for this amount.

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

The Company’s impaired loans and related allowance are summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2016						Six Months Ended
Commercial and industrial	$486	$14	$360	$374	$22	$689	$12
Real estate – commercial	129	129	-	129	-	134	3
Total	$615	$143	$360	$503	$22	$823	$15

December 31, 2015						Year Ended
Commercial and industrial	$908	$-	$678	$678	$26	$1,431	$73
Real estate – commercial	137	137	-	137	-	146	7
SBA	477	477	-	477	-	159	-
Total	$1,522	$614	$678	$1,292	$26	$1,736	$80

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest that would have been recognized for the six months ended June 30, 2016 and 2015 on non-accrual loans if performed in accordance with their original contract terms was not significant.

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

At June 30, 2016, there was one commercial and industrial loan with a balance of $14,000 modified as a troubled debt restructuring. The loan was restructured with a pre-modification balance of $16,000 during the three months ended June 30, 2016. The Company had no commitments to lend additional funds for this loan. The modification included an extension of maturity date and reduction of payment amount. At June 30, 2015, there was one commercial and industrial loan totaling $441,000 that had been modified as a troubled debt restructuring. This loan defaulted and the outstanding balance of $344,000 was charged off during the three months ended June 30, 2016. There were no new troubled debt restructurings during the three and six months ended June 30, 2015.

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

The following summarizes the Company’s internal ratings of its loans:

(In thousands)	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
June 30, 2016
Commercial and industrial	$76,090	$314	$-	$268	$-	$76,672
Consumer installment	3,883	-	-	-	-	3,883
Real estate – residential	6,387	-	-	-	-	6,387
Real estate – commercial	18,351	-	-	129	-	18,480
Real estate – construction and land	9,007	-	698	-	-	9,705
SBA	33,504	-	66	-	-	33,570
USDA	2,765	-	-	-	-	2,765
Other	242	-	-	-	-	242
Total	$150,229	$314	$764	$397	$-	$151,704

December 31, 2015
Commercial and industrial	$70,539	$-	$345	$678	$-	$71,562
Consumer installment	2,049	-	-	-	-	2,049
Real estate – residential	6,851	-	-	-	-	6,851
Real estate – commercial	16,599	-	-	137	-	16,736
Real estate – construction and land	9,607	-	715	-	-	10,322
SBA	28,468	-	-	477	-	28,945
USDA	2,787	-	-	-	-	2,787
Other	1,542	-	-	-	-	1,542
Total	$138,442	$-	$1,060	$1,292	$-	$140,794

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(In thousands)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
June 30, 2016
Commercial and industrial	$-	$-	$-	$76,672	$76,672	$-
Consumer installment	-	-	-	3,883	3,883	-
Real estate – residential	-	-	-	6,387	6,387	-
Real estate – commercial	-	-	-	18,480	18,480	-
Real estate – construction and land	-	-	-	9,705	9,705	-
SBA	-	-	-	33,570	33,570	-
USDA	-	-	-	2,765	2,765	-
Other	-	-	-	242	242	-
Total	$-	$-	$-	$151,704	$151,704	$-

December 31, 2015
Commercial and industrial	$555	$-	$555	$71,007	$71,562	$-
Consumer installment	-	-	-	2,049	2,049	-
Real estate – residential	-	-	-	6,851	6,851	-
Real estate – commercial	-	-	-	16,736	16,736	-
Real estate – construction and land	-	-	-	10,322	10,322	-
SBA	-	477	477	28,468	28,945	-
USDA	-	-	-	2,787	2,787	-
Other	-	-	-	1,542	1,542	-
Total	$555	$477	$1,032	$139,762	$140,794	$-

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

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at June 30, 2016 and December 31, 2015 were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Land	$676	$676
Building	1,279	1,279
Building improvement	2,493	2,493
Furniture and equipment	859	1,173
Leasehold improvements	159	159
Construction in progress	73	-
	5,539	5,780
Less: accumulated depreciation	1,077	1,283
Balance at end of period	$4,462	$4,497

Furniture and equipment with original cost of $316,000 and book value of $2,500, were disposed of during the three months ended June 30, 2016. None of the assets that were disposed were sold, and thus there was no cash transaction involved.

NOTE 7. OTHER ASSETS

Other assets consisted of the following at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Loan servicing rights	$1,588	$1,518
Accounts receivable – trust fees	1,067	1,028
Accrued interest receivable	673	504
Prepaid assets	317	387
Federal income tax receivable	145	-
Other	314	275
Total	$4,104	$3,712

For the three and six months ended June 30, 2016, the Company sold $3.7 million and $9.1 million, respectively, of SBA 7(a) program loans, and recorded a loan servicing asset of $112,000 and $277,000, respectively. The Company has elected to use the amortizing method for the treatment of servicing assets. Amortization expense for the three and six months ended June 30, 2016 was $91,000 and $207,000, respectively. In the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized.

NOTE 8. DEPOSITS

Time deposits of $250,000 and over totaled $22.9 million and $22.5 million at June 30, 2016 and December 31, 2015, respectively.

Deposits are summarized as follows:

(In thousands)	As of June 30, 2016		As of December 31, 2015
Non-interest bearing demand	$26,937	16%	$24,138	18%
Interest-bearing demand (NOW)	6,145	4	3,283	2
Money market accounts	36,680	22	33,474	24
Savings accounts	5,973	3	5,535	4
Time deposits $100,000 and over	89,902	53	66,538	49
Time deposits under $100,000	3,833	2	4,067	3
Total	$169,470	100%	$137,035	100%

At June 30, 2016, the scheduled maturities of time deposits were as follows:

(In thousands)
2016	$31,665
2017	41,350
2018	12,397
2019	7,512
2020	436
2021	375
Total	$93,735

 NOTE 9. BORROWED FUNDS

The Company had borrowed funds of $6.0 million and $10.0 million as of June 30, 2016 and December 31, 2015, respectively. The Company had one outstanding advance for $6.0 million at June 30, 2016, with a fixed interest rate of 0.49% and maturity date of July 1, 2016. The advance was renewed at a fixed interest rate of 0.61% and maturity date of July 5, 2016. As of June 30, 2016, the Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $21.2 million secured by commercial loans and securities with collateral values of $10.3 million and $10.9 million, respectively. The Company had one outstanding advance for $10.0 million at December 31, 2015, with a fixed interest rate of 0.31% and maturity date of January 4, 2016. The advance was renewed at a fixed interest rate of 0.38% and maturity date of January 5, 2016. At maturity, we determine our borrowing needs and renew accordingly at varying terms ranging from one to 30 days.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $19.1 million as of June 30, 2016, secured by commercial loans and securities with collateral value of $18.5 million and $62,000, respectively. There were no outstanding borrowings at June 30, 2016 or December 31, 2015.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Trust advisor fees payable	$1,595	$1,487
Accounts payable	388	-
Federal income tax payable	-	546
Incentive compensation	221	295
Data processing	98	81
Audit fees	95	-
Franchise & property taxes	45	8
Interest payable	44	24
Other accruals	259	243
Total	$2,745	$2,684

NOTE 11. INCOME TAXES

Income tax expense for the three months ended June 30, 2016 and 2015 was $280,000 and $430,000, respectively. The Company’s effective income tax rate was 35.6% and 30.5% for the three months ended June 30, 2016 and 2015, respectively. Income tax expense for the six months ended June 30, 2016 and 2015 was $705,000 and $815,000, respectively. The Company’s effective income tax rate was 35.3% and 32.3% for the six months ended June 30, 2016 and 2015, respectively. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

Net deferred tax assets totaled $483,000 at June 30, 2016 and $527,000 at December 31, 2015.  No valuation allowance was recorded against deferred tax assets at June 30, 2016 or December 31, 2015, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings in prior years. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

NOTE 12. EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 6% of their compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation.  Employer contributions charged to expense for the three months ended June 30, 2016 and 2015 totaled $36,000 and $41,000, respectively. Employer contributions charged to expense for the six months ended June 30, 2016 and 2015 totaled $74,000 and $71,000, respectively.

NOTE 13. STOCK AND COMPENSATION PLANS

At June 30, 2016, the Company had three stock-based compensation plans (the 2005 Stock Incentive Plan, the 2015 Stock Incentive Plan, and the 2014 Non-employee Directors’ Common Stock Plan). The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated.

2005 Stock Incentive Plan

The 2005 Plan is administered by the Board of Directors and had a term of 10 years. The 2005 Stock Incentive Plan expired during the third quarter of 2015 and therefore no additional awards may be issued under this plan.

As of June 30, 2016, options to purchase a total of 87,000 shares of common stock were outstanding with a weighted average exercise price of $6.84. These options vest through March 2019. As of December 31, 2015, options to purchase a total of 102,000 shares of common stock were outstanding with a weighted average exercise price of $7.38. Outstanding stock options of 62,000 were considered in the diluted earnings per share computations for the three and six months ended June 30, 2016. The remaining 25,000 outstanding options at June 30, 2016 were not considered in the per share computation because their effect was anti-dilutive. Outstanding stock options of 19,000 were considered in the diluted earnings per share computations for the three and six months ended June 30, 2015. The remaining 213,000 outstanding stock options at June 30, 2015 were not considered in the per share computation because their effect was anti-dilutive. During the third quarter of 2015, a total of 131,000 of these outstanding stock options expired. There were no stock options exercised during the three and six months ended June 30, 2016.

The Company recorded $6,000 and $7,000 in compensation expense for the three months ended June 30, 2016 and 2015, respectively, and $13,000 and $14,000 for the six months ended June 30, 2016 and 2015, respectively, in connection with the 2005 Plan.  As of June 30 2016, there was $72,000 of total unrecognized compensation cost related to the non-vested equity-based compensation awards expected to vest, with an average vesting period of 2.7 years.

The following is a summary of activity in the Plan for the six months ended June 30, 2016:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	102,000	$7.38
Exercised	-	-
Expired / forfeited	15,000	-
Outstanding at end of period	87,000	$6.84
Exercisable at end of period	68,400	$7.34

The weighted average remaining contractual life of options outstanding at June 30, 2016 was 4.3 years.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at June 30, 2016, was $176,000 and $136,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2015 was $163,000 and $115,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $7.21 and $7.00 at June 30, 2016 and December 31, 2015, respectively, and the exercise price, multiplied by the number of options outstanding.

2015 Stock Incentive Plan

The 2015 Stock Incentive Plan (the “2015 Plan”) authorizes the granting of options to purchase up to 270,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The 2015 Plan is administered by the Board of Directors and has a term of 10 years.

As of June 30, 2016 and December 31, 2015, options to purchase a total of 180,000 shares of common stock were issued and outstanding with a weighted average exercise price of $7.15. These options vest through October 2025. The outstanding stock options were not considered in the per share computation for the three and six months ended June 30, 2016 because their effect was anti-dilutive.

For the three and six months ended June 30, 2016, the Company recorded $19,000 and $38,000, respectively, in compensation expense in connection with the 2015 Plan. As of June 30, 2016, there was $327,000 of total unrecognized compensation cost related to the non-vested equity-based compensation awards expected to vest, with an average vesting period of 4.3 years.

The following is a summary of activity in the 2015 Plan for the six months ended June 30, 2016:

	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years
Outstanding at beginning of the year	180,000	$7.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at end of period	180,000	7.15	9.3
Exercisable at end of period	-	$-
Available for grant at end of period	90,000

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at June 30, 2016, was $11,000.There were no exercisable stock options at June 30, 2016.

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

The 2014 Plan is administered by the Board of Directors. The number of service shares issuable under this plan shall not exceed 100,000. On June 22, 2016, the Company granted 13,750 service shares to the non-employee directors. The grant date fair value was $7.05 per share, resulting in stock compensation expense of approximately $97,000.

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

The following table summarizes loan commitments as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Undisbursed loan commitments	$21,680	$18,740
Standby letters of credit	10	10
	$21,690	$18,750

The Company has one non-cancelable office lease agreement that expires in January 2017. The Company does not occupy this space, and receives rental payments under a sublease agreement that expires on the same date as the office lease. The Company has no plans to renew the lease and sublease. The Company also leases various pieces of office equipment under short-term agreements. Lease expense for the six months ended June 30, 2016 and 2015 was $35,000. Future minimum lease payments due under non-cancelable operating leases at June 30, 2016 were as follows:

(In thousands)
2016	$35
2017	6
$41

Aggregate future minimum rentals to be received under non-cancelable subleases at June 30, 2016, were $37,000.

In addition, under an assignment and assumption agreement, the Company receives rental income from eight tenants in the building it is headquartered in, for office space the Company does not occupy. Rental income for the six months ended June 30, 2016 and 2015 was $155,000 and $154,000, respectively. Aggregate future minimum rentals to be received under non-cancelable leases at June 30, 2016 were $981,000 through 2023.

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

(In thousands)	Actual		Minimum Capital Required Under Basel III Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Total Capital (to Risk Weighted Assets)	$29,284	16.88%	$14,963	8.625%	$17,348	10.00%

Tier 1 Capital (to Risk Weighted Assets)	27,606	15.91	11,493	6.625	13,879	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	27,606	15.91	8,891	5.125	11,276	6.50

Tier 1 Capital (to Average Assets)	27,606	13.92	7,936	4.00	9,920	5.00

As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$27,813	18.33%	$12,139	8.00%	$15,173	10.00%

Tier 1 Capital (to Risk Weighted Assets)	26,249	17.30	9,104	6.00	12,139	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	26,249	17.30	6,828	4.50	9,863	6.50

Tier 1 Capital (to Average Assets)	26,249	15.02	6,994	4.00	8,742	5.00

As of June 30, 2016, capital levels for the Bank exceeded the minimum requirements, including the capital conservation buffer, under the Basel III capital rules on a fully phased-in basis, as well as the minimum levels necessary to be considered “well capitalized.”

Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At June 30, 2016, approximately $7.9 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status.

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2016	December 31, 2015
ASSETS

Cash and due from banks	$784	$770
Accounts receivable	72	61
Investment in subsidiary	27,895	26,379

Total assets	$28,751	$27,210

LIABILITIES AND CAPITAL

Accounts payable	18	-

Capital	28,733	27,210

Total liabilities and capital	$28,751	$27,210

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Equity in income from subsidiary	$628	$1,039	$1,436	$1,779

Noninterest expense:
Professional and administrative	61	37	66	50
Stock based compensation	122	65	148	72
Total non-interest expenses	183	102	214	122
Income before income taxes	445	937	1,222	1,657
Income tax benefit	(62)	(42)	(73)	(49)
Net Income	$507	$979	$1,295	$1,706

T BANCSHARES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net Income	$507	$979	$1,295	$1,706
Other comprehensive income:
Net unrealized gain (loss) on investment securities available-for-sale, before tax effect	45	(79)	121	27
Tax effect	15	(27)	41	9
Other comprehensive income (loss)	30	(52)	80	18
Comprehensive income	$537	$927	$1,375	$1,724

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$1,295	$1,706
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of Bank	(1,436)	(1,779)
Stock based compensation	148	72
Net change in other assets	(11)	(12)
Net change in other liabilities	18	(28)
Net cash provided by (used in) operating activities	14	(41)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net change in cash and cash equivalents	14	(41)
Cash and cash equivalents at beginning of period	770	863

Cash and cash equivalents at end of period	$784	$822

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2016
Securities available for sale:
U.S. government agencies	$-	$9,503	$-	$9,503
Mortgage-backed securities	-	3,126	-	3,126

As of December 31, 2015
Securities available for sale:
U.S. government agencies	$-	$9,162	$-	$9,162
Mortgage-backed securities	-	3,290	-	3,290

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2015 to June 30, 2016, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At June 30, 2016, impaired loans with a carrying value of $360,000 were reduced by specific valuation allowances totaling $22,000, resulting in a net fair value of $338,000 based on Level 3 inputs. At December 31, 2015, impaired loans with a carrying value of $678,000 were reduced by specific valuation allowances totaling $26,000 resulting in a net fair value of $652,000, based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk.

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

The significant unobservable inputs (Level 3) used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, the cash flow discounts ranged from 1% to 44% for two cash flow impaired loans.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned (“OREO”) which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of OREO on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, was re-measured using Level 2 inputs based on observable market data. Estimated fair value of OREO is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. For the six months ended June 30, 2016 and 2015, there were no re-measurements of OREO.

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

In connection with the sale of $9.1 million in SBA guaranteed loans during the six months ended June 30, 2016, the Company added a servicing asset of $277,000 and amortized $207,000 using the amortization method for the treatment of servicing. SBA and USDA loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. For the asset recorded during the six months ended June 30, 2016, the discount rate ranged from 7.3% to 8.6% and the combined prepayment and default rate ranged from 8.4% to 8.5%.

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	June 30, 2016
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$9,801	$9,801
Level 2 inputs:
Securities available for sale	12,629	12,629
Securities, restricted	1,051	1,051
Loans held for sale	13,789	15,096
Loans, net	148,746	149,197
Accrued interest receivable	673	673
Level 3 inputs:
Securities held to maturity	9,790	9,790
Servicing asset	1,588	1,588
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	26,937	26,937
Level 2 inputs:
Interest bearing deposits	142,533	139,361
Borrowed funds	6,000	6,000
Accrued interest payable	44	44

	December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$8,710	$8,710
Level 2 inputs:
Securities available for sale	12,452	12,452
Securities, restricted	1,046	1,046
Loans held for sale	6,365	6,925
Loans, net	137,648	138,419
Accrued interest receivable	504	504
Receivable for sold loans	1,972	1,972
Level 3 inputs:
Servicing asset	1,518	1,518
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	24,138	24,908
Level 2 inputs:
Interest bearing deposits	112,897	112,141
Borrowed funds	10,000	10,000
Accrued interest payable	24	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents our consolidated financial condition as of June 30, 2016 and December 31, 2015, and our consolidated results of operations for the three and six months ended June 30, 2016 and 2015. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations

Key Performance Indicators at June 30, 2016

The following were key indicators of our performance and results of operations for the three and six months ended June 30, 2016:

•	total assets were $206.9 million at the end of the second quarter of 2016, representing an increase of $30.0 million, or 17.0%, from $176.9 million at the end of 2015;

•
total loans held for investment, net of allowance for loan losses and deferred loan costs, increased $11.1 million, or 7.5%, to $148.7 million at the end of the second quarter of 2016, compared to $137.6 million at the end of 2015;

•
total loans held for sale, which consists primarily of the guaranteed portion of SBA 7(a) loans, increased $7.4 million, or 53.6%, to $13.8 million at the end of the second quarter of 2016, compared to $6.4 million at the end of 2015;

•	total deposits increased $32.5 million, or 23.7%, to $169.5 million at the end of the second quarter of 2016, compared to $137.0 million at the end of 2015;
•
net income was $507,000 for the three months ended June 30, 2016, compared to $979,000 for the same period in the prior year. The Company recognized income tax expense of $280,000 for the three months ended June 30, 2016, compared to $430,000 for the same period in the prior year. Net income was $1.3 million for the six months ended June 30, 2016, compared to $1.7 million for the same period in the prior year. The Company recognized income tax expense of $705,000 for the six months ended June 30, 2016, compared to $815,000 for the same period in 2015;

•
return on average assets was 1.02% and 1.35% for the three and six months ended June 30, 2016, respectively, compared to 2.29% and 2.04%, respectively, for the same periods in 2015. Return on average equity was 7.33% and 9.52% for the three and six months ended June 30, 2016, respectively, compared to 16.28% and 14.47% for the same periods in 2015;

•
total revenue was $6.0 million for the three months ended June 30, 2016, unchanged for the same period in the prior year, and increased $198,000, or 1.7%, to $11.8 million for the six months ended June 30, 2016, compared to $11.6 million for the same period in the prior year;

•	tier 1 capital to average assets and total capital ratios for the Bank at June 30, 2016 were 13.92% and 16.88%, respectively, compared to 15.02% and 18.33%, respectively, at December 31, 2015; and

•	the book value of our stock increased to $7.09 at June 30, 2016, compared to $6.74 at December 31, 2015.

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

The Federal Reserve Board influences the general market rates of interest, including deposit and loan rates offered by financial institutions.  The Federal Funds rate, which is the cost to banks of immediately available overnight funds, was raised in December 2015 from 0.25% to 0.50%, and has remained at that rate through the first half of 2016.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three and six months ended June 30, 2016 and 2015.

 FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Three Months Ended June 30,
	2016			2015
(In thousands, except percentages and per share data)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets
Loans, net of unearned discount(1)	$161,388	$2,229	5.54%	$145,097	$1,995	5.52%
Interest-bearing deposits and federal funds sold	7,755	11	0.57%	6,963	4	0.25%
Securities	19,854	173	3.50%	9,751	55	2.25%
Total earning assets	188,997	2,413	5.12%	161,811	2,054	5.09%
Cash and other assets	11,067			10,955
Allowance for loan losses	(1,692)			(1,694)
Total assets	$198,372			$171,072

Interest-bearing liabilities
NOW accounts	$6,598	5	0.30%	$5,562	4	0.30%
Money market accounts	36,564	44	0.48%	36,792	45	0.49%
Savings accounts	5,720	6	0.42%	4,538	6	0.50%
Time deposits $100,000 and over	84,452	228	1.08%	66,613	155	0.93%
Time deposits under $100,000	3,818	9	0.95%	3,747	10	1.08%
Total interest-bearing deposits	137,152	292	0.85%	117,252	220	0.75%
Borrowed funds	4,538	7	0.62%	3,297	1	0.15%
Total interest-bearing liabilities	141,690	299	0.85%	120,549	221	0.74%
Non-interest-bearing deposits	27,195			24,889
Other liabilities	1,819			1,582
Shareholders’ equity	27,668			24,052
Total liabilities and shareholders’ equity	$198,372			$171,072

Net interest income		2,114			1,833
Net interest spread			4.27%			4.36%
Net interest margin			4.49%			4.54%

Provision for loan loss		319			-
Non-interest income		3,593			3,929
Non-interest expense		4,601			4,353
Income before income taxes		787			1,409
Income taxes expense		280			430
Net income		$507			$979

Earnings per share		$0.13			$0.24
Return on average equity		7.33%			16.28%
Return on average assets		1.02%			2.29%
Equity to assets ratio		13.95%			14.06%

(1)	Includes nonaccrual loans

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates

	Six Months Ended June 30,
	2016			2015
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets
Loans, net of unearned discount(1)	$157,833	$4,426	5.65%	$141,765	$4,011	5.71%
Interest-bearing deposits and federal funds sold	8,267	21	0.51%	6,580	8	0.25%
Securities	16,588	252	3.06%	9,728	116	2.40%
Total earning assets	182,688	4,699	5.19%	158,073	4,135	5.28%
Cash and other assets	11,002			10,972
Allowance for loan losses	(1,631)			(1,695)
Total assets	$192,059			$167,350

Interest-bearing liabilities
NOW accounts	$6,401	9	0.28%	$5,480	8	0.29%
Money market accounts	35,182	85	0.49%	35,397	87	0.50%
Savings accounts	5,566	13	0.47%	4,099	10	0.49%
Time deposits $100,000 and over	81,931	433	1.07%	64,566	295	0.92%
Time deposits under $100,000	3,917	19	0.98%	3,824	20	1.05%
Total interest-bearing deposits	132,997	559	0.85%	113,366	420	0.75%
Borrowed funds	3,758	10	0.54%	4,862	4	0.17%
Total interest-bearing liabilities	136,755	569	0.84%	118,228	424	0.72%
Non-interest-bearing deposits	26,217			23,715
Other liabilities	1,874			1,835
Shareholders’ equity	27,213			23,572
Total liabilities and shareholders’ equity	$192,059			$167,350

Net interest income		4,130			3,711
Net interest spread			4.35%			4.55%
Net interest margin			4.56%			4.73%

Provision for loan loss		444			-
Non-interest income		7,143			7,509
Non-interest expense		8,829			8,699
Income before income taxes		2,000			2,521
Income taxes expense		705			815
Net income		$1,295			$1,706

Earnings per share		$0.32			$0.42
Return on average equity		9.52%			14.47%
Return on average assets		1.35%			2.04%
Equity to assets ratio		14.17%			14.09%

(1)	Includes nonaccrual loans

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

	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
	Increase (Decrease) Due to Change in
(In thousands)	Yield/ Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$6	$1	$7
Securities	30	88	118
Loans, net of unearned discount (1)	9	225	234
Total earning assets	45	314	359

NOW	-	1	1
Money market	(1)	-	(1)
Savings	(1)	1	-
Time deposits $100,000 and over	25	48	73
Time deposits under $100,000	(1)	-	(1)
Borrowed funds	4	2	6
Total interest-bearing liabilities	26	52	78

Changes in net interest income	$19	$262	$281

(1)	Average loans include non-accrual.

Net interest income for the three months ended June 30, 2016 increased $281,000, or 15.3%, compared to the same period in the prior year. The increase was primarily due to an increase in the average volume of interest-earning assets. Net interest margin decreased 5 basis points from 4.54% during the three months ended June 30, 2015 to 4.49% during the three months ended June 30, 2016. The decrease in net interest margin was primarily the result of an increase in the average cost of time deposits, offset by an increase in the average yield on securities.

Total interest income for the three months ended June 30, 2016 increased $359,000, or17.5%, compared to the same period in the prior year. Average interest-earning asset volume increased $27.2 million, or 16.8%, to $189.0 million for the three months ended June 30, 2016, compared to $161.8 million for the same period in the prior year. The average volume of loans increased $16.3 million to $161.4 million for the three months ended June 30, 2016, compared to $145.1 million for the same period in the prior year. The average yield on securities was 3.50% during the three months ended June 30, 2016 compared to 2.25% for the same period in the prior year. The increase was related to the purchase of $9.8 million PACE securities with average yield of 6.70% during the second quarter of 2016. The average volume of securities increased $10.1 million to $19.9 million for the three months ended June 30, 2016, compared to $9.8 million for the same period in the prior year.

Total interest expense for the three months ended June 30, 2016 increased $78,000, or 35.3%, compared to the same period in the prior year. The average cost of interest-bearing liabilities increased 11 basis points to 0.85% for the three months ended June 30, 2016, compared to 0.74% for the same period in the prior year, the result of the interest-bearing liabilities repricing in a slightly higher interest rate environment. The average volume of interest-bearing liabilities increased $21.2 million to $141.7 million for the three months ended June 30, 2016, compared to $120.5 million for the same period in the prior year. The average interest-bearing deposits increased $19.9 million to $137.2 million for the three months ended June 30, 2016, compared to $117.3 million for the same period in the prior year. The average borrowed funds increased $1.2 million to $4.5 million for the three months ended June 30, 2016, compared to $3.3 million for the same period in the prior year.

	Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
	Increase (Decrease) Due to Change in
(In thousands)	Yield/ Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$9	$4	$13
Securities	32	104	136
Loans, net of unearned discount (1)	(36)	451	415
Total earning assets	5	559	564

NOW	-	1	1
Money market	(1)	(1)	(2)
Savings	-	3	3
Time deposits $100,000 and over	46	92	138
Time deposits under $100,000	(1)	-	(1)
Borrowed funds	9	(3)	6
Total interest-bearing liabilities	53	92	145

Changes in net interest income	$(48)	$467	$419

(1)	Average loans include non-accrual.

Net interest income for the six months ended June 30, 2016 increased $419,000, or 11.3%, compared to the same period in the prior year. The increase was due to an increase in the average volume of interest-earning assets, partially offset by an increase in the average volume of interest-bearing liabilities and an increase in the average cost of interest-bearing liabilities. Net interest margin decreased 17 basis points from 4.73% during the six months ended June 30, 2015 to 4.56% during the six months ended June 30, 2016.

Total interest income for the six months ended June 30, 2016 increased $564,000, or 13.6%, compared to the same period in the prior year. Average interest-earning asset volume increased $24.6 million, or 15.6%, to $182.7 million for the six months ended June 30, 2016, compared to $158.1 million for the same period in the prior year. The increase included an increase in the loan portfolio of $16.1 million and an increase in the securities of $6.9 million. The average interest yield of earning assets decreased 9 basis points to 5.19% for the six months ended June 30, 2016, compared to 5.28% for the same period in the prior year. The average yield on loans decreased 6 basis points to 5.65% during the six months ended June 30, 2016, compared to 5.71% for the same period in the prior year. The average yield on securities increased 66 basis points to 3.06% during the six months ended June 30, 2016, compared to 2.40% for the same period in the prior year. The increase was related to the purchase of the PACE securities during the second quarter of 2016 which is referenced above.

Total interest expense for the six months ended June 30, 2016 increased $145,000, or 34.2%, compared to the same period in the prior year. The average cost of interest-bearing liabilities increased 12 basis points to 0.84% for the six months ended June 30, 2016, compared to 0.72% for the same period in the prior year, the result of the interest-bearing liabilities repricing in a slightly higher interest rate environment. Average volume of interest-bearing liabilities increased $18.6 million to $136.8 million for the six months ended June 30, 2016, compared to $118.2 million for the same period in the prior year. Average interest-bearing deposits increased $19.6 million to $133.0 million for the six months ended June 30, 2016, compared to $113.4 million for the same period in the prior year. Average borrowed funds decreased $1.1 million to $3.8 million for the six months ended June 30, 2016, compared to $4.9 million for the same period in the prior year.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The Company recorded a provision for loan losses of $319,000 and $444,000 for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2016, we had one loan charge-off of $344,000, and recoveries of $9,000 and $14,000, respectively.

We did not record a provision for loan losses for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2015, we had one loan charge-off of $141,000, and recoveries of $6,000 and $9,000, respectively

Non-interest Income

The components of non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Trust income	$3,081	$3,102	$5,959	$6,129
Gain on sale of loans	342	624	839	984
Loan servicing fees, net	77	109	158	208
Service fees and other income	16	17	32	34
Rental income	77	77	155	154
	$3,593	$3,929	$7,143	$7,509

Non-interest income for the three months ended June 30, 2016 decreased $336,000, or 8.6%, compared to the same period in the prior year. The decrease was primarily due to a decrease in gain on sale of loans.  Non-interest income for the six months ended June 30, 2016 decreased $366,000, or 4.9%, compared to the same period in the prior year. The decrease was due to a decrease in trust income, gain on sale of loans and loan servicing income.

Trust income is earned on the value of managed and non-managed assets held in custody. For the three and six months ended June 30, 2016, trust income decreased $21,000, or 0.7%, and $170,000, or 2.8%, respectively, compared to the same periods in the prior year. The decrease was a result of lower market values of assets in trust accounts during 2016.

Gain on sale of loans decreased $282,000, or 45.2% and $145,000, or 14.7%, for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, which was a result of a lower volume of loans sold during the current year.

Loan servicing fees, net of servicing asset amortization, decreased $32,000, or 29.4%, and $50,000, or 24.0%, respectively, for the three and six months ended June 30, 2015, compared to the same periods in the prior year. The decrease was related to the payoff of two SBA loans resulting in their remaining unamortized serving asset balances being recorded in the income statement for $56,000 and $138,000 for the three and six months ended June 30, 2016, respectively.  The decrease was offset by an increase in loan servicing fees related to a higher volume of loans being serviced during 2016.

Service fees and other income for the three months and six months ended June 30, 2016 decreased $1,000, or 5.9% and $2,000, or 5.9%, respectively, compared to the same periods in the prior year.

Rental income for the three months ended June 30, 2016 was unchanged from the same period in the prior year, and for the six months ended June 30, 2016, increased $1,000, or 0.6%, compared to the same period in the prior year.

Non-interest Expense

The components of non-interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Salaries and employee benefits	$1,401	$1,146	$2,601	$2,360
Occupancy and equipment	209	209	432	419
Trust expenses	2,470	2,491	4,760	4,913
Professional fees	127	124	231	212
Data processing	230	212	439	418
Other	164	171	366	377
	$4,601	$4,353	$8,829	$8,699

Non-interest expense for the three and six months ended June 30, 2016 increased $248,000, or 5.7%, and $130,000, or 1.5%, respectively, compared to the same periods in the prior year.

Salaries and employee benefits for the three and six months ended June 30, 2016 increased $255,000, or 22.3%, and $241,000, or 10.2%, respectively, compared to the same periods in the prior year. The increase was due to an increase in the number of employees in the loan production area, increases in incentive bonuses, annual merit increases and rate increases for health insurance.

Occupancy and equipment expenses for the three months ended June 30, 2016 was unchanged from the same period in the prior year, and for the six months ended June 30, 2016, increased $13,000, or 3.1%, compared to the same period in the prior year. The increase was primarily due to an increase in real estate taxes.

Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. For the three and six months ended June 30, 2016, trust expenses decreased $21,000, or 0.8%, and $153,000, or 3.1%, respectively, compared to the same periods in the prior year. The decrease was a result of lower market values of assets in trust accounts during 2016.

Professional fees for the three and six months ended June 30, 2016 increased $3,000, or 2.4%, and $19,000, or 9.0%, respectively, compared to the same periods in the prior year. The increase was due to an increases in legal, audit, and consulting fees.

Data processing fees for the three and six months ended June 30, 2016 increased $18,000, or 8.5%, and $21,000, or 5.0%, respectively, compared to the same periods in the prior year. The increase was related to monthly fees pertaining to enhancements to the Company’s internet customer platform and trust processing fees.

Other expenses for the three and six months ended June 30, 2016 decreased $7,000, or 4.1%, and $11,000, or 2.9%, respectively, compared to the same periods in the prior year. The decrease was due to decreases in donations expense and employee recruiting expense related to loan production personnel.

Income Taxes

The Company recognized income tax expense of $280,000 and $705,000, for an effective income tax rate of 35.6% and 35.3%, respectively, for the three and six months ended June 30, 2016, compared to $430,000 and $815,000, for an effective income tax rate of 30.5% and 32.3%, respectively, for the same periods in the prior year. The increase in the effective tax rate was related to a $40,000 benefit adjustment for 2014 taxes which was recognized during the second quarter of 2015, resulting in a lower effective income tax rate for the three and six months ended June 30, 2015.

Financial Condition

Our total assets as of June 30, 2016 increased $30.0 million to $206.9 million, compared to $176.1 million as of December 31, 2015, primarily as a result of an increase in total loans and other investments. Net loans held for investment increased $11.1 million, or 8.1%, to $148.7 million as of June 30, 2016, compared to $137.6 million as of December 31, 2015. Loan held for sale increased $7.4 million, or 115.6%, to $13.8 million, compared to $6.4 million as of December 31, 2015. During the second quarter of 2016, the Company purchased $9.8 million of other investments held at cost. At December 31, 2015, the Company had no investments held at cost. Total deposits increased $32.5 million, or 23.7%, to $169.5 million as of June 30, 2016, compared to $137.0 million as of December 31, 2015. Shareholders’ equity increased $1.5 million, or 5.5%, to $28.7 million as of June 30, 2016, compared to $27.2 million as of December 31, 2015.

Cash and Due From Banks

Cash and due from banks increased $558,000 to $2.2 million as of June 30, 2016, compared to $1.6 million as of December 31, 2015. The increase is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits increased $470,000 to $7.2 million as of June 30, 2016, compared to $6.7 million as of December 31, 2015. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of June 30, 2016 and December 31, 2015, the Company held Federal Reserve Bank of Dallas stock of $570,000, and Federal Home Loan Bank of Dallas stock of $481,000 and $476,000, respectively. As of June 30, 2016 and December 31, 2015, we had government agency securities with amortized cost of $9.4 million and $9.2 million, respectively, and fair value of $9.5 million and $9.2 million, respectively. As of June 30, 2016 and December 31, 2015, we had mortgage-backed securities with amortized cost of $3.1 million and $3.3 million, respectively, and fair value of $3.1 million and $3.3 million, respectively.

At June 30, 2016 and December 31, 2015, securities with fair value of $11.1 million and $10.8 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with fair value of $917,000 and $982,000, respectively, were pledged against trust deposit balances held at the Bank. One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at June 30, 2016 and December 31, 2015 with a fair value of $637,000 and $699,000, respectively.

At June 30, 2016, the Company held $9.79 million in Property Assessed Clean Energy (“PACE”) investments. These investments contracts or bonds located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements such as solar panels to the property improvements. Generally, as a property assessment, the total assessment is repaid in installments over a period of 10 to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Each assessment is equal in priority to the other property taxes and assessments associated with the property, including local school, city, and county ad-valorem taxes. Each PACE investment has a set repayment period. Based on the purchase price of the investments, the expected weighted average yield on the investments is 6.7%.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(In thousands)	June 30, 2016	December 31, 2015
Commercial and industrial	$76,672	$71,562
Consumer installment	3,883	2,049
Real estate – residential	6,387	6,851
Real estate – commercial	18,480	16,736
Real estate – construction and land	9,705	10,322
SBA:
SBA 7(a) unguaranteed portion	27,286	22,596
SBA 504	6,284	6,349
USDA	2,765	2,787
Other	242	1,542
Gross Loans	151,704	140,794
Less:
Allowance for loan losses	1,678	1,564
Deferred loan costs	(592)	(292)
Discount on loans	1,872	1,874
Net loans	$148,746	$137,648

As of June 30, 2016 and December 31, 2015, total loans held for investment were $148.7 million and $137.6 million, respectively. Total loans, net of deferred fees, discount and reserves as a percentage of total assets were 71.9% as of June 30, 2016 and 77.8% as of December 31, 2015.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of June 30, 2016 and December 31, 2015, commercial loans totaled $76.7 million and $71.6 million, respectively, representing approximately 50.6% and 50.9% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of June 30, 2016 and December 31, 2015, consumer loans totaled $3.9 million and $2.0 million, respectively, approximately 2.6% and 1.4%, respectively, of our total funded loans.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At June 30, 2016 and December 31, 2015, real estate loans totaled $34.6 million and $33.9 million, respectively, approximately 22.8% and 24.1% of our total loans, respectively.

Our SBA loan portfolio consists of loans guaranteed by the Small Business Administration (“SBA 7(a)”) and conventional loans promulgated under the SBA’s 504 loan program which serve the small business community. The SBA 7(a) loans are generally guaranteed by the SBA up to 75% of the principal balance. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. The Company records the guaranteed portion of the loans as held for sale. As of June 30, 2016 and December 31, 2015, SBA loans held for investment totaled $33.6 million and $28.9 million, respectively, representing approximately 22.1% and 20.5% of our total funded loans, respectively.

Our USDA loan portfolio consists of loans guaranteed by the USDA which serves rural areas. USDA loans are guaranteed up to 90% of the principal balance. As of June 30, 2016 and December 31, 2015, USDA loans held for investment totaled $2.8 million, representing approximately 1.9% and 2.0% of our total funded loans, respectively.

The Company generally does not make loans secured by collateral related to the oil and gas industry sector. As of June 30, 2016, the Company had no loans to any business whose principal activity is directly in, or closely related to, the oil and gas industry, except one such loan which is fully secured by cash collateral.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of June 30, 2016, our commercial loan and real estate loan portfolio included $66.7 million of loans, approximately 44.0% of our total funded loans, to dental professionals. These loans were made to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of June 30, 2016:

	As of June 30, 2016
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$9,213	$9,487	$25,935	$32,037	$-	$76,672
Consumer installment	1,082	2,257	-	544	-	3,883
Real estate – residential	2,155	3,821	314	97	-	6,387
Real estate – commercial	2,938	2,112	4,195	5,974	3,261	18,480
Real estate – construction and land	5,850	347	725	2,783	-	9,705
SBA 7(a) unguaranteed portion	26,485	-	372	429	-	27,286
SBA 504	6,284	-	-	-	-	6,284
USDA	1,793	-	972	-	-	2,765
Other	242	-	-	-	-	242
Total	$56,042	$18,024	$32,513	$41,864	$3,261	$151,704

Non-performing Assets and Restructured Loans

Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of June 30, 2016, we had no loans 90 days or more past due and still accruing interest and $60,000 in loans on non-accrual status. At December 31, 2015, we had no loans 90 days or more past due and still accruing interest and $443,000 in loans on non-accrual status, net of SBA guaranteed portion of $477,000. There was no OREO at June 30, 2016 and December 31, 2015. Total non-performing assets, net of SBA guaranteed portion, as of June 30, 2016 were $60,000, compared to $443,000 as of December 31, 2015.

During the second quarter of 2015, the Company repurchased the guaranteed portion of a defaulted SBA loan with a balance of $477,000.  During the second quarter of 2016, the Company received proceeds from SBA to pay off the balance.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the non-performing asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “pass-watch” are those loans that have been determined to require enhanced monitoring for potential weaknesses which require further investigation. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on non-accrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At June 30, 2016, the Company had $314,000 in pass-watch loans, $764,000 in special mention loans, $397,000 in substandard loans and no doubtful loans. At December 31, 2015, the Company had no pass-watch loans, $1.1 million in special mention loans, $1.3 million in substandard loans and no doubtful loans.

The following table sets forth certain information regarding non-accrual loans by type, loans past due 90 days and accruing, OREO and restructured loans accruing as of the dates indicated.

	June 30, 2016		December 31, 2015
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Commercial and industrial	$60	0.03%	$443	0.25%
SBA	-	-	477	0.27
Total non-accrual loans	$60	0.03%	$920	0.52%
SBA guaranteed portion	-	-	(477)	(0.27)
Total non-accrual loans, net	60	0.03	443	0.25
Loans past due 90 days and accruing	-	-	-	-
Foreclosed assets	-	-	-	-
Total non-performing assets	$60	0.03%	$443	0.25%
Restructured loans on non-accrual	$14	0.01%	$381	0.22%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $15,000 and $48,000 during the six months ended June 30, 2016 and 2015, respectively. Interest not recognized on impaired loans during the three and six months ended June 30, 2016 and 2015 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.7 million, or 1.1% of total funded loans at June 30, 2016, and $1.6 million, or 1.14% of total funded loans at December 31, 2015. We recorded a provision for loan losses of $444,000 for the six months ended June 30, 2016. We did not record a provision for loan losses for the six months ended June 30, 2015.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had one commercial and industrial loan charge-off of $344,000, and recoveries of $14,000 during the six months ended June 30, 2016. We had one SBA loan charge-off of $141,000, and recoveries of $9,000 during the six months ended June 30, 2015.

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

(In thousands, except percentages)	June 30, 2016		December 31, 2015
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$961	50.5%	$878	50.8%
Consumer installment	20	2.6	26	1.5
Real estate – residential	81	4.2	86	4.9
Real estate – commercial	234	12.2	210	11.9
Real estate – construction and land	124	6.4	130	7.3
SBA	255	22.1	214	20.5
USDA	-	1.8	-	2.0
Other	3	0.2	20	1.1
Total allowance for loan losses	$1,678	100.0%	$1,564	100.0%

Deposits

Deposits are our primary source of funding. Total deposits at June 30, 2016 and December 31, 2015 were $169.5 million and $137.0 million, respectively. Total average deposits increased $22.1 million for the six months ended June 30, 2016, to $159.2 million, compared to $137.1 million for the six months ended June 30, 2015.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended June 30, 2016 and 2015:

	For the six months ended June 30,
	2016			2015
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$26,217	16.5%	0.00%	$23,715	17.3%	0.00%
NOW accounts	6,401	4.0	0.28	5,480	4.0	0.29
Money market accounts	35,182	22.1	0.49	35,397	25.8	0.50
Savings accounts	5,566	3.5	0.47	4,099	3.0	0.49
Time deposits $100,000 and over	81,931	51.5	1.07	64,566	47.1	0.92
Time deposits under $100,000	3,917	2.4	0.98	3,824	2.8	1.05
Total deposits	$159,214	100.00%	0.71%	$137,081	100.00%	0.62%

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(In thousands)	June 30, 2016	December 31, 2015
Three months or less	$13,271	$18,884
Over three months through six months	17,357	6,763
Over six months through twelve months	32,730	19,967
Over twelve months	26,544	20,924
Total	$89,902	$66,538

Shareholders’ Equity

As of June 30, 2016, shareholders’ equity increased to $28.7 million from $27.2 million as of December 31, 2015. The increase was due to comprehensive income of $1.4 million and stock-related compensation of $148,000 for the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank had any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at June 30, 2016.

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

In addition, the rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums, as set forth in the table below. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk weighted assets. As of June 30, 2016, the Bank was “well capitalized” under the Basel III regulatory framework.

(In thousands)	Actual		Minimum Capital Required Under Basel III Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Total Capital (to Risk Weighted Assets)	$29,284	16.88%	$14,963	8.625%	$17,348	10.00%

Tier 1 Capital (to Risk Weighted Assets)	27,606	15.91	11,493	6.625	13,879	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	27,606	15.91	8,891	5.125	11,276	6.50

Tier 1 Capital (to Average Assets)	27,606	13.92	7,936	4.00	9,920	5.00

As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$27,813	18.33%	$12,139	8.00%	$15,173	10.00%

Tier 1 Capital (to Risk Weighted Assets)	26,249	17.30	9,104	6.00	12,139	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	26,249	17.30	6,828	4.50	9,863	6.50

Tier 1 Capital (to Average Assets)	26,249	15.02	6,994	4.00	8,742	5.00

Liquidity Management

At June 30, 2016, the Company (excluding the Bank) had approximately $784,000 in cash. These funds can be used for Company operations, investment, for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company is dividends paid by the Bank. Banking regulations limit the amount of dividends that may be paid. See Note 15 – Regulatory Matters to the financial statements included elsewhere in this report regarding dividends available for declaration.

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

At June 30, 2016, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $21.7 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $65.5 million at June 30, 2016.

The Bank’s significant contractual obligations and other potential funding needs at June 30, 2016 consist of:

	As of June 30, 2016
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$41	$-	$-	$-

Time deposits	$65,485	$27,438	$812	$-

As of June 30, 2016, the Company had cash and cash equivalents of $9.8 million, or 4.7% of total assets, and loans held for sale of $13.8 million, or 6.7% of total assets. Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of June 30, 2016, the Bank’s borrowing capacity with the Federal Home Loan Bank of Dallas was $21.2 million, or 10.3% of assets, of which $6.0 million was utilized at June 30, 2016. The Bank’s borrowing capacity with the Federal Reserve Bank of Dallas was also $19.1 million, or 9.2% of assets, none of which was utilized at June 30, 2016.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of June 30, 2016, the loan to deposit ratio was 87.7%. Through our trust department, we serve as trustee or custodian for $38.0 million in cash deposits held at BlackRock, Inc. in a money market fund. As of June 30, 2016, approximately $26.0 million could be held at the Bank in deposit accounts fully insured by the FDIC. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 29.1% of total assets as of June 30, 2016. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

T BANCSHARES, INC.

Date: August 15, 2016	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer