Form 10-Q
period 2016-09-30
T Bancshares, Inc.
filed 2016-11-14
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock as of November 10, 2016 was 4,051,657 shares.

T BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
(In thousands, except share amounts)	(unaudited)
ASSETS
Cash and due from banks	$1,371	$1,592
Interest-bearing deposits	12,256	6,687
Federal funds sold	72	431
Total cash and cash equivalents	13,699	8,710
Securities available for sale at estimated fair value	12,367	12,452
Securities held to maturity	9,689	-
Securities, restricted at cost	1,051	1,046
Loans held for sale	10,365	6,365
Loans, net of allowance for loan losses of $1,693 and $1,564 respectively	154,346	137,648
Bank premises and equipment, net	4,544	4,497
Deferred tax assets, net	570	527
Receivable for loans sold	471	1,972
Other assets	3,969	3,712
Total assets	$211,071	$176,929

LIABILITIES
Demand deposits:
Noninterest-bearing	$30,340	$24,138
Interest-bearing	54,998	42,292
Time deposits $100,000 and over	82,518	66,538
Time deposits under $100,000	3,970	4,067
Total deposits	171,826	137,035
Borrowed funds	7,000	10,000
Other liabilities	1,995	2,684
Total liabilities	180,821	149,719

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 10,000,000 shares authorized; 4,051,657 and 4,037,907 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	40	40
Additional paid-in capital	22,935	22,762
Retained earnings	7,215	4,398
Accumulated other comprehensive income	60	10
Total shareholders’ equity	30,250	27,210
Total liabilities and shareholders’ equity	$211,071	$176,929

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Interest Income
Loan, including fees	$2,482	$2,013	$6,908	$6,024
Securities	233	58	486	174
Federal funds sold	9	-	29	1
Interest-bearing deposits	1	5	2	12
Total interest income	2,725	2,076	7,425	6,211
Interest Expense
Deposits	311	226	870	646
Borrowed funds	9	-	19	4
Total interest expense	320	226	889	650
Net interest income	2,405	1,850	6,536	5,561
Provision for loan losses	-	-	444	-
Net interest income after provision for loan losses	2,405	1,850	6,092	5,561
Non-interest Income
Trust income	2,054	3,017	8,014	9,146
Gain on sale of loans	1,275	568	2,114	1,552
Loan servicing fees, net	86	113	244	321
Service fees and other income	22	18	54	51
Rental income	81	77	235	232
Loss on sale of securities	-	(1)	-	(1)
Total non-interest income	3,518	3,792	10,661	11,301
Non-interest Expense
Salaries and employee benefits	1,414	1,099	4,015	3,459
Occupancy and equipment	219	212	652	632
Trust expenses	1,451	2,426	6,212	7,339
Professional fees	104	106	335	318
Data processing	238	215	676	632
Other	177	218	543	595
Total non-interest expense	3,603	4,276	12,433	12,975
Income before Income Taxes	2,320	1,366	4,320	3,887
Income tax expense	798	483	1,503	1,298
Net Income	$1,522	$883	$2,817	$2,589

Earnings per common share:
Basic	0.38	0.22	0.70	0.64
Diluted	0.37	0.22	0.69	0.64

Weighted average common shares outstanding	4,051,657	4,037,907	4,042,925	4,032,824
Weighted average diluted shares outstanding	4,067,746	4,047,671	4,057,676	4,042,578

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net Income	$1,522	$883	$2,817	$2,589
Other comprehensive income (loss):
Net unrealized gain (loss) on investment securities available-for-sale, before tax effect	(45)	84	76	111
Reclassification adjustment for loss on sale included in income	-	1	-	1
Other comprehensive income (loss), before tax effect	(45)	85	76	112
Tax effect	(15)	29	26	38
Other comprehensive income (loss)	(30)	56	50	74
Comprehensive income	$1,492	$939	$2,867	$2,663

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2015	$40	$22,664	$1,105	$(12)	$23,797

Net income - YTD	-	-	2,589	-	2,589
Other comprehensive income	-	-	-	74	74
Issuance of 7,975 shares in connection with the directors’ common stock plan	-	58	-	-	58
Stock based compensation	-	21	-	-	21
BALANCE, September 30, 2015	$40	$22,743	$3,694	$62	$26,539

BALANCE, January 1, 2016	$40	$22,762	$4,398	$10	$27,210

Net income – YTD	-	-	2,817	-	2,817
Other comprehensive income	-	-	-	50	50
Issuance of 13,750 shares in connection with the directors’ common stock plan	-	97	-	-	97
Stock based compensation	-	76	-	-	76
BALANCE, September 30, 2016	$40	$22,935	$7,215	$60	$30,250

See accompanying notes to consolidated financial statements

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$2,817	$2,589
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	444	-
Depreciation and amortization	161	169
Accretion of discount on loans	(122)	(109)
Securities premium amortization, net	21	15
Origination of loans held for sale	(29,534)	(15,054)
Proceeds from payments and sales of loans held for sale	27,016	18,360
Loss on sale of securities	-	1
Net gain on sale of loans	(2,114)	(1,552)
Stock based compensation	173	79
Receivable for sold loans	1,501	8,185
Deferred income taxes	(69)	266
Servicing asset amortization	305	93
Net change in:
Other assets	71	(298)
Other liabilities	(689)	(1,298)
Net cash (used in) provided by operating activities	(19)	11,446

Cash Flows from Investing Activities
Purchase of securities available for sale	(135,769)	(101,500)
Proceeds from sale of securities available for sale	-	100,000
Principal payments, calls and maturities of securities available for sale	135,917	709
Purchase of securities held to maturity	(9,914)	-
Principal payments of securities held to maturity	217	-
Purchase of securities, restricted	(2,670)	(4,504)
Proceeds from sale of securities, restricted	2,665	4,701
Net change in loans	(17,021)	(12,775)
Purchases of premises and equipment	(208)	(163)
Net cash used in investing activities	(26,783)	(13,532)

Cash Flows from Financing Activities
Net change in demand deposits	18,908	10,419
Net change in time deposits	15,883	3,893
Proceeds from borrowed funds	228,000	145,000
Repayment of borrowed funds	(231,000)	(155,000)
Net cash provided by financing activities	31,791	4,312

Net change in cash and cash equivalents	4,989	2,226
Cash and cash equivalents at beginning of period	8,710	6,932

Cash and cash equivalents at end of period	$13,699	$9,158

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$877	$645
Income taxes	$1,725	$2,020

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

The information included in this Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

NOTE 2. ADOPTION OF NEW ACCOUNTING POLICIES

Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for the Company on January 1, 2017; however, the Financial Accounting Standards Board (“FASB”) recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 to January 1, 2018. The Company is evaluating the potential impact of ASU 2016-02 on its financial statements.

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

Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. ASU 2016-2 will be effective on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the potential impact of ASU 2016-02 on its financial statements.

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

Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on our financial statements.

NOTE 3. SECURITIES

A summary of the amortized cost and fair value of securities is presented below.

	September 30, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,307	$82	$52	$9,337
Mortgage-backed securities	2,970	67	7	3,030
Total securities available for sale	$12,277	$149	$59	$12,367

Securities held to maturity:
Property assessed clean energy	$9,689	$-	$-	$9,689
Securities, restricted:
Other	$1,051	$-	$-	$1,051

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,155	$70	$63	$9,162
Mortgage-backed securities	3,284	30	24	3,290
Total securities available for sale	$12,439	$100	$87	$12,452

Securities, restricted:
Other	$1,046	$-	$-	$1,046

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or U.S. government-sponsored agencies. Securities, restricted consist of Federal Reserve Bank of Dallas stock and Federal Home Loan Bank of Dallas stock, which are carried at cost.

At September 30, 2016 and December 31, 2015, securities with market value of $10.9 million and $10.8 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas. At September 30, 2016 and December 31, 2015, securities with market values of $866,000 and $982,000, respectively, were pledged against trust deposit balances held at the Company’s insured depository subsidiary, T Bank, N.A. (the “Bank”). One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at September 30, 2016 and December 31, 2015, with a market value of $634,000 and $699,000, respectively. The Bank held Federal Reserve Bank of Dallas stock in the amount of $570,000 at September 30, 2016 and December 31, 2015. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $482,000 and $476,000 at September 30, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of securities at September 30, 2016 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage-backed securities and property assessed clean energy securities are shown separately since they are not due at a single maturity date.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	$1,024	$1,025	$371	$371
Due after five years through ten years	6,687	6,699	1,369	1,369
Due after ten years	1,596	1,613	7,949	7,949
Mortgage-backed securities	2,970	3,030	-	-
Total	$12,277	$12,367	$9,689	$9,689

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at September 30, 2016:

	Less than 12 months		12 months or longer		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities available for sale:
U.S. government agencies	$5,047	$49	$370	$3	$5,417	$52
Mortgage-backed securities	525	7	-	-	525	7
Total	$5,572	$56	$370	$3	$5,942	$59

NOTE 4. LOANS

Major classifications of loans held for investment are as follows:

(In thousands)	September 30, 2016	December 31, 2015
Commercial and industrial	$79,933	$71,562
Consumer installment	3,957	2,049
Real estate – residential	5,951	6,851
Real estate – commercial	18,983	16,736
Real estate – construction and land	9,360	10,322
SBA:
SBA 7(a) unguaranteed portion	27,988	22,596
SBA 504	8,560	6,349
USDA	2,755	2,787
Other	-	1,542
Gross Loans	157,487	140,794
Less:
Allowance for loan losses	1,693	1,564
Deferred loan costs, net of fees	(558)	(292)
Discount on loans	2,006	1,874
Net loans	$154,346	$137,648

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

During the three and nine months ended September 30, 2016, the Company originated $12.2 million and $29.0 million, respectively, of SBA and USDA loans. The guaranteed portions of the loans are recorded as loans held for sale.  The Company had $10.4 million and $6.4 million of SBA and USDA loans held for sale as of September 30, 2016 and December 31, 2015, respectively. During the third quarter of 2016, the Company sold $15.4 million of SBA loans, recognizing a gain on sale of loans of $1.3 million, and recorded a servicing asset at fair value of $357,000.

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

Small Business Administration Lending - The Company originates SBA loans that are sometimes sold into the secondary market. The Company continues to service these loans after sale and is required under the SBA programs to retain specified amounts of the loans it originates. The two primary SBA loan programs that the Company offers are the basic 7(a) Loan Guaranty (“7(a)”) program and the Certified Development Company (“CDC”), a Section 504 (“504”) program.

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

The Company generally does not make loans secured by collateral related to the oil and gas industry sector. As of September 30, 2016, the Company had no loans to any business whose principal activity is directly in, or closely related to, the oil and gas industry, except one such loan which is fully secured by cash collateral.

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

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015 is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
Three months ended:
September 30, 2016
Beginning Balance	$961	$20	$81	$234	$124	$255	$-	$3	$-	$1,678
Provision (credit) for loan losses	(27)	(1)	(10)	(9)	(12)	15	-	(3)	47	-
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	15	-	-	-	-	-	-	-	-	15
Net (charge-offs) recoveries	15	-	-	-	-	-	-	-	-	15
Ending balance	$949	$19	$71	$225	$112	$270	$-	$-	$47	$1,693

September 30, 2015
Beginning Balance	$979	$23	$86	$258	$101	$82	$-	$-	$34	$1,563
Provision (credit) for loan losses	(95)	6	(6)	(11)	(2)	135	-	7	(34)	-
Charge-offs	-	-	-	-	-	(18)	-	-	-	(18)
Recoveries	4	-	-	-	2	-	-	-	-	6
Net (charge-offs) recoveries	4	-	-	-	2	(18)	-	-	-	(12)
Ending balance	$888	$29	$80	$247	$101	$199	$-	$7	$-	$1,551

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
Nine months ended:
September 30, 2016
Beginning Balance	$878	$26	$86	$210	$130	$214	$-	$20	$-	$1,564
Provision (credit) for loan losses	396	(7)	(15)	15	(28)	56	-	(20)	47	444
Charge-offs	(344)	-	-	-	-	-	-	-	-	(344)
Recoveries	19	-	-	-	10	-	-	-	-	29
Net (charge-offs) recoveries	(325)	-	-	-	10	-	-	-	-	(315)
Ending balance	$949	$19	$71	$225	$112	$270	$-	$-	$47	$1,693

September 30, 2015
Beginning Balance	$918	$20	$25	$265	$69	$344	$41	$13	$-	$1,695
Provision (credit) for loan losses	(40)	9	55	(18)	27	14	(41)	(6)	-	-
Charge-offs	-	-	-	-	-	(159)	-	-	-	(159)
Recoveries	10	-	-	-	5	-	-	-	-	15
Net (charge-offs) recoveries	10	-	-	-	5	(159)	-	-	-	(144)
Ending balance	$888	$29	$80	$247	$101	$199	$-	$7	$-	$1,551

The Company’s allowance for loan losses as of September 30, 2016 and December, 31, 2015 by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Unallocated	Total
September 30, 2016
Loans individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Loans collectively evaluated for impairment	928	19	71	225	112	270	-	-	47	1,672
Ending balance	$949	$19	$71	$225	$112	$270	$-	$-	$47	$1,693

December 31, 2015
Loans individually evaluated for impairment	$26	$-	$-	$-	$-	$-	$-	$-	$-	$26
Loans collectively evaluated for impairment	852	26	86	210	130	214	-	20	-	1,538
Ending balance	$878	$26	$86	$210	$130	$214	$-	$20	$-	$1,564

The Company’s recorded investment in loans as of September 30, 2016 and December 31, 2015 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
September 30, 2016
Loans individually evaluated for impairment	$358	$-	$-	$126	$-	$-	$-	$-	$484
Loans collectively evaluated for impairment	79,575	3,957	5,951	18,857	9,360	36,548	2,755	-	157,003
Ending balance	$79,933	$3,957	$5,951	$18,983	$9,360	$36,548	$2,755	$-	$157,487

December 31, 2015
Loans individually evaluated for impairment	$678	$-	$-	$137	$-	$477	$-	$-	$1,292
Loans collectively evaluated for impairment	70,884	2,049	6,851	16,599	10,322	28,468	2,787	1,542	139,502
Ending balance	$71,562	$2,049	$6,851	$16,736	$10,322	$28,945	$2,787	$1,542	$140,794

At September 30, 2016 and December 31, 2015, there were $50,000 and $443,000, respectively, of commercial and industrial nonaccrual loans, net of government guarantees, and there were no loans contractually delinquent over 90 days and still accruing interest. The decrease was primarily due to a commercial and industrial loan charge off totaling $344,000. During the second quarter of 2015, the Company repurchased the guaranteed portion of a defaulted SBA loan with a balance of $477,000. During the second quarter of 2016, the SBA reimbursed the Company for this amount.

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

The Company’s impaired loans and related allowance are summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2016						Nine Months Ended
Commercial and industrial	$473	$12	$346	$358	$21	$582	$18
Real estate – commercial	126	126	-	126	-	132	5
Total	$599	$138	$346	$484	$21	$714	$23

December 31, 2015						Year Ended
Commercial and industrial	$908	$-	$678	$678	$26	$1,431	$73
Real estate – commercial	137	137	-	137	-	146	7
SBA	477	477	-	477	-	159	-
Total	$1,522	$614	$678	$1,292	$26	$1,736	$80

Interest income is recognized on impaired loans unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest that would have been recognized for the nine months ended September 30, 2016 and 2015 on non-accrual loans if performed in accordance with their original contract terms was not significant.

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

At September 30, 2016, there was one commercial and industrial loan with a balance of $12,000 modified as a troubled debt restructuring. The loan was restructured with a pre-modification balance of $16,000 during the three months ended June 30, 2016. The Company had no commitments to lend additional funds for this loan. The modification included an extension of maturity date and reduction of payment amount. There were no new troubled debt restructurings during the three and nine months ended September 30, 2015. At September 30, 2015, there was one commercial and industrial loan with a balance of $411,000 that had been modified as a troubled debt restructuring. This loan defaulted and the outstanding balance of $344,000 was charged off during the three months ended June 30, 2016.

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

The following summarizes the Company’s internal ratings of its loans:

		Pass-	Special
(In thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
September 30, 2016
Commercial and industrial	$79,381	$308	$-	$244	$-	$79,933
Consumer installment	3,957	-	-	-	-	3,957
Real estate – residential	5,951	-	-	-	-	5,951
Real estate – commercial	18,857	-	-	126	-	18,983
Real estate – construction and land	9,360	-	-	-	-	9,360
SBA	36,482	-	-	66	-	36,548
USDA	2,755	-	-	-	-	2,755
Other	-	-	-	-	-	-
Total	$156,743	$308	$-	$436	$-	$157,487

December 31, 2015
Commercial and industrial	$70,539	$-	$345	$678	$-	$71,562
Consumer installment	2,049	-	-	-	-	2,049
Real estate – residential	6,851	-	-	-	-	6,851
Real estate – commercial	16,599	-	-	137	-	16,736
Real estate – construction and land	9,607	-	715	-	-	10,322
SBA	28,468	-	-	477	-	28,945
USDA	2,787	-	-	-	-	2,787
Other	1,542	-	-	-	-	1,542
Total	$138,442	$-	$1,060	$1,292	$-	$140,794

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans at September 30, 2016 and December 31, 2015 were as follows:

	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(In thousands)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
September 30, 2016
Commercial and industrial	$-	$-	$-	$79,933	$79,933	$-
Consumer installment	-	-	-	3,957	3,957	-
Real estate – residential	-	-	-	5,951	5,951	-
Real estate – commercial	-	-	-	18,983	18,983	-
Real estate – construction and land	-	-	-	9,360	9,360	-
SBA	-	-	-	36,548	36,548	-
USDA	-	-	-	2,755	2,755	-
Other	-	-	-	-	-	-
Total	$-	$-	$-	$157,487	$157,487	$-

December 31, 2015
Commercial and industrial	$555	$-	$555	$71,007	$71,562	$-
Consumer installment	-	-	-	2,049	2,049	-
Real estate – residential	-	-	-	6,851	6,851	-
Real estate – commercial	-	-	-	16,736	16,736	-
Real estate – construction and land	-	-	-	10,322	10,322	-
SBA	-	477	477	28,468	28,945	-
USDA	-	-	-	2,787	2,787	-
Other	-	-	-	1,542	1,542	-
Total	$555	$477	$1,032	$139,762	$140,794	$-

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

NOTE 6. BANK PREMISES AND EQUIPMENT

The original cost and related accumulated depreciation at September 30, 2016 and December 31, 2015 were as follows:

(In thousands)	September 30, 2016	December 31, 2015
Land	$676	$676
Building	1,279	1,279
Building improvement	2,493	2,493
Furniture and equipment	859	1,173
Leasehold improvements	159	159
Construction in progress	207	-
	5,673	5,780
Less: accumulated depreciation	1,129	1,283
Balance at end of period	$4,544	$4,497

Furniture and equipment with original cost of $316,000 and book value of $2,500, were disposed of during the nine months ended September 30, 2016. None of the assets that were disposed of were sold, and thus there was no cash transaction involved.

NOTE 7. OTHER ASSETS

Other assets consisted of the following at September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Loan servicing rights	$1,847	$1,518
Accounts receivable – trust fees	704	1,028
Accrued interest receivable	657	504
Prepaid assets	406	387
Other	355	275
Total	$3,969	$3,712

For the three and nine months ended September 30, 2016, the Company sold $15.4 million and $24.5 million, respectively, of SBA 7(a) program loans, and recorded a loan servicing asset of $357,000 and $634,000, respectively. The Company has elected to use the amortizing method for the treatment of servicing assets. Amortization expense for the three and nine months ended September 30, 2016 was $97,000 and $305,000, respectively. In the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized.

NOTE 8. DEPOSITS

Time deposits of $250,000 and over totaled $21.4 million and $22.5 million at September 30, 2016 and December 31, 2015, respectively.

Deposits are summarized as follows:

(In thousands)	As of September 30, 2016		As of December 31, 2015
Non-interest bearing demand	$30,340	18%	$24,138	18%
Interest-bearing demand (NOW)	7,265	4	3,283	2
Money market accounts	41,464	24	33,474	24
Savings accounts	6,269	4	5,535	4
Time deposits $100,000 and over	82,518	48	66,538	49
Time deposits under $100,000	3,970	2	4,067	3
Total	$171,826	100%	$137,035	100%

At September 30, 2016, the scheduled maturities of time deposits were as follows:

(In thousands)
2016	$18,098
2017	46,594
2018	12,974
2019	7,566
2020	450
2021	806
Total	$86,488

 NOTE 9. BORROWED FUNDS

The Company had borrowed funds of $7.0 million and $10.0 million as of September 30, 2016 and December 31, 2015, respectively. The Company had one outstanding advance for $7.0 million at September 30, 2016, with a fixed interest rate of 0.46% and maturity date of October 27, 2016. The Company paid off the advance at maturity. As of September 30, 2016, the Company has a blanket lien credit line with the Federal Home Loan Bank of Dallas with borrowing capacity of $21.0 million secured by commercial loans and securities with collateral values of $10.3 million and $10.7 million, respectively. The Company had one outstanding advance for $10.0 million at December 31, 2015, with a fixed interest rate of 0.31% and maturity date of January 4, 2016. The advance was renewed at a fixed interest rate of 0.38% and maturity date of January 5, 2016. At maturity, we determine our borrowing needs and renew accordingly at varying terms ranging from one to 90 days.

The Company also has a credit line with the Federal Reserve Bank of Dallas with borrowing capacity of $19.7 million as of September 30, 2016, secured by commercial loans and securities with collateral value of $19.1 million and $616,000, respectively. There were no outstanding borrowings at September 30, 2016 or December 31, 2015.

NOTE 10. OTHER LIABILITIES

The following comprised other liabilities at September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Trust advisor fees payable	$501	$1,487
Accounts payable	279	-
Federal income tax payable	323	546
Incentive compensation	451	295
Data processing	77	81
Audit fees	64	-
Franchise & property taxes	69	8
Interest payable	36	24
Other accruals	195	243
Total	$1,995	$2,684

NOTE 11. INCOME TAXES

Income tax expense for the three months ended September 30, 2016 and 2015 was $798,000 and $483,000, respectively. The Company’s effective income tax rate was 34.4% and 35.4% for the three months ended September 30, 2016 and 2015, respectively. Income tax expense for the nine months ended September 30, 2016 and 2015 was $1.5 million and $1.3 million, respectively. The Company’s effective income tax rate was 34.8% and 33.4% for the nine months ended September 30, 2016 and 2015, respectively. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

Net deferred tax assets totaled $570,000 at September 30, 2016 and $527,000 at December 31, 2015.  No valuation allowance was recorded against deferred tax assets at September 30, 2016 or December 31, 2015, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings in prior years. Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes.

NOTE 12. EMPLOYEE BENEFITS

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 6% of their compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation.  Employer contributions charged to expense for the three months ended September 30, 2016 and 2015 totaled $28,000 and $30,000, respectively. Employer contributions charged to expense for the nine months ended September 30, 2016 and 2015 totaled $102,000 and $101,000, respectively.
NOTE 13. STOCK AND COMPENSATION PLANS

At September 30, 2016, the Company had three stock-based compensation plans (the 2005 Stock Incentive Plan, the 2015 Stock Incentive Plan, and the 2014 Non-employee Directors’ Common Stock Plan). The Company accounts for stock options in accordance with FASB ASC Topic 718. Under this method, compensation cost for all share-based payments granted are recorded based on the grant-date fair value estimated.

2005 Stock Incentive Plan

The 2005 Stock Incentive Plan (the “2005 Plan”) is administered by the Board of Directors and had a term of 10 years. The 2005 Stock Incentive Plan expired during the third quarter of 2015 and therefore no additional awards may be issued under this plan.

As of September 30, 2016, options to purchase a total of 87,000 shares of common stock were outstanding with a weighted average exercise price of $6.84. These options vest through March 2019. As of December 31, 2015, options to purchase a total of 102,000 shares of common stock were outstanding with a weighted average exercise price of $7.38. Outstanding stock options of 62,000 were considered in the diluted earnings per share computations for the three and nine months ended September 30, 2016. The remaining 25,000 outstanding options at September 30, 2016 were not considered in the per share computation because their effect was anti-dilutive. Outstanding stock options of 19,000 were considered in the diluted earnings per share computations for the three and nine months ended September 30, 2015. The remaining 83,000 outstanding stock options at September 30, 2015 were not considered in the per share computation because their effect was anti-dilutive. There were no stock options exercised during the three and nine months ended September 30, 2016.

The Company recorded $7,000 in compensation expense for the three months ended September 30, 2016 and 2015, and $19,000 and $21,000 for the nine months ended September 30, 2016 and 2015, respectively, in connection with the 2005 Plan.  As of September 30 2016, there was $65,000 of total unrecognized compensation cost related to the non-vested equity-based compensation awards expected to vest, with an average vesting period of 2.5 years.

The following is a summary of activity in the 2005 Plan for the nine months ended September 30, 2016:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	102,000	$7.38
Exercised	-	-
Expired / forfeited	15,000	-
Outstanding at end of period	87,000	$6.84
Exercisable at end of period	68,400	$7.34

The weighted average remaining contractual life of options outstanding at September 30, 2016 was 4.0 years.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at September 30, 2016, was $196,000 and $150,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2015 was $163,000 and $115,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $7.55 and $7.00 at September 30, 2016 and December 31, 2015, respectively, and the exercise price, multiplied by the number of options outstanding.

2015 Stock Incentive Plan

The 2015 Stock Incentive Plan (the “2015 Plan”) authorizes the granting of options to purchase up to 270,000 shares of common stock of the Company to employees of the Company and its subsidiaries. The 2015 Plan is administered by the Board of Directors and has a term of 10 years.

As of September 30, 2016 and December 31, 2015, options to purchase a total of 177,500 shares of common stock were issued and outstanding with a weighted average exercise price of $7.15. These options vest through October 2025. For the three and nine months ended September 30, 2016, 2,500 options were forfeited. The outstanding stock options were not considered in the per share computation for the three and nine months ended September 30, 2016 because their effect was anti-dilutive.

For the three and nine months ended September 30, 2016, the Company recorded $19,000 and $57,000, respectively, in compensation expense in connection with the 2015 Plan. As of September 30, 2016, there was $304,000 of total unrecognized compensation cost related to the non-vested equity-based compensation awards expected to vest, with an average vesting period of 4.1 years.

The following is a summary of activity in the 2015 Plan for the nine months ended September 30, 2016:

	Number of Shares Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	180,000	$7.15
Granted	-	-
Exercised	-	-
Forfeited	2,500	7.15
Outstanding at end of period	177,500	$7.15
Exercisable at end of period	-	$-
Available for grant at end of period	92,500

The weighted average remaining contractual life of options outstanding at September 30, 2016 was 9.1 years.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options at September 30, 2016, was $71,000.There were no exercisable stock options at September 30, 2016.

2014 Non-employee Directors’ Common Stock Plan

The 2014 Non-employee Directors’ Common Stock Plan (the “2014 Plan”), is intended to promote the best interests of the Company and its shareholders by providing shares of the Company’s common stock to each non-employee director, for his or her service as a director (“service shares”), which shares are intended to promote an increased personal interest in the welfare of the Company by those individuals who are primarily responsible for shaping the long-range plans of the Company.

The 2014 Plan is administered by the Board of Directors. The number of service shares issuable under the 2014 Plan shall not exceed 100,000. On June 22, 2016, the Company granted 13,750 service shares to the non-employee directors. The grant date fair value was $7.05 per share, resulting in stock compensation expense of approximately $97,000.

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

The following table summarizes loan commitments as of September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Undisbursed loan commitments	$25,073	$18,740
Standby letters of credit	10	10
	$25,083	$18,750

The Company has one non-cancelable office lease agreement that expires in January 2017. The Company does not occupy this space, and receives rental payments under a sublease agreement that expires on the same date as the office lease. The Company has no plans to renew the lease and sublease. The Company also leases various pieces of office equipment under short-term agreements. Lease expense for the nine months ended September 30, 2016 and 2015 was $54,000. Future minimum lease payments due under non-cancelable operating leases at September 30, 2016 were as follows:

(In thousands)
2016	$17
2017	6
$23

Aggregate future minimum rentals to be received under non-cancelable subleases at September 30, 2016, were $21,000.

In addition, under an assignment and assumption agreement, the Company receives rental income from eight tenants in the building it is headquartered in, for office space the Company does not occupy. Rental income for the nine months ended September 30, 2016 and 2015 was $235,000 and $232,000, respectively. Aggregate future minimum rentals to be received under non-cancelable leases at September 30, 2016 were $908,000 through 2023.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well-capitalized” under the prompt corrective action framework, the Bank must maintain minimum total risk-based capital, tier 1 risk-based capital, common equity tier 1 risk-based capital and tier 1 leverage ratios as set forth in the table below.

(In thousands)	Actual		Minimum Capital Required Under Basel III Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Total Capital (to Risk Weighted Assets)	$30,746	17.18%	$15,439	8.625%	$17,900	10.00%

Tier 1 Capital (to Risk Weighted Assets)	29,052	16.23	11,859	6.625	14,320	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	29,052	16.23	9,174	5.125	11,635	6.50

Tier 1 Capital (to Average Assets)	29,052	13.92	8,351	4.00	10,439	5.00

As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$27,813	18.33%	$12,139	8.00%	$15,173	10.00%

Tier 1 Capital (to Risk Weighted Assets)	26,249	17.30	9,104	6.00	12,139	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	26,249	17.30	6,828	4.50	9,863	6.50

Tier 1 Capital (to Average Assets)	26,249	15.02	6,994	4.00	8,742	5.00

As of September 30, 2016, capital levels for the Bank exceeded the minimum requirements, including the capital conservation buffer, under the Basel III capital rules on a fully phased-in basis, as well as the minimum levels necessary to be considered “well capitalized.”

As a Texas corporation, we are restricted under the Texas Business Organizations Code from paying dividends under certain conditions.  Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent. We currently do not pay dividends to our shareholders and we do not intend to do so in the foreseeable future.

Banking regulations may further limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. The bank regulatory agencies have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends to the extent net income is sufficient to cover both cash dividends and a rate of earnings retention consistent with capital needs, asset quality and overall financial condition. At September 30, 2016, approximately $9.4 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies and still maintain its “well capitalized” status.

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2016	December 31, 2015
ASSETS

Cash and due from banks	$820	$770
Accounts receivable	20	61
Investment in subsidiary	29,425	26,379

Total assets	$30,265	$27,210

LIABILITIES AND CAPITAL

Accounts payable	15	-

Capital	30,250	27,210

Total liabilities and capital	$30,265	$27,210

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Equity in income from subsidiary	$1,560	$920	$2,996	$2,699

Noninterest expense:
Professional and administrative	33	37	99	87
Stock based compensation	25	7	173	79
Total non-interest expenses	58	44	272	166
Income before income taxes	1,502	876	2,724	2,533
Income tax benefit	(20)	(7)	(93)	(56)
Net Income	$1,522	$883	$2,817	$2,589

T BANCSHARES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net Income	$1,522	$883	$2,817	$2,589
Other comprehensive income (loss):
Net unrealized gain (loss) on investment securities available-for-sale, before tax effect	(45)	84	76	111
Reclassification adjustment for loss on sale included in income	-	1	-	1
Other comprehensive income (loss), before tax effect	(45)	85	76	112
Tax effect	(15)	29	26	38
Other comprehensive income (loss)	(30)	56	50	74
Comprehensive income	$1,492	$939	$2,867	$2,663

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$2,817	$2,589
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of Bank	(2,996)	(2,699)
Stock based compensation	173	79
Net change in other assets	41	(18)
Net change in other liabilities	15	(28)
Net cash provided by (used in) operating activities	50	(77)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net change in cash and cash equivalents	50	(77)
Cash and cash equivalents at beginning of period	770	863

Cash and cash equivalents at end of period	$820	$786

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2016
Securities available for sale:
U.S. government agencies	$-	$9,337	$-	$9,337
Mortgage-backed securities	-	3,030	-	3,030

As of December 31, 2015
Securities available for sale:
U.S. government agencies	$-	$9,162	$-	$9,162
Mortgage-backed securities	-	3,290	-	3,290

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2015 to September 30, 2016, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At September 30, 2016, impaired loans with a carrying value of $346,000 were reduced by specific valuation allowances totaling $21,000, resulting in a net fair value of $325,000 based on Level 3 inputs. At December 31, 2015, impaired loans with a carrying value of $678,000 were reduced by specific valuation allowances totaling $26,000 resulting in a net fair value of $652,000, based on Level 3 inputs. The significant unobservable (Level 3) inputs used in the fair value measurement of impaired loans primarily relate to discounted cash flows using current market rates applied to the estimated life and credit risk.

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

The significant unobservable inputs (Level 3) used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, the cash flow discounts ranged from 0.5% to 52.4% for two cash flow impaired loans.

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

Non-financial assets measured at fair value on a non-recurring basis during the reported periods include other real estate owned (“OREO”) which, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses and certain foreclosed assets which, subsequent to their initial recognition, were re-measured at fair value through a write-down included in other non-interest expense. Regulatory guidelines require the Company to reevaluate the fair value of OREO on at least an annual basis. The fair value of foreclosed assets, upon initial recognition and impairment, was re-measured using Level 2 inputs based on observable market data. Estimated fair value of OREO is based on appraisals. Appraisers are selected from the list of approved appraisers maintained by management. For the nine months ended September 30, 2016 and 2015, there were no re-measurements of OREO.

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

In connection with the sale of $24.5 million in SBA guaranteed loans during the nine months ended September 30, 2016, the Company added a servicing asset of $634,000 and amortized $305,000 using the amortization method for the treatment of servicing. SBA and USDA loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. For the asset recorded during the nine months ended September 30, 2016, the discount rate ranged from 7.0% to 8.7% and the combined prepayment and default rate ranged from 8.4% to 8.6%.

Carrying amount and estimated fair values of other financial instruments by level of valuation input were as follows:

	September 30, 2016
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$13,699	$13,699
Level 2 inputs:
Securities available for sale	12,367	12,367
Securities, restricted	1,051	1,051
Loans held for sale	10,365	11,372
Loans, net	154,346	156,050
Accrued interest receivable	657	657
Level 3 inputs:
Securities held to maturity	9,689	9,689
Servicing asset	1,847	1,847
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	30,340	30,340
Level 2 inputs:
Interest bearing deposits	141,486	137,730
Borrowed funds	7,000	7,000
Accrued interest payable	36	36

	December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$8,710	$8,710
Level 2 inputs:
Securities available for sale	12,452	12,452
Securities, restricted	1,046	1,046
Loans held for sale	6,365	6,925
Loans, net	137,648	138,419
Accrued interest receivable	504	504
Receivable for sold loans	1,972	1,972
Level 3 inputs:
Servicing asset	1,518	1,518
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	24,138	24,138
Level 2 inputs:
Interest bearing deposits	112,897	112,141
Borrowed funds	10,000	10,000
Accrued interest payable	24	24

NOTE 18.  SUBSEQUENT EVENTS

On November 10, 2016, the Company entered into an Agreement and Plan of Merger with T Acquisition, Inc. (“Parent”), and joined in by Tectonic Advisors, LLC (“Tectonic”), pursuant to which Parent will acquire the Company through the merger of a wholly-owned subsidiary of Parent with and into the Company (the “Merger”), with the Company surviving the Merger (the “Merger Agreement”).

Under the Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of Company common stock will be converted into the right to receive an amount in cash consisting of two payments that, based on Company’s Adjusted Equity (as defined by the merger agreement), would have totaled approximately $10.00 per share at September 30, 2016. A special dividend will be paid by the Company immediately prior to the Effective Time in an amount by which the Company’s Adjusted Equity exceeds $20,000,000. Based on the Company’s shareholders’ equity as of September 30, 2016, the special dividend would have equaled approximately $1.97 per share. The special dividend will increase (or decrease) based on the Company’s net income (or net losses) from September 30, 2016 to a date just prior to the Effective Time. In addition to the special dividend, at or promptly following the Effective Time, shareholders will be entitled to receive from Parent approximately $8.03 per share, subject to adjustment.

The Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of the Company.

Pursuant to the terms of the Merger Agreement, each party is entitled to a termination fee in the amount of $1,500,000 if, in the case of the Company, Parent is unable to obtain the necessary financing to pay the aggregate merger consideration and, in the case of Parent, the Company accepts a superior proposal prior to the approval of the Merger by its shareholders, fails to recommend approval of the Merger to its shareholders and to abide by its covenants not to solicit or engage in any alternative proposal or enters into an alternative acquisition proposal within 12 months after the date of termination of the Merger Agreement, in each case, subject to the other conditions triggering such payment as provided in the Merger Agreement.  Tectonic joined in the Merger Agreement for the purpose of guaranteeing Parent’s ability to pay any termination fee due under the Merger Agreement.

The Merger is currently expected to be completed in the first quarter of 2017.

The Merger Agreement had no significant effect on the Company’s financial statements for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents our consolidated financial condition as of September 30, 2016 and December 31, 2015, and our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015. The discussion should be read in conjunction with our financial statements and the notes related thereto in this Form 10-Q and in our 2015 Form 10-K.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our expectations, intentions, beliefs, or strategies regarding the future. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. It is important to note that our actual results may differ materially from those in or implied by such forward-looking statements due to the factors discussed under the section entitled “Risk Factors,” in our 2015 Form 10-K, including the following:

•
if we are unable to implement our business plan and strategies, we will be hampered in our ability to develop business and serve our customers, which, in turn, could have an adverse effect on our financial performance;

•
we are subject to significant government regulation and legislation including the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Consumer Financial Protection Bureau and Basel III, that increases the cost of doing business and inhibits our ability to compete;

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

•
our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third-party security breaches, subjects us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events, reputational damage and loss of business;

•	the Bank’s current legally mandated lending limits are lower than those of our competitors, which may impair our ability to attract borrowers;

•
changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations, as well as other factors, could adversely affect the demand for loans and the ability of the Company to attract deposits;

•
changes in the general level of interest rates, inflation and other economic factors could adversely affect the Company’s interest income by affecting the spread between interest-earning assets and interest-bearing liabilities;

•	changes in consumer spending, borrowing and savings habits could negatively impact our ability to generate loans and deposits;

•	changes in the Company’s liquidity position could reduce our ability to fund loans or profitably invest excess liquidity

•	natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;

•	our ability and intent to pay cash dividends;

•	we may be unable to raise additional capital on terms favorable to us, or at all, or raise capital under terms which are not dilutive to existing shareholders; and

•	the beneficial ownership of a significant portion of our outstanding common stock by our directors and executive officers could reduce shareholders’ ability to sell our stock.

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

Recent Developments

On November 10, 2016, the Company entered into an Agreement and Plan of Merger with T Acquisition, Inc. (“Parent”), and joined in by Tectonic Advisors, LLC (“Tectonic”), pursuant to which Parent will acquire the Company through the merger of a wholly-owned subsidiary of Parent with and into the Company (the “Merger”), with the Company surviving the Merger (the “Merger Agreement”).

Under the Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of Company common stock will be converted into the right to receive an amount in cash consisting of two payments that, based on Company’s Adjusted Equity (as defined by the merger agreement), would have totaled approximately $10.00 per share at September 30, 2016. A special dividend will be paid by the Company immediately prior to the Effective Time in an amount by which the Company’s Adjusted Equity exceeds $20,000,000.  Based on the Company’s shareholders’ equity as of September 30, 2016, the special dividend would have equaled approximately $1.97 per share. The special dividend will increase (or decrease) based on the Company’s net income (or net losses) from September 30, 2016 to a date just prior to the Effective Time. In addition to the special dividend, at or promptly following the Effective Time, shareholders will be entitled to receive from Parent approximately $8.03 per share, subject to adjustment.

The Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of the Company.

Pursuant to the terms of the Merger Agreement, each party is entitled to a termination fee in the amount of $1,500,000 if, in the case of the Company, Parent is unable to obtain the necessary financing to pay the aggregate merger consideration and, in the case of Parent, the Company accepts a superior proposal prior to the approval of the Merger by its shareholders, fails to recommend approval of the Merger to its shareholders and to abide by its covenants not to solicit or engage in any alternative proposal or enters into an alternative acquisition proposal within 12 months after the date of termination of the Merger Agreement, in each case, subject to the other conditions triggering such payment as provided in the Merger Agreement.  Tectonic joined in the Merger Agreement for the purpose of guaranteeing Parent’s ability to pay any termination fee due under the Merger Agreement.

The Merger is currently expected to be completed in the first quarter of 2017.

Results of Operations

Key Performance Indicators at September 30, 2016

The following were key indicators of our performance and results of operations for the three and nine months ended September 30, 2016:

•	total assets were $211.1 million at the end of the third quarter of 2016, representing an increase of $34.2 million, or 19.3%, from $176.9 million at the end of 2015;

•
total loans held for investment, net of allowance for loan losses and deferred loan costs, increased $16.7 million, or 12.1%, to $154.3 million at the end of the third quarter of 2016, compared to $137.6 million at the end of 2015;

•
total loans held for sale, which consists primarily of the guaranteed portion of SBA 7(a) loans, increased $4.0 million, or 62.5%, to $10.4 million at the end of the third quarter of 2016, compared to $6.4 million at the end of 2015;

•	total deposits increased $34.8 million, or 25.4%, to $171.8 million at the end of the third quarter of 2016, compared to $137.0 million at the end of 2015;
•
net income was $1.5 million for the three months ended September 30, 2016, compared to $883,000 for the same period in the prior year. The Company recognized income tax expense of $798,000 for the three months ended September 30, 2016, compared to $483,000 for the same period in the prior year. Net income was $2.8 million for the nine months ended September 30, 2016, compared to $2.6 million for the same period in the prior year. The Company recognized income tax expense of $1.5 million for the nine months ended September 30, 2016, compared to $1.3 million for the same period in 2015;

•
return on average assets was 2.91% and 1.90% for the three and nine months ended September 30, 2016, respectively, compared to 2.04% for the same periods in 2015. Return on average equity was 21.33% and 13.58% for the three and nine months ended September 30, 2016, respectively, compared to 14.04% and 14.32% for the same periods in 2015;

•
total revenue increased $375,000, or 6.4%, to $6.2 million for the three months ended September 30, 2016, compared to $5.9 million for the same period in the prior year, and increased $574,000, or 3.3%, to $18.1 million for the nine months ended September 30, 2016, compared to $17.5 million for the same period in the prior year;

•
tier 1 capital to average assets and total capital ratios for the Bank at September 30, 2016 were 13.92% and 17.18%, respectively, compared to 15.02% and 18.33%, respectively, at December 31, 2015; and

•	the book value of our common stock increased to $7.47 per share at September 30, 2016, compared to $6.74 per share at December 31, 2015.

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

The Federal Reserve Board influences the general market rates of interest, including deposit and loan rates offered by financial institutions.  The Federal Funds rate, which is the cost to banks of immediately available overnight funds, was raised in December 2015 from 0.25% to 0.50%, and has remained at that rate through the first three quarters of 2016.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin, for the three and six months ended September 30, 2016 and 2015.

 FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates
	Three Months Ended September 30,
	2016			2015
(In thousands, except percentages and per share data)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets
Loans, net of unearned discount(1)	$167,905	$2,482	5.86%	$144,741	$2,013	5.52%
Interest-bearing deposits and federal funds sold	7,885	10	0.50%	7,930	5	0.25%
Securities	24,052	233	3.84%	11,540	58	1.99%
Total earning assets	199,842	2,725	5.41%	164,211	2,076	5.02%
Cash and other assets	11,047			10,782
Allowance for loan losses	(1,679)			(1,565)
Total assets	$209,210			$173,428

Interest-bearing liabilities
NOW accounts	$6,783	5	0.29%	$5,182	4	0.31%
Money market accounts	40,674	50	0.49%	40,082	49	0.49%
Savings accounts	6,175	9	0.58%	5,902	7	0.47%
Time deposits $100,000 and over	86,504	237	1.09%	64,989	155	0.95%
Time deposits under $100,000	3,988	10	0.99%	4,015	11	1.09%
Total interest-bearing deposits	144,124	311	0.86%	120,170	226	0.75%
Borrowed funds	7,174	9	0.50%	1,522	-	0.00%
Total interest-bearing liabilities	151,298	320	0.84%	121,692	226	0.74%
Non-interest-bearing deposits	27,313			24,764
Other liabilities	2,052			1,824
Shareholders’ equity	28,547			25,148
Total liabilities and shareholders’ equity	$209,210			$173,428

Net interest income		2,405			1,850
Net interest spread			4.57%			4.28%
Net interest margin			4.77%			4.47%

Provision for loan loss		-			-
Non-interest income		3,518			3,792
Non-interest expense		3,603			4,276
Income before income taxes		2,320			1,366
Income taxes expense		798			483
Net income		$1,522			$883

Earnings per share		$0.38			$0.22
Return on average equity		21.33%			14.04%
Return on average assets		2.91%			2.04%
Equity to assets ratio		13.65%			14.50%

(1)	Includes nonaccrual loans

FINANCIAL SUMMARY
Consolidated Daily Average Balances, Average Yields and Rates
	Nine Months Ended September 30,
	2016			2015
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets
Loans, net of unearned discount(1)	$161,215	$6,908	5.71%	$142,768	$6,024	5.64%
Interest-bearing deposits and federal funds sold	8,139	31	0.51%	7,035	13	0.25%
Securities	19,094	486	3.40%	10,339	174	2.25%
Total earning assets	188,448	7,425	5.27%	160,142	6,211	5.19%
Cash and other assets	11,017			10,907
Allowance for loan losses	(1,647)			(1,651)
Total assets	$197,818			$169,398

Interest-bearing liabilities
NOW accounts	$6,529	14	0.29%	$5,380	12	0.30%
Money market accounts	37,027	135	0.49%	36,976	136	0.49%
Savings accounts	5,771	22	0.51%	4,707	17	0.48%
Time deposits $100,000 and over	83,466	670	1.07%	64,709	450	0.93%
Time deposits under $100,000	3,940	29	0.98%	3,888	31	1.07%
Total interest-bearing deposits	136,733	870	0.85%	115,660	646	0.75%
Borrowed funds	4,905	19	0.52%	3,736	4	0.14%
Total interest-bearing liabilities	141,638	889	0.84%	119,396	650	0.73%
Non-interest-bearing deposits	26,585			24,068
Other liabilities	1,934			1,831
Shareholders’ equity	27,661			24,103
Total liabilities and shareholders’ equity	$197,818			$169,398

Net interest income		6,536			5,561
Net interest spread			4.43%			4.46%
Net interest margin			4.64%			4.64%

Provision for loan loss		444			-
Non-interest income		10,661			11,301
Non-interest expense		12,433			12,975
Income before income taxes		4,320			3,887
Income taxes expense		1,503			1,298
Net income		$2,817			$2,589

Earnings per share		$0.70			$0.64
Return on average equity		13.58%			14.32%
Return on average assets		1.90%			2.04%
Equity to assets ratio		13.98%			14.23%

(1)	Includes nonaccrual loans

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

	Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
	Increase (Decrease) Due to Change in
(In thousands)	Yield/ Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$5	$-	$5
Securities	54	121	175
Loans, net of unearned discount (1)	127	342	469
Total earning assets	186	463	649

NOW	-	1	1
Money market	-	1	1
Savings	2	-	2
Time deposits $100,000 and over	23	59	82
Time deposits under $100,000	(1)	-	(1)
Borrowed funds	2	7	9
Total interest-bearing liabilities	26	68	94

Changes in net interest income	$160	$395	$555

(1)	Average loans include non-accrual.

Net interest income for the three months ended September 30, 2016 increased $555,000, or 30.0%, compared to the same period in the prior year. The increase was primarily due to an increase in the average volume of interest-earning assets. Net interest margin increased 30 basis points from 4.47% during the three months ended September 30, 2015 to 4.77% during the three months ended September 30, 2016. The increase in net interest margin was primarily the result of an increase in the average yield on loans and securities.

Total interest income for the three months ended September 30, 2016 increased $649,000, or 31.3%, compared to the same period in the prior year. Average interest-earning asset volume increased $35.6 million, or 21.7%, to $199.8 million for the three months ended September 30, 2016, compared to $164.2 million for the same period in the prior year. The average volume of loans increased $23.2 million to $167.9 million for the three months ended September 30, 2016, compared to $144.7 million for the same period in the prior year. The average yield on securities was 3.84% during the three months ended September 30, 2016 compared to 1.99% for the same period in the prior year. The increase was related to the purchase of $9.8 million of Property Assessed Clean Energy (“PACE”) securities with average yield of 6.70% during the second quarter of 2016. See the section “Financial Condition – Investment Securities” below for further discussion of these securities. The average volume of securities increased $12.6 million to $24.1 million for the three months ended September 30, 2016, compared to $11.5 million for the same period in the prior year.

Total interest expense for the three months ended September 30, 2016 increased $94,000, or 41.6%, compared to the same period in the prior year. The average cost of interest-bearing liabilities increased 10 basis points to 0.84% for the three months ended September 30, 2016, compared to 0.74% for the same period in the prior year, the result of the interest-bearing liabilities repricing in a slightly higher interest rate environment. The average volume of interest-bearing liabilities increased $29.6 million to $151.3 million for the three months ended September 30, 2016, compared to $121.7 million for the same period in the prior year. The average interest-bearing deposits increased $23.9 million to $144.1 million for the three months ended September 30, 2016, compared to $120.2 million for the same period in the prior year. The average borrowed funds increased $5.7 million to $7.2 million for the three months ended September 30, 2016, compared to $1.5 million for the same period in the prior year.

	Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
	Increase (Decrease) Due to Change in
(In thousands)	Yield/ Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$14	$4	$18
Securities	89	223	312
Loans, net of unearned discount (1)	94	790	884
Total earning assets	197	1,017	1,214

NOW	-	2	2
Money market	(1)	-	(1)
Savings	1	4	5
Time deposits $100,000 and over	69	151	220
Time deposits under $100,000	(2)	-	(2)
Borrowed funds	10	5	15
Total interest-bearing liabilities	77	162	239

Changes in net interest income	$120	$855	$975

(1)	Average loans include non-accrual.

Net interest income for the nine months ended September 30, 2016 increased $975,000, or 17.5%, compared to the same period in the prior year. The increase was primarily due to an increase in the average volume of interest-earning assets. Net interest margin was 4.64% during the nine months ended September 30, 2016, unchanged for the same period in the prior year.

Total interest income for the nine months ended September 30, 2016 increased $1.2 million, or 19.5%, compared to the same period in the prior year. Average interest-earning asset volume increased $28.3 million, or 17.7%, to $188.4 million for the nine months ended September 30, 2016, compared to $160.1 million for the same period in the prior year. The increase included an increase in the loan portfolio of $18.4 million and an increase in the securities of $8.8 million. The average interest yield of earning assets increased 8 basis points to 5.27% for the nine months ended September 30, 2016, compared to 5.19% for the same period in the prior year. The average yield on loans increased nine basis points to 5.73% during the nine months ended September 30, 2016, compared to 5.64% for the same period in the prior year. The average yield on securities increased 115 basis points to 3.40% during the nine months ended September 30, 2016, compared to 2.25% for the same period in the prior year. The increase was related to the purchase of the PACE securities during the second quarter of 2016, which is referenced above.

Total interest expense for the nine months ended September 30, 2016 increased $239,000, or 36.8%, compared to the same period in the prior year. The average cost of interest-bearing liabilities increased 11 basis points to 0.84% for the nine months ended September 30, 2016, compared to 0.73% for the same period in the prior year, the result of the interest-bearing liabilities repricing in a slightly higher interest rate environment. Average volume of interest-bearing liabilities increased $22.2 million to $141.6 million for the nine months ended September 30, 2016, compared to $119.4 million for the same period in the prior year. Average interest-bearing deposits increased $21.0 million to $136.7 million for the nine months ended September 30, 2016, compared to $115.7 million for the same period in the prior year. Average borrowed funds increased $1.2 million to $4.9 million for the nine months ended September 30, 2016, compared to $3.7 million for the same period in the prior year.

Provision for Loan Losses

We determined a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The Company did not record a provision for loan losses for the three months ended September 30, 2016. For the nine months ended September 30, 2016, we recorded a provision for loan losses of $444,000. For the three and nine months ended September 30, 2016, we had one loan charge-off of $344,000, and recoveries of $15,000 and $29,000, respectively.

We did not record a provision for loan losses for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, we had loan charge-offs of $18,000 and $159,000, respectively, and recoveries of $6,000 and $15,000, respectively.

Non-interest Income

The components of non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Trust income	$2,054	$3,017	$8,014	$9,146
Gain on sale of loans	1,275	568	2,114	1,552
Loan servicing fees, net	86	113	244	321
Service fees and other income	22	18	54	51
Rental income	81	77	235	232
Loss on sale of securities	-	(1)	-	(1)
	$3,518	$3,792	$10,661	$11,301

Non-interest income for the three months ended September 30, 2016 decreased $274,000, or 7.2%, compared to the same period in the prior year. The decrease was primarily due to a decrease in gain on sale of loans. Non-interest income for the nine months ended September 30, 2016 decreased $640,000, or 5.7%, compared to the same period in the prior year. The decrease was primarily due to a decrease in trust income, offset by an increase in gain on sale of loans.

Trust income is earned on the value of managed and non-managed assets held in custody. For the three and nine months ended September 30, 2016, trust income decreased $963,000, or 31.9%, and $1.1 million, or 12.4%, respectively, compared to the same periods in the prior year. The decrease in trust income is offset by a decrease in expenses due to a change in the process for paying fund manager fees. Prior to July 1, 2016, the investment managers were paid from fees the Bank collected at the client account level. Beginning in July 2016, the investment manager expenses are paid directly by the common/collective funds.

Gain on sale of loans increased $707,000, or 124.5% and $562,000, or 36.2%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, which was a result of a higher than usual volume of loans sold during the current quarter.

Loan servicing fees, net of servicing asset amortization, decreased $27,000, or 23.9%, and $77,000, or 24.0%, respectively, for the three and nine months ended September 30, 2016, compared to the same periods in the prior year. The decrease was related to the payoff of SBA loans resulting in their remaining unamortized serving asset balances being recorded in the income statement for $56,000 and $194,000 for the three and nine months ended September 30, 2016, respectively. The decrease was offset by an increase in loan servicing fees related to a higher volume of loans being serviced during 2016.

Service fees and other income for the three and nine months ended September 30, 2016 increased $4,000, or 22.2% and $3,000, or 5.9%, respectively, compared to the same periods in the prior year.

Rental income for the three and nine months ended September 30, 2016 increased $4,000, or 5.2%, and $3,000, or 1.3%, respectively, compared to the same periods in the prior year.

Non-interest Expense

The components of non-interest expense were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Salaries and employee benefits	$1,414	$1,099	$4,015	$3,459
Occupancy and equipment	219	212	652	632
Trust expenses	1,451	2,426	6,212	7,339
Professional fees	104	106	335	318
Data processing	238	215	676	632
Other	177	218	543	595
	$3,603	$4,276	$12,433	$12,975

Non-interest expense for the three and nine months ended September 30, 2016 decreased $673,000, or 15.7%, and $542,000, or 8.7%, respectively, compared to the same periods in the prior year.

Salaries and employee benefits for the three and nine months ended September 30, 2016 increased $315,000, or 28.7%, and $556,000, or 16.1%, respectively, compared to the same periods in the prior year. The increase was due to an increase in the number of employees in the loan production area, increases in incentive bonuses, annual merit increases and rate increases for health insurance.

Occupancy and equipment expenses for the three and nine months ended September 30, 2016, increased $7,000, or 3.3% and $20,000, or 3.2%, respectively, compared to the same periods in the prior year. The increase was primarily due to an increase in business property and real estate taxes.

Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. For the three and nine months ended September 30, 2016, trust expenses decreased $975,000, or 40.2%, and $1.1 million, or 15.4%, respectively, compared to the same periods in the prior year. The decrease was related to the change in fund advisor fees explained in the trust income section above.

Professional fees for the three months ended September 30, 2016 decreased $2,000, or 1.9%, compared to the same period in the prior year, and increased $17,000, or 5.3%, and for the nine months ended September 30, 2016, compared to the same period in the prior year. The increase for the nine months ended September 30, 2016 was due to an increase in legal fees.

Data processing fees for the three and nine months ended September 30, 2016 increased $23,000, or 10.7%, and $44,000, or 7.0%, respectively, compared to the same periods in the prior year. The increase was related to monthly fees pertaining to enhancements to the Company’s internet customer platform and trust processing fees.

Other expenses for the three and nine months ended September 30, 2016 decreased $41,000, or 18.8%, and $52,000, or 8.7%, respectively, compared to the same periods in the prior year. The decrease was due to decreases in advertising expense and employee recruiting expense related to loan production personnel.

Income Taxes

The Company recognized income tax expense of $798,000 and $1.5 million, for an effective income tax rate of 34.4% and 34.8%, respectively, for the three and nine months ended September 30, 2016, compared to $483,000 and $1.3 million, for an effective income tax rate of 35.4% and 33.4%, respectively, for the same periods in the prior year.

Financial Condition

Our total assets as of September 30, 2016 increased $34.2 million to $211.1 million, compared to $176.9 million as of December 31, 2015, primarily as a result of an increase in total loans, other investments and interest-bearing deposits. Net loans held for investment increased $16.7 million, or 12.1%, to $154.3 million as of September 30, 2016, compared to $137.6 million as of December 31, 2015. Loans held for sale increased $4.0 million, or 62.5%, to $10.4 million, compared to $6.4 million as of December 31, 2015. During the second quarter of 2016, the Company purchased $9.8 million of securities, held to maturity. Total deposits increased $34.8 million, or 25.4%, to $171.8 million as of September 30, 2016, compared to $137.0 million as of December 31, 2015. Shareholders’ equity increased $3.1 million, or 11.4%, to $30.3 million as of September 30, 2016, compared to $27.2 million as of December 31, 2015.

Cash and Due From Banks

Cash and due from banks decreased $221,000 to $1.4 million as of September 30, 2016, compared to $1.6 million as of December 31, 2015. The increase is a result of ordinary variances in operating cash.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

Interest-bearing deposits increased $5.6 million to $12.3 million as of September 30, 2016, compared to $6.7 million as of December 31, 2015. Interest-bearing deposits and federal funds sold allow us to meet liquidity requirements and provide temporary interest-bearing holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-Liability Committee.

As of September 30, 2016 and December 31, 2015, the Company held Federal Reserve Bank of Dallas stock of $570,000, and Federal Home Loan Bank of Dallas stock of $482,000 and $476,000, respectively. As of September 30, 2016 and December 31, 2015, we had government agency securities with amortized cost of $9.3 million and $9.2 million, respectively, and fair value of $9.3 million and $9.2 million, respectively. As of September 30, 2016 and December 31, 2015, we had mortgage-backed securities with amortized cost of $3.0 million and $3.3 million, respectively, and fair value of $3.0 million and $3.3 million, respectively.

At September 30, 2016 and December 31, 2015, securities with fair value of $10.9 million and $10.8 million, respectively, were pledged against borrowed funds at the Federal Home Loan Bank of Dallas and securities with fair value of $866,000 and $982,000, respectively, were pledged against trust deposit balances held at the Bank. One security was pledged against borrowed funds at the Federal Reserve Bank of Dallas at September 30, 2016 and December 31, 2015 with a fair value of $634,000 and $699,000, respectively.

At September 30, 2016, the Company held $9.69 million in PACE investments. These investment contracts or bonds located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period of 10 to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Each assessment is equal in priority to the other property taxes and assessments associated with the property, including local school, city, and county ad-valorem taxes. Each PACE investment has a set repayment period. Based on the purchase price of the investments, the expected weighted average yield on the investments is 6.7%.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

(In thousands)	September 30, 2016	December 31, 2015
Commercial and industrial	$79,933	$71,562
Consumer installment	3,957	2,049
Real estate – residential	5,951	6,851
Real estate – commercial	18,983	16,736
Real estate – construction and land	9,360	10,322
SBA:
SBA 7(a) unguaranteed portion	27,988	22,596
SBA 504	8,560	6,349
USDA	2,755	2,787
Other	-	1,542
Gross Loans	157,487	140,794
Less:
Allowance for loan losses	1,693	1,564
Deferred loan costs	(558)	(292)
Discount on loans	2,006	1,874
Net loans	$154,346	$137,648

As of September 30, 2016 and December 31, 2015, total loans held for investment were $154.3 million and $137.6 million, respectively. Total loans, net of deferred fees, discount and reserves as a percentage of total assets were 73.1% as of September 30, 2016 and 77.8% as of December 31, 2015.

Our commercial loan portfolio is composed of lines of credit for working capital and term loans to finance equipment and other business assets. Our lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and are supported by accounts receivable, inventory, equipment and other assets of our clients’ businesses. As of September 30, 2016 and December 31, 2015, commercial loans totaled $79.9 million and $71.6 million, respectively, representing approximately 50.7% and 50.9% of our total funded loans, respectively.

Our consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles. Our lines of credit generally have terms of one year and our term loans generally have terms of three to five years. Our lines of credit typically have floating rates. As of September 30, 2016 and December 31, 2015, consumer loans totaled $4.0 million and $2.0 million, respectively, approximately 2.5% and 1.4%, respectively, of our total funded loans.

Our real estate loan portfolio is composed of construction loans and term mortgage loans. Construction loans consist primarily of single-family residential properties, typically have terms of less than one year and have floating rates and commitment fees. Our construction loans are typically to builders who have an established record of successful project completion and loan repayment. Term mortgage loans are typically secured by commercial properties occupied by the borrower and typically have terms of three to ten years with both fixed and floating rates. At September 30, 2016 and December 31, 2015, real estate loans totaled $34.3 million and $33.9 million, respectively, approximately 21.8% and 24.1% of our total loans, respectively.

Our SBA loan portfolio consists of loans guaranteed by the Small Business Administration (“SBA 7(a)”) and conventional loans promulgated under the SBA’s 504 loan program which serve the small business community. The SBA 7(a) loans are generally guaranteed by the SBA up to 75% of the principal balance. The guaranteed portion of these loans is readily marketable on a servicing-retained basis in an active national secondary market. The Company records the guaranteed portion of the loans as held for sale. As of September 30, 2016 and December 31, 2015, SBA loans held for investment totaled $36.5 million and $28.9 million, respectively, representing approximately 23.2% and 20.5% of our total funded loans, respectively.

Our USDA loan portfolio consists of loans guaranteed by the USDA which serves rural areas. USDA loans are guaranteed up to 90% of the principal balance. As of September 30, 2016 and December 31, 2015, USDA loans held for investment totaled $2.8 million, representing approximately 1.8% and 2.0% of our total funded loans, respectively.

The Company generally does not make loans secured by collateral related to the oil and gas industry sector. As of September 30, 2016, the Company had no loans to any business whose principal activity is directly in, or closely related to, the oil and gas industry, except one such loan that is fully secured by cash collateral.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of September 30, 2016, our commercial loan and real estate loan portfolio included $70.2 million of loans, approximately 44.6% of our total funded loans, to dental professionals. These loans were made to fund practice acquisitions, practice enhancements, equipment purchases, real estate and personal borrowing needs. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated, the percentage of the total loan portfolio consisting of the foregoing concentration may remain constant or increase thereby continuing the risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following table shows the maturity/reset date distribution and type of loan within our loan portfolio as of September 30, 2016:

	As of September 30, 2016
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$7,623	$9,470	$24,262	$38,578	$-	$79,933
Consumer installment	901	2,310	-	746	-	3,957
Real estate – residential	283	5,253	311	104	-	5,951
Real estate – commercial	4,472	2,089	2,182	6,155	4,085	18,983
Real estate – construction and land	6,545	1,586	-	1,229	-	9,360
SBA 7(a) unguaranteed portion	26,571	-	799	618	-	27,988
SBA 504	6,340	-	2,220	-	-	8,560
USDA	1,786	-	969	-	-	2,755
Total	$54,521	$20,708	$30,743	$47,430	$4,085	$157,487

Non-performing Assets and Restructured Loans

Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of September 30, 2016, we had no loans 90 days or more past due and still accruing interest and $50,000 in loans on non-accrual status. At December 31, 2015, we had no loans 90 days or more past due and still accruing interest and $443,000 in loans on non-accrual status, net of SBA guaranteed portion of $477,000. There was no OREO at September 30, 2016 and December 31, 2015. Total non-performing assets, net of SBA guaranteed portion, as of September 30, 2016 were $50,000, compared to $443,000 as of December 31, 2015.

During the second quarter of 2015, the Company repurchased the guaranteed portion of a defaulted SBA loan with a balance of $477,000.  During the second quarter of 2016, the Company received proceeds from SBA to pay off the balance of this defaulted loan.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have doubts as to the ability of the borrower to comply with the present loan payment terms and that may result in the inclusion of such loan in one of the non-performing asset categories. We maintain an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “pass-watch” are those loans that have been determined to require enhanced monitoring for potential weaknesses and require further investigation. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, that may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on non-accrual status, or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At September 30, 2016, the Company had $308,000 in pass-watch loans, no special mention loans, $436,000 in substandard loans and no doubtful loans. At December 31, 2015, the Company had no pass-watch loans, $1.1 million in special mention loans, $1.3 million in substandard loans and no doubtful loans.

The following table sets forth certain information regarding non-accrual loans by type, loans past due 90 days and accruing, OREO and restructured loans accruing as of the dates indicated.

	September 30, 2016		December 31, 2015
(In thousands, except percentages)	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Commercial and industrial	$50	0.02%	$443	0.25%
SBA	-	-	477	0.27
Total non-accrual loans	$50	0.02%	$920	0.52%
SBA guaranteed portion	-	-	(477)	(0.27)
Total non-accrual loans, net	50	0.02	443	0.25
Loans past due 90 days and accruing	-	-	-	-
Foreclosed assets	-	-	-	-
Total non-performing assets	$50	0.02%	$443	0.25%
Restructured loans on non-accrual	$12	0.01%	$381	0.22%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $23,000 and $72,000 during the nine months ended September 30, 2016 and 2015, respectively. Interest not recognized on impaired loans during the three and nine months ended September 30, 2016 and 2015 was not significant.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Our allowance for loan losses was $1.7 million, or 1.1% of total funded loans, at September 30, 2016, and $1.6 million, or 1.14% of total funded loans, at December 31, 2015. We recorded a provision for loan losses of $444,000 for the nine months ended September 30, 2016. We did not record a provision for loan losses for the nine months ended September 30, 2015.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be fully or partially uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. We had one commercial and industrial loan charge-off of $344,000, and recoveries of $29,000 during the nine months ended September 30, 2016. We had one SBA loan charge-off of $159,000, and recoveries of $15,000 during the nine months ended September 30, 2015.

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

(In thousands, except percentages)	September 30, 2016		December 31, 2015
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$949	50.8%	$878	50.8%
Consumer installment	19	2.6	26	1.5
Real estate – residential	71	3.8	86	4.9
Real estate – commercial	225	12.0	210	11.9
Real estate – construction and land	112	5.9	130	7.3
SBA	270	23.2	214	20.5
USDA	-	1.7	-	2.0
Other	-	-	20	1.1
Unallocated	47	-	-	-
Total allowance for loan losses	$1,693	100.0%	$1,564	100.0%

Deposits

Deposits are our primary source of funding. Total deposits at September 30, 2016 and December 31, 2015 were $171.8 million and $137.0 million, respectively. Total average deposits increased $23.6 million for the nine months ended September 30, 2016, to $163.3 million, compared to $139.7 million for the nine months ended September 30, 2015.

The following table shows the average deposit balances and average cost of funds for each category of deposits, for the periods ended September 30, 2016 and 2015:

	For the nine months ended September 30,
	2016			2015
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$26,585	16.3%	0.00%	$24,068	17.2%	0.00%
NOW accounts	6,529	4.0	0.29	5,380	3.8	0.30
Money market accounts	37,027	22.7	0.49	36,976	26.5	0.49
Savings accounts	5,771	3.5	0.51	4,707	3.4	0.48
Time deposits $100,000 and over	83,466	51.1	1.07	64,709	46.3	0.93
Time deposits under $100,000	3,940	2.4	0.98	3,888	2.8	1.07
Total deposits	$163,318	100.00%	0.71%	$139,728	100.00%	0.62%

The following table sets forth the amount and maturities of the certificates of deposit of $100,000 or more as of the dates indicated:

(In thousands)	September 30, 2016	December 31, 2015
Three months or less	$17,505	$18,884
Over three months through six months	19,595	6,763
Over six months through twelve months	22,973	19,967
Over twelve months	22,445	20,924
Total	$82,518	$66,538

Shareholders’ Equity

As of September 30, 2016, shareholders’ equity increased to $30.2 million from $27.2 million as of December 31, 2015. The increase was due to comprehensive income of $2.9 million and stock-related compensation of $173,000 for the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank had any material off-balance sheet arrangements other than the Bank’s commitments to extend credit at September 30, 2016.

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

In addition, the rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums, as set forth in the table below. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk weighted assets. As of September 30, 2016, the Bank was “well capitalized” under the Basel III regulatory framework.

(In thousands)	Actual		Minimum Capital Required Under Basel III Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Total Capital (to Risk Weighted Assets)	$30,746	17.18%	$15,439	8.625%	$17,900	10.00%

Tier 1 Capital (to Risk Weighted Assets)	29,052	16.23	11,859	6.625	14,320	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	29,052	16.23	9,174	5.125	11,635	6.50

Tier 1 Capital (to Average Assets)	29,052	13.92	8,351	4.00	10,439	5.00

As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$27,813	18.33%	$12,139	8.00%	$15,173	10.00%

Tier 1 Capital (to Risk Weighted Assets)	26,249	17.30	9,104	6.00	12,139	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	26,249	17.30	6,828	4.50	9,863	6.50

Tier 1 Capital (to Average Assets)	26,249	15.02	6,994	4.00	8,742	5.00

Liquidity Management

At September 30, 2016, the Company (excluding the Bank) had approximately $820,000 in cash. These funds can be used for Company operations, investment, for infusion into the Bank and other corporate activities. The primary source of liquidity for the Company is dividends paid by the Bank. Banking regulations limit the amount of dividends that may be paid. See Note 15 – Regulatory Matters to the financial statements included elsewhere in this report regarding dividends available for declaration.

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

At September 30, 2016, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $25.1 million and $10,000 in standby letters of credit. Certificates of deposit that are scheduled to mature within one year totaled $62.1 million at September 30, 2016.

The Bank’s significant contractual obligations and other potential funding needs at September 30, 2016 consist of:

	As of September 30, 2016
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years
Operating leases	$23	$-	$-	$-

Time deposits	$62,091	$23,140	$1,257	$-

As of September 30, 2016, the Company had cash and cash equivalents of $13.7 million, or 6.5% of total assets, and loans held for sale of $10.4 million, or 4.9% of total assets. Liquidity is also provided through the Bank’s lines of credit with the Federal Home Loan Bank of Dallas and the Federal Reserve Bank of Dallas, which provide the Bank with a source of off-balance sheet liquidity. As of September 30, 2016, the Bank’s borrowing capacity with the Federal Home Loan Bank of Dallas was $21.0 million, or 10.0% of assets, of which $7.0 million was utilized at September 30, 2016. The Bank’s borrowing capacity with the Federal Reserve Bank of Dallas was $19.7 million, or 9.3% of assets, none of which was utilized at September 30, 2016.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. As of September 30, 2016, the loan to deposit ratio was 89.8%. Through our trust department, we serve as trustee or custodian for $48.1 million in cash deposits held at BlackRock, Inc. in a money market fund. As of September 30, 2016, approximately $31.4 million could be held at the Bank in deposit accounts fully insured by the FDIC. As of September 30, 2016, deposits of $3.1 million were held at the Bank. With additional advances available from the Federal Home Loan Bank of Dallas and Federal Reserve Bank of Dallas and the custodial cash available through the Bank’s trust department, the Bank has off-balance sheet liquidity available of 29.4% of total assets as of September 30, 2016. We believe that the Bank has adequate liquidity to meet anticipated future funding needs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because the registrant is a smaller reporting company, disclosure under this item is not required.

Item 4. Controls and Procedures

As of the end of the period covered by this Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon their controls evaluation, our principal executive officer and principal financial officer have concluded that our Disclosure Controls are effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Agreement and Plan of Merger by and between T Acquisition, Inc. and T Bancshares, Inc., and joined in by Tectonic Advisors, LLC, dated as of November 10, 2016 (incorporated by reference from the Current Report on Form 8-K filed on November 10, 2016 (File No. 000-51297)) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  T Bancshares, Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.)

3.1	Articles of Incorporation (incorporated by reference from the Quarterly Report on Form 10-Q filed on August 14, 2007 (File No. 000-51297))
3.2	Bylaws (incorporated by reference from the Current Report on Form 8-K filed on April 30, 2008 (File No. 000-51297))
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32	Section 1350 Certification*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Date: November 14, 2016	By:	/s/ Patrick Howard

Patrick Howard President and Chief Executive Officer/Principal Executive Officer

	By:	/s/ Ken Bramlage

Ken Bramlage Executive Vice President and Chief Financial Officer/Principal Financial Officer