Form 10-K
period 2016-12-31
T Bancshares, Inc.
filed 2017-03-29
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10−K

☒ ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $23.2 million.

The number of common shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,051,657 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of March 29, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2017Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in “Item 1A-Risk Factors” and the following:

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

Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 1.	Business.

General

T Bancshares, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated under the laws of the State of Texas on December 23, 2002 to serve as the bank holding company for T Bank, N.A., a national association (the “Bank”), which opened on November 2, 2004. The Bank operates through a main office located at 16200 Dallas Parkway, Dallas, Texas. Other than its ownership of the Bank, the Company conducts no material business.

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

As of December 31, 2016, the Company had, on a consolidated basis, approximately $213.1 million in assets, $158.7 million in total loans and $174.7 million in deposits.

Definitive Agreement with Tectonic Acquisition, Inc.

On November 10, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with T Acquisition, Inc. (“Parent”), and joined in by Tectonic Advisors, LLC (“Tectonic”), pursuant to which Parent will acquire the Company through the merger of a wholly-owned subsidiary of Parent with and into the Company (the “Merger”), with the Company surviving the Merger.

In connection with the Merger, holders of the Company’s common stock will be entitled to receive an amount in cash consisting of two payments that, based on the Company’s Adjusted Equity (as defined in the Merger Agreement) at December 31, 2016, would have totaled approximately $10.3036 per share:

•
Special Dividend.  The first payment is a special dividend to be paid by The Company to each holder of record of common stock as of a date just prior to closing in an amount by which the Company’s Adjusted Equity as of a date just prior to closing exceeds $20,000,000.  Based on the Company’s estimated, unaudited shareholders’ equity as of December 31, 2016, the special dividend would have equaled approximately $2.2761 per share. The special dividend will increase (or decrease) based on the Company’s net income (or net losses) from December 31, 2016 to a date just prior to closing.

•
Per Share Merger Consideration. The second payment is the per share merger consideration to be paid by Parent for each share of T Bancshares common stock issued and outstanding immediately prior to the effect time of the Merger equal to approximately $8.0275 per share, subject to adjustment.

The Merger was approved by shareholders of the Company on March 10, 2017 and is subject to customary closing conditions, including the receipt of regulatory approvals.

The Merger is currently expected to be completed in the second quarter of 2017.

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

Lending Services

Lending Policy

We offer a full range of lending products, including commercial loans to small- to medium-sized businesses and professional concerns, real estate loans and consumer loans. We compete for these loans with competitors who are well established in our primary market area and have greater resources and lending limits. As a result, we currently offer more flexible pricing and terms to attract borrowers.

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

Real Estate Loans

The Bank makes owner occupied and non-owner occupied commercial real estate loans, residential and commercial construction and development loans, and residential real estate loans.

•
Commercial real estate. Commercial real estate loan terms generally are limited to 25 years or less. Interest rates may be fixed or adjustable, although rates typically are not fixed for loans with maturity dates exceeding 10 years. The Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, tenant vacancy rates and the quality of the borrower’s management.

•
Construction and development loans. We make construction and development loans on owner occupied real estate, pre-sold or leased, and speculative basis. If the borrower has entered into an agreement to sell or lease the property prior to beginning construction, then the loan is considered to be pre-sold or leased. If the borrower has not entered into an agreement to sell or lease the property prior to beginning construction, then the loan is considered to be speculative. Construction and development loans are generally made with a 12 to 18 months and interest is paid monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards and applicable regulations. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include, without limitation, fluctuations in the value of real estate, the financial condition of the buyer on a presold basis and of the borrower on a speculative basis, and the ability of the borrower and/or the borrower’s contractor(s) to complete the project timely and within the estimated budget.

•
Residential real estate. The Bank’s residential real estate loans consist of loans to acquire and renovate existing homes for subsequent re-sale, residential new construction loans, residential loans purchased in the secondary market, residential rental properties, and on a limited basis, traditional mortgage lending for one-to-four family owner occupied property. All loans are made in accordance with the Bank’s appraisal and loan policy with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 80%. We believe these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Government Enhanced Small Business Lending

The Bank originates and services commercial and real estate loans under programs guaranteed by the U.S. Small Business Administration and the U.S. Department of Agriculture. The principal balance of these loans is generally guaranteed 75% by these agencies. These loans generally offer borrowers more flexible terms and conditions not available for conventional commercial loans. Examples of more flexible terms include longer amortization periods, lower required down payments, and less borrower operating history. These loans are generally secured by equipment, real estate, and other tangible collateral. Loan-to-value ratios may, in some instances, be higher than conventional loans. Loans secured by business assets that do not include real estate have terms that are generally ten years or less and are fully amortizing. Loans secured by real estate as the principal collateral are generally twenty five years or less and are also fully amortizing. Most loans are adjustable rate loans but may be fixed for the term of the loan. Repayment of the loans is based on an analysis of the borrower’s ability to generate sufficient income from operations. This analysis may rely more heavily on projected future earnings than on conventional loans. The Bank also analyzes the industry sector to determine the feasibility of the projected income.

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

Portfolio Composition

The following table sets forth the composition of the Bank’s loan portfolio at December 31, 2016. Loan balances do not include undisbursed loan proceeds, unearned income, sold guaranteed portions of loans held for sale, or allowance for loan losses.

Portfolio Percentage at December 31, 2016
Commercial and industrial	51%
Real Estate – residential	4%
Real Estate - commercial	12%
Real Estate – construction	4%
SBA 7a	19%
SBA 504	6%
USDA	2%
Consumer installment	2%
100%

Investments

The Bank invests a portion of its assets in U.S. Treasuries, U.S. government agency securities, mortgage-backed securities, direct obligations of quasi government agencies including Fannie Mae, Freddie Mac, and the Federal Home Loan Bank, Property Assessed Clean Energy assets and federal funds sold. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Bank’s investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset deposit fluctuations. The Bank’s Asset-Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by the Board of Directors.

Deposit Services

Deposits are the major source of the Bank’s funds for lending and other investment activities. Additionally, we also generate funds from loan principal repayments and prepayments. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. The Bank considers the majority of its regular savings, demand, NOW, and money market deposit accounts to be core deposits. These accounts comprised approximately 55% of the Bank’s total deposits at December 31, 2016. The Bank’s remaining deposits were composed of time deposits less than $100,000, which comprised 2% of total deposits, and time deposits of $100,000 and greater, which comprised approximately 43% of total deposits at December 31, 2016. The Bank believes it is very competitive in the types of accounts and interest rates we offer on deposit accounts, in particular money market accounts and time deposits. We actively solicit these deposits through personal solicitation by our officers and directors, through deposit referral services, and through our Internet banking strategy.

Trust Services

The Bank offers traditional fiduciary services, such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. The Bank’s trust department works with our customers and their financial advisors to define objectives, goals and strategies for their investment portfolios and tailor their investment portfolios accordingly. As of December 31, 2016, the Bank had approximately $1.2 billion in trust assets under management.

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

Employees

The success of the Bank depends, in significant part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank currently has 42 full-time equivalent employees. None of the Bank’s employees are represented by a collective bargaining agreement. The Bank believes that its relations with its employees are good.

Other Available Information

We file or furnish with the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports required by Section 13(a) or 15(d) of the Exchange Act. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains our reports, proxy statements, and other information that we file electronically with the SEC.

In addition, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports required by Section 13(a) or 15(d) of the Exchange Act are available through our Internet website, www.tbank.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained on or accessible through our website are not intended to be incorporated into this Form 10-K.

SUPERVISION AND REGULATION

General

Set forth below is a description of the significant elements of the laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Moreover, notwithstanding the recent presidential election, these statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company or its principal subsidiary, the Bank, could have a material effect on our business.

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

Change in Bank Control Act. The Change in Bank Control Act of 1978, as amended (the “Change in Bank Control Act”), and the related regulations of the Federal Reserve require any person or groups of persons acting in concert (except for companies required to make application under the Bank Holding Company Act), to file a written notice with the Federal Reserve or, acting under delegated authority, the appropriate Federal Reserve Bank, before the person or group acquires control of the Company. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the Change in Bank Control Act where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Exchange Act, such as the Company, or such ownership interest is greater than the ownership interest held by any other person or group.

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

Deposit Insurance. The FDIC insures the deposits of federally insured banks, such as the Bank, and thrifts, up to prescribed statutory limits for each depositor through the Deposit Insurance Fund (DIF) and safeguards the safety and soundness of the banking and thrift industries. The Dodd-Frank Act set the standard maximum deposit insurance amount to $250,000. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. In accordance with the Dodd-Frank Act, the FDIC insurance premium is based on an institution’s total assets minus its Tier 1 capital.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment ranges for all institutions were adjusted downward. After the effect of potential base-rate adjustments, the total base assessment rate was reduced for insured institutions of less than $10 billion in total assets to a range of 1.5 to 30 basis points on an annualized basis. This adjustment resulted in a slightly lower cost for the Bank in 2016.

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

The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, results in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and will increase by that amount each subsequent January 1 until fully implemented on January 1, 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio.

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank after the full phase-in period are summarized in the table below.

	BASEL III Minimum for Capital Adequacy Requirements	BASEL III Additional Capital Conservation Buffer	BASEL III Ratio with Capital Conservation Buffer
Total Risk Based Capital (total capital to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Risk Based Capital (tier 1 to risk weighted assets)	6.0%	2.5%	8.5%
Tier 1 Leverage Ratio (tier 1 to average assets)	4.0%	-%	4.0%
Common Equity Tier 1 Risk Based (CET1 to risk weighted assets)	4.5%	2.5%	7.0%

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including our subsidiary bank, if their capital levels do not meet certain thresholds. These revisions were effective January 1, 2015. The prompt correction action rules now include the CET1 capital component and increase certain other capital requirements for the various thresholds. As of January 1, 2015, insured depository institutions are required to meet the following capital levels in order to qualify as “well capitalized:” (i) a Total risk-based capital ratio of 10%(unchanged from current rules); (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a Tier 1 leverage ratio of 5% (unchanged from current rules); and (iv) a CET1 risk-based capital ratio of 6.5%. Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the fully phased-in Basel III capital ratios. As of December 31, 2016, the Company’s regulatory capital ratios and those of the Bank are in excess of the levels established for “well capitalized” institutions under the Basel III Rules.

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

The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which affects the calculation of risk-based ratios. Under the Basel III Rules, higher or more sensitive risk weights are assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on non-accrual, foreign exposures and certain corporate exposures. In addition, these Rules include greater recognition of collateral and guarantees and revised capital treatment for derivatives and repo-style transactions.

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

Restrictions on Transactions with Affiliates and Loans to Insiders

The Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act(the “Affiliates Act”), as such provisions are made applicable to state non-member banks by Section 18(i) of the Federal Deposit Insurance Act. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank.

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

Concentrated Commercial Real Estate Lending Regulations

The federal banking agencies, including the Comptroller have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “Statement on Prudent Risk Management for Commercial Real Estate Lending”. As of December 31, 2016, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the recently published policy statement.

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

Other Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implement regulations, including but not limited to the Truth in Savings Act, Electronic Funds Transfer Act, Expedited Funds Availability Act, the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the National Flood Insurance Act and various other federal and state privacy protection laws. On May 10, 2016, the Financial Crimes Enforcement Network issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their Bank Secrecy Act and Anti-Money Laundering policies. The final rule adds a requirement to understand the nature and purpose of customer relationships and identify the “beneficial owner” of legal entity customers. The formal implementation date is May 11, 2018. Failure to comply in any material respect with any of these laws could subject the Bank to lawsuits and could also result in administrative penalties, including fines and reimbursements. The Company and the Bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply in any material respect with any of these laws and regulations could subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

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

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978 and its amendment, the Fair and Accurate Credit Transactions Act of 2003, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws;
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

An investment in our common stock involves certain risks. You should carefully consider the following risk factors and all other information contained in this Form 10-K. The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Our allowance for loan loss may not be sufficient to absorb actual losses.

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

The failure to complete the Merger could negatively impact our business.

There is no assurance that the conditions to the Merger will be satisfied in a timely manner, or at all, or that the Merger will occur. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the Merger Agreement will not occur. If the Merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. In addition, if the Merger were not to occur, under certain circumstances defined in the Merger Agreement, such as the Company entering into a merger or acquisition agreement with another company, we may be required to pay a termination fee of $1.5 million. Certain costs associated with the Merger, which were incurred subsequent to December 31, 2016, may be payable even if the Merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, if the Merger is not completed.

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

The Basel III Rules establish a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The Basel III Rules increase capital ratios for all banking organizations and introduce a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The Basel III Rules assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The Basel III Rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised the one-time option in the first quarter of 2015 to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculation in order to reduce the impact of market volatility on our regulatory capital levels. The Basel III Rules also include changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a two-year transition period.

The Basel III Rules became effective for us on January 1, 2015. As of December 31, 2016, we were in compliance with all of these requirements, including the full capital conservation buffer.

Although we currently cannot predict the specific impact and long-term effects that the Basel III Rules will have on our Company and the banking industry more generally, the Company is now required to maintain higher regulatory capital levels which could impact our operations, net income and ability to grow. Furthermore, if the Company fails to comply with the minimum capital requirements, our regulators may take formal or informal actions against us which could restrict our future growth or operations.

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

We offer traditional fiduciary services such as serving as executor, trustee, agent, administrator or custodian for individuals, nonprofit organizations, employee benefit plans and organizations. As of December 31, 2016, the Bank had approximately $1.2 billion in trust assets under management. To date, virtually all of the growth in our assets under management relates to a registered investment advisor who has advised its clients of the existence of our trust services. We have not compensated the registered investment advisor in any way for making its clients aware of our trust services and cannot assure you that the investment advisor will continue to notify its clients of our trust services or that those clients will open trust accounts at the Bank. Furthermore, the level of assets under management is significantly impacted by the market value of the assets. In addition, we are subject to regulatory supervision with respect to these trust services that may restrain our growth and profitability.

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

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2016, our loan portfolio included $71.6 million of loans, approximately 44.2% of our total funded loans, to the dental industry, including practice acquisition loans, dental equipment loans, and dental facility loans. We had one loan charge-off of $345,000, representing 0.5% of year end dental portfolio assets during 2016, and we had no charge-offs during 2015 in our dental portfolio assets. We believe that these loans are conservatively underwritten to credit worthy borrowers and are diversified geographically. However, to the extent that there is a decline in the dental industry in general, we may incur significant losses in our loan portfolio as a result of this concentration.

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

Although we believe that the Bank will be a successful competitor in the area’s financial services market, our inability to compete effectively with other financial institutions serving our target banking market could have a material adverse effect on the Bank’s growth and profitability.

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

Our per customer lending limit at December 31, 2016 was approximately $4.8 million, subject to further reduction based on regulatory criteria. Accordingly, the size of loans which we can offer to potential customers is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market area. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

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

The repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. If interest rates begin to rise, the Company’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company’s financial condition and results of operations.

System failure or cyber security breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

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

Finally, the Obama Administration released an executive order, Improving Critical Infrastructure Cybersecurity, referred to as the Executive Order, which is focused primarily on government actions to support critical infrastructure owners and operators in protecting their systems and networks from cyber threats. The Executive Order also will steer certain private sector companies to comply voluntarily with the Cybersecurity Framework. In response to the Executive Order, the FFIEC has published cybersecurity guidance on its website, along with observations from recent cybersecurity assessments. These assessments were conducted with the goal of identifying gaps in the regulators’ examination procedures and training that can be used to strengthen the oversight of cybersecurity readiness. The implementation of any recommended guidance could require us to incur additional costs.

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

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TBNC”; however, we have no ability to ensure that an active market will exist in the future or that shares can be liquidated without delay. The average daily trading volume in our stock during 2016 was 1,345 shares.

We do not anticipate paying dividends for the foreseeable future.

If the Merger does not occur, we do not anticipate dividends will be paid on our common stock for the foreseeable future. The Company is largely dependent upon dividends paid by the Bank to provide funds to pay cash dividends if and when the board of directors may declare such dividends. Our future earnings may not be sufficient to satisfy regulatory requirements and permit the legal payment of dividends to shareholders at any time in the future. Even if we could legally declare dividends, the amount and timing of such dividends would be at the sole discretion of our board of directors.

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

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Form 10-K. As a result, if you acquire our common stock, you may lose some or all of your investment.

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

As of December 31, 2016, we also leased office space located at 850 E. Highway 114, Southlake, Texas, which is approximately 15 miles northwest of the main office. The space is 2,245 square feet on the second floor of a two story, commercial building in a developed commercial center. The lease for this office began on February 1, 2007 for a term of 120 months. On May 1, 2013, the Bank entered into a sub-lease agreement covering its entire space located at 850 E. Highway 114, Southlake, Texas. The term of the sub-lease ran concurrently with the term of the Bank’s primary lease expiring on February 28, 2017. We did not renew the lease and sub-lease agreements.

Item 3.	Legal Proceedings.

The Bank is involved, from time to time, in various legal actions arising in the normal course of its business. Based on the information presently available, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

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

	High	Low
2016
Fourth Quarter	$10.00	$7.30
Third Quarter	$7.60	$7.00
Second Quarter	$7.45	$6.50
First Quarter	$6.96	$6.51

2015
Fourth Quarter	$7.35	$6.80
Third Quarter	$7.01	$6.70
Second Quarter	$7.30	$6.80
First Quarter	$7.00	$6.22

On March 15, 2017, we had 293 holders of record of our common stock.

Dividends

It is the policy of our Board of Directors to reinvest earnings for such period of time as is necessary to ensure our successful operations. Other than in connection with the Merger, there are no current plans to initiate payment of cash dividends, and future dividends will depend on our earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by our Board of Directors. In addition, we are subject to regulatory restrictions on our payment of dividends. For more information regarding the Company’s ability to pay dividends, please refer to the “Supervision and Regulation” section under Item 1.

Item 6.	Selected Financial Data.

Because we are a smaller reporting company, disclosure under this item is not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Item 1—Business—Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our audited consolidated financial statements and the notes to our audited consolidated financial statements included elsewhere in this Form 10-K. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those listed under “Item 1A—Risk Factors.”

Introduction

We are a bank holding company headquartered in Dallas, Texas, offering a broad array of banking services through our wholly owned banking subsidiary, T Bank, N.A.

Business Strategy

We believe we can effectively compete as a community bank in our market area and the niche markets we serve. We focus our marketing efforts in three areas. We serve our local geographic market which is the Dallas - Fort Worth metropolitan area. We serve the dental and other health professional industries through a centralized loan and deposit platform that operates out of our main office in Dallas, Texas. We serve the small business community by offering loans guaranteed by the SBA as well as the USDA through a national network of employee Business Development Officers who operate from their homes or executive office suites. We offer a broad range of commercial and consumer banking services primarily to small to medium-sized businesses and their employees. Because of our technological capabilities, including worldwide free automated teller machine (“ATM”) withdrawals, sophisticated on-line banking capabilities, electronic funds transfer capabilities, and economical remote deposit solutions, we believe we can be the primary bank for most customers no matter where they are located. We believe that meeting the needs of our customers and making their banking experience more efficient leads to increased customer loyalty. In addition to our traditional banking services, we offer trust services to individuals and benefit plans.

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

Definitive Agreement with Tectonic Acquisition, Inc.

On November 10, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with T Acquisition, Inc. (“Parent”), and joined in by Tectonic Advisors, LLC (“Tectonic”), pursuant to which Parent will acquire the Company through the merger of a wholly-owned subsidiary of Parent with and into the Company (the “Merger”), with the Company surviving the Merger.

In connection with the Merger, holders of the Company’s common stock will be entitled to receive an amount in cash consisting of two payments that, based on the Company’s Adjusted Equity (as defined in the Merger Agreement) at December 31, 2016, would have totaled approximately $10.3036 per share:

•
Special Dividend.  The first payment is a special dividend to be paid by the Company to each holder of record of common stock as of a date just prior to closing in an amount by which the Company’s Adjusted Equity as of a date just prior to closing exceeds $20,000,000.  Based on the Company’s estimated, unaudited shareholders’ equity as of December 31, 2016, the special dividend would have equaled approximately $2.2761 per share. The special dividend will increase (or decrease) based on the Company’s net income (or net losses) from December 31, 2016 to a date just prior to closing.

•
Per Share Merger Consideration. The second payment is the per share merger consideration to be paid by Parent for each share of the Company’s common stock issued and outstanding immediately prior to the effect time of the Merger equal to approximately $8.0275 per share, subject to adjustment.

The Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of the Company.

The Merger was approved by shareholders of the Company on March 10, 2017 and is subject to customary closing conditions, including the receipt of regulatory approvals.

The Merger is currently expected to be completed in the second quarter of 2017.

2016 Executive Overview

Financial Highlights

The following were significant factors related to 2016 results as compared to 2015.

Net income for 2016 was $4.0 million, or $0.98 per diluted common share, compared to $3.3 million, or $0.81 per diluted common share in 2015. Net income before income tax for 2016 was $6.2 million compared to $5.1 million for 2015. The Company recorded income tax expense of $2.2 million and $1.8 million for years ended 2016 and 2015, respectively. For the year ended December 31, 2016, return on average assets was 1.98% and return on average equity was 14.10%. For the year ended December 31, 2015, return on average assets was 1.93% and return on average equity was 13.37%.

Net interest income increased $1.5 million for the year ended December 31, 2016 to $8.9 million, compared to $7.4 million for the year ended December 31, 2015. The increase was primarily due to an increase in average interest-earning assets during 2016. Net interest margin increased from 4.61% in 2015 to 4.64% in 2016.

Non-interest income decreased $1.0 million for the year ended December 31, 2016 to $13.9 million, compared to $14.9 million for the year ended December 31, 2015.The decrease was primarily due to a decrease of $1.9 million in trust management fees, offset by an increase of $1.1 million in gain on sale of loans.

Non-interest expense decreased $1.2 million for the year ended December 31, 2016 to $16.0 million, compared to $17.2 million for the year ended December 31, 2015. The decrease was primarily due to a decrease of $2.0 million in trust consulting fees, offset by an increase of $700,000 in salaries and employee benefits.

The Company recorded a provision for loan losses of $589,000 for the year ended December 31, 2016.There was no provision for loan losses in 2015. The Company had net charge-offs of $458,000 and $131,000 for the years ended December 31, 2016 and 2015, respectively.

Total assets at December 31, 2016 increased $36.2 million, or 20.5%, to $213.1 million, compared to $176.9 million at December 31, 2015. This increase was due to an increase in commercial and SBA loans. Our loans held for investment increased $21.1 million, or 15.3%, to $158.7 million as of December 31, 2016, compared to $137.6 million as of December 31, 2015, along with an increase of $9.6 million in securities held to maturity and a $4.8 million increase in loans held for sale.

The book value of our common stock increased to $7.69 per share at December 31, 2016, compared to $6.74 per share at December 31, 2015.

Non-performing assets, net of SBA guaranteed loans, decreased $404,000, from $443,000 as of December 31, 2015, to $39,000 as of December 31, 2016.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required by considering the collectability of loans based on historical experience and the borrower’s ability to repay, the nature and volume of the portfolio, information about specific borrower situations and the estimated value of any underlying collateral, economic conditions and other factors. The allowance consists of general and specific reserves. The specific component relates to loans that are individually evaluated and determined to be impaired. This evaluation is often based on significant estimates and assumptions due to the level of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to change. The general component relates to the entire group of loans that are evaluated in the aggregate based primarily on industry historical loss experience adjusted for current economic factors. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate. As of December 31, 2016, the allowance for loan losses was $1.7 million, which represented approximately 1.1% of total loans.

Securities available for sale

Securities available for sale are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.

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

Income taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Prior to 2013, the Company had provided a 100% valuation allowance for its net deferred tax asset due to the Company’s recent net operating loss history. No valuation allowance for deferred tax assets was recorded at December 31, 2016 and 2015, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings for the years 2012 through 2016. Positions taken by the Company in preparing the consolidated federal tax return are subject to the review of the Internal Revenue Service or to reinterpretation based on management’s ongoing assessment of facts and evolving case law, and as such, positions taken by management could result in a material adjustment to the financial statements.

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

For the years ended December 31, 2016 and 2015, we recorded expense of $102,000 and $40,000, respectively, for outstanding option grants.

For the years ended December 31, 2016 and 2015, we recorded expense of $97,000 and $58,000, respectively, for service shares of the Company’s common stock which were awarded to the directors in 2016 and 2015 totaling 13,750 and 7,975, respectively.

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

At December 31, 2016, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. Securities held to maturity consisted of Property Assessed Clean Energy investments. These investment contracts or bonds located in California and Florida, originate under a contractual obligation between the property owners, the local county administration, and a third-party administrator and sponsor. The assessments are created to fund the purchase and installation of energy saving improvements to the property such as solar panels. Generally, as a property assessment, the total assessment is repaid in installments over a period of 10 to 15 years by the then current property owner(s). Each installment is collected by the County Tax Collector where the property is located. The assessments are an obligation of the property. Each assessment is equal in priority to the other property taxes and assessments associated with the property, including local school, city, and county ad-valorem taxes. Restricted securities consisted of Federal Reserve Bank of Dallas (“FRB”) stock, having an amortized cost and fair value of $570,000 as of December 31, 2016, and Federal Home Loan Bank of Dallas (“FHLB”) stock, having an amortized cost and fair value of $484,000 as of December 31, 2016. The weighted average yield for the securities was 3.55% for the year ended December 31, 2016.

At December 31, 2015, securities available for sale consisted of U.S. government agency securities and mortgage-backed securities guaranteed by U.S. government agencies. The Company had no securities held to maturity. Restricted securities consisted of FRB stock, having an amortized cost and fair value of $570,000 as of December 31, 2015, and FHLB stock, having an amortized cost and fair value of $475,500 as of December 31, 2015. The weighted average yield for the securities was 2.16% for the year ended December 31, 2015.

The following presents the amortized cost and fair values of the securities portfolio as of the dates indicated:

	As of December 31,
	2016		2015
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$8,247	$7,961	$9,155	$9,162
Mortgage-backed securities	2,844	2,792	3,284	3,290
Securities held to maturity:
Property assessed clean energy	9,668	9,668	-	-
Securities, restricted:
Other	1,054	1,054	1,046	1,046
Total	$21,813	$21,475	$13,485	$13,498

The following tables summarize the maturity distribution schedule with corresponding weighted-average yields of securities available for sale and securities held to maturity as of December 31, 2016. Yields are calculated based on amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Other securities classified as restricted include stock in the FRB and the FHLB, which have no maturity date. These securities have been included in the total column only and are not included in the total yield.

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government agencies	$-	-%	$1,019	1.00%	$6,686	2.23%	$542	3.94%	$8,247	2.19%
Mortgage-backed securities	-	-	-	-	1,635	2.46	1,209	2.12	2,844	2.31
Total	$-	-%	$1,019	1.00%	$8,321	2.28%	$1,751	2.68%	$11,091	2.22%
Securities held to maturity:
Property assessed clean energy	$-	-%	$370	4.53%	$4,522	5.84%	$4,776	7.18%	$9,668	6.46%
Securities, restricted:
Other	$-	-%	$-	-%	$-	-%	$-	-%	$1,054	-%

Loan Portfolio Composition

Total loans held for investment increased $21.1 million, or 15.0%, to $161.9 million at December 31, 2016, compared to $140.8 million at December 31, 2015. Commercial and industrial loans comprise the largest group of loans in our portfolio amounting to $81.9 million, or 50.6% of the total loan portfolio, at December 31, 2016, compared to $71.6 million, or 50.8% of the total loan portfolio, at December 31, 2015. At December 31, 2016, SBA loans totaled $39.7 million, or 24.6% of the total loan portfolio, compared to $28.9 million, or 20.8%, at December 31, 2015. At December 31, 2016, commercial real estate loans totaled $26.4 million, or 16.3% of the total loan portfolio, compared to $27.1 million, or 19.2%, at December 31, 2015. The following table sets forth the composition of our loans held for investment:

	As of December 31,
(In thousands, except percentages)	2016		2015
Commercial and industrial	$81,945	50.6%	$71,562	50.8%
Consumer installment	3,749	2.3%	2,049	1.5%
Real estate – residential	6,531	4.0%	6,851	4.9%
Real estate – commercial	20,042	12.4%	16,736	11.9%
Real estate – construction and land	6,335	3.9%	10,322	7.3%
SBA 7(a) unguaranteed portion	29,859	18.5%	22,596	16.0%
SBA 504	9,825	6.1%	6,349	4.5%
USDA	3,589	2.2%	2,787	2.0%
Other	6	0.0%	1,542	1.1%
Total Loans	$161,881	100.0%	$140,794	100.0%

The Company records the guaranteed portion of the SBA 7(a) and USDA loans as held for sale at the lower of cost or market value. Loans held for sale totaled $11.2 million and $6.4 million at December 31, 2016 and 2015, respectively.

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2016, our loan portfolio included $71.6 million of loans, approximately 44.2% of our total funded loans, to the dental industry, as compared to $61.6 million, or 43.7% of total funded loans, at December 31, 2015. We believe that these loans are to credit worthy borrowers and are diversified geographically. As new loans are generated to replace loans which have been paid off or reduced balances as a result of payments, the percentage of the total loan portfolio creating the foregoing concentration may remain constant thereby continuing the risk associated with industry concentration.

As of December 31, 2016, 36.6% of the loan portfolio, or $59.3 million, matures or re-prices within one year or less. The following table presents the contractual maturity ranges for commercial, consumer and real estate loans outstanding at December 31, 2016 and 2015, and also presents for each maturity range the portion of loans that have fixed interest rates or variable interest rates over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	As of December 31, 2016
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$8,727	$11,241	$26,379	$35,578	$20	$81,945
Consumer installment	885	2,125	-	739	-	3,749
Real estate – residential	1,272	4,846	309	104	-	6,531
Real estate – commercial	5,799	2,022	2,018	6,185	4,018	20,042
Real estate – construction and land	3,924	389	-	2,022	-	6,335
SBA 7(a) unguaranteed portion	28,489	-	948	422	-	29,859
SBA 504	7,616	-	2,209	-	-	9,825
USDA	2,624	-	965	-	-	3,589
Other	6	-	-	-	-	6
Total	$59,342	$20,623	$32,828	$45,050	$4,038	$161,881

	As of December 31, 2015
		Over 1 Year through 5 Years		Over 5 Years
(In thousands)	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Commercial and industrial	$15,928	$11,710	$24,657	$19,267	$-	$71,562
Consumer installment	1,230	221	-	598	-	2,049
Real estate – residential	2,054	4,703	94	-	-	6,851
Real estate – commercial	3,841	4,371	3,085	3,295	2,144	16,736
Real estate – construction and land	7,177	3,145	-	-	-	10,322
SBA 7(a) unguaranteed portion	22,371	-	156	69	-	22,596
SBA 504	6,349	-	-	-	-	6,349
USDA	1,808	-	979	-	-	2,787
Other	1,542	-	-	-	-	1,542
Total	$62,300	$24,150	$28,971	$23,229	$2,144	$140,794

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

Non-performing assets include non-accrual loans, loans 90 days past due and still accruing, OREO and other repossessed assets. Non-performing assets, net of SBA guaranteed loans, decreased $404,000 to $39,000 at December 31, 2016, as compared to $443,000 at December 31, 2015. Non-accrual loans include two commercial and industrial loans totaling $39,000 at December 31, 2016 as compared to two commercial and industrial loans totaling $443,000 and one SBA loan totaling $477,000 at December 31, 2015. During the second quarter of 2015, the Company repurchased the guaranteed portion of a defaulted SBA loan with a balance of $477,000. During the second quarter of 2016, the Company received proceeds from the SBA to pay off the loan. There were no foreclosed assets at December 31, 2016 and 2015.

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

The following table sets forth certain information regarding non-performing assets and restructured loans by type, including ratios of such loans to total assets as of the dates indicated:

	As of December 31,
(In thousands, except percentages)	2016		2015
Allocated:	Amount	Loan Category to Total Assets	Amount	Loan Category to Total Assets
Commercial and industrial	$39	0.02%	$443	0.25%
SBA	-	-	477	0.27
Total non-accrual loans	39	0.02	920	0.52
SBA guaranteed portion	-	-	(477)	(0.27)
Total non-accrual loans, net	39	0.02	443	0.25
Loans past due 90 days and accruing	-	-	-	-
Foreclosed assets	-	-	-	-
Total non-performing assets	$39	0.02%	$443	0.25%
Restructured loans on non-accrual	$9	0.00%	$381	0.22%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on non-accrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $30,000 and $80,000 during the years ended December 31, 2016 and 2015, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2016 and 2015, income would have increased by approximately $34,000 and $54,000, respectively.

Restructured loans are considered “troubled debt restructurings” if due to the borrower’s financial difficulties, we have granted a concession that we would not otherwise consider. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a troubled debt restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, either forgiveness of principal or accrued interest. As of December 31, 2016 and 2015, we had loans totaling $9,000 and $381,000, respectively, considered to be a troubled debt restructuring which were on non-accrual.

There were no loans past due 90 days and still accruing interest at December 31, 2016 and 2015.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which we have concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. We monitor these loans closely and review their performance on a regular basis. At December 31, 2016, we had three borrower relationships with loans of this type totaling $366,000, which were not included in non-accrual or restructured loans.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio. Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance, which includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated incurred losses in our loan portfolio.

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

The allowance for loan losses totaled $1.7 million and $1.6 million at December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company had charge-offs of $488,000, compared to $159,000 for the year ended December 31, 2015. The total reserve percentage decreased to 1.05% at December 31, 2016 from 1.14% of loans at December 31, 2015. The decrease was primarily the result of a reduction in classified assets from the prior year.

Based on an analysis performed by management at December 31, 2016, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, charge-offs in future periods may exceed the allowance for loan losses or significant additional increases in the allowance for loan losses may be required.

The table below presents a summary of our loan loss experience for the past five years:

(In thousands, except percentages)	2016	2015	2014	2013	2012
Balance at January 1,	$1,564	$1,695	$2,318	$1,338	$1,352
Charge-offs:
Commercial and industrial	391	-	1,138	225	24
Consumer installment	97	-	17	1	-
SBA 7(a)	-	159	-	-	-
Total charge-offs	488	159	1,155	226	24
Recoveries:
Commercial and industrial	19	22	34	3	125
Consumer installment	-	-	-	-	26
Real estate – construction and land	10	6	6	6	27
SBA 7(a)	1	-	-	-	-
Total recoveries	30	28	40	9	178
Net charge-offs (recoveries)	458	131	1,115	217	(154)
Provision (credit) for loan losses	589	-	492	1,197	(168)
Balance at December 31,	$1,695	$1,564	$1,695	$2,318	$1,338

Loans at year-end	$161,881	$140,794	$127,491	$115,559	$94,396
Average loans	163,580	143,005	131,995	106,527	86,876

Net charge-offs (recoveries)/average loans	0.28%	0.09%	0.84%	0.20%	-0.18%
Allowance for loan losses/year-end loans	1.05	1.14	1.33	2.05	1.42
Total provision (credit) for loan losses/average loans	0.36%	0.00%	0.37%	1.12%	-0.19%

The following table sets forth the allocation of the allowance for years ended December 31, 2016 and 2015 and the percentage of allocated possible loan losses in each category to total gross loans:

	As of December 31,
(In thousands, except percentages)	2016		2015
Allocated:	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
Commercial and industrial	$985	50.6%	$878	50.8%
Consumer installment	17	2.3	26	1.5
Real estate – residential	79	4.0	86	4.9
Real estate – commercial	241	12.4	210	11.9
Real estate – construction and land	77	3.9	130	7.3
SBA	296	24.6	214	20.5
USDA	-	2.2	-	2.0
Other	-	-	20	1.1
Total allowance for loan losses	$1,695	100.0%	$1,564	100.0%

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

The following table sets forth our average deposit account balances, the percentage of each type of deposit to total deposits, and average cost of funds for each category of deposits:

	As of December 31,
	2016			2015
(In thousands, except percentages)	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
Non-interest-bearing deposits	$28,760	17.3%	-%	$24,161	17.2%	-%
NOW accounts	6,560	3.9	0.29	5,093	3.6	0.27
Money market accounts	39,318	23.7	0.48	37,867	26.9	0.49
Savings accounts	5,806	3.5	0.50	5,038	3.6	0.50
Time deposits $100,000 and over	81,746	49.2	1.08	64,545	45.9	0.94
Time deposits under $100,000	3,924	2.4	0.99	3,919	2.8	1.05
Total deposits	$166,114	100.0%	0.70%	$140,623	100.0%	0.62%

The following table presents maturity of our time deposits of $100,000 or more at December 31, 2016 and 2015:

	As of December 31,
(In thousands)	2016	2015
Three months or less	$19,748	$18,884
Over three months through six months	12,375	6,763
Over six months through twelve months	21,942	19,967
Over twelve months	20,246	20,924
Total	$74,311	$66,538

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

The Bank had cash and cash equivalents of $12.3 million, or 5.8% of total assets, at December 31, 2016. In addition to the on balance sheet liquidity available, the Bank has lines of credit with the FHLB and the FRB, which provide the Bank with a source of off-balance sheet liquidity. As of December 31, 2016, the Bank’s established credit line with the FHLB was $20.4 million, or 9.6% of assets, of which $6.0 million was utilized. The established credit line with the FRB was $16.3 million, or 7.7% of assets, of which none was utilized or outstanding at December 31, 2016. The Bank’s trust operations serve in a fiduciary capacity for approximately $1.2 billion in total market value of assets as of December 31, 2016. Some of these custody assets are invested in cash. This cash is maintained either in a third party money market mutual fund (invested predominately in U.S. Treasury securities and other high grade investments) or in a Bank money market account. Only cash which is fully insured by the FDIC is maintained at the Bank. This cash can be moved readily between the Bank and the third party money market mutual fund. As of December 31, 2016, there was $22.8 million of cash at the third party money market mutual fund available to transfer to the Bank which would be fully FDIC insured for the trust customers of the Bank.

Capital Resources and Regulatory Capital Requirements

Shareholders’ equity increased $4.0 million during 2016 to $31.2 million at December 31, 2016 from $27.2 million at December 31, 2015. The increase was due to net income of $4.0 million in 2016, and a $199,000 increase in additional paid-in capital related to stock compensation expense, offset by a $233,000 net after-tax decrease in the market value of the securities available for sale.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken could have a direct material effect on the Bank’s and, accordingly, the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The regulatory capital ratios as of December 31, 2016 and 2015 were calculated under Basel III rules. As of December 31, 2016, the Company’s capital ratios exceeded the new requirements specified in the Basel III rules.

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

To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, CET1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

(In thousands)	Actual		Minimum Capital Required Under Basel III Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total Capital (to Risk Weighted Assets)	$32,001	17.19%	$16,059	8.625%	$18,620	10.00%

Tier 1 Capital (to Risk Weighted Assets)	30,306	16.28	12,335	6.625	14,896	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	30,306	16.28	9,542	5.125	12,103	6.50

Tier 1 Capital (to Average Assets)	30,306	14.36	8,440	4.00	10,550	5.00

As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$27,813	18.33%	$12,139	8.00%	$15,173	10.00%

Tier 1 Capital (to Risk Weighted Assets)	26,249	17.30	9,104	6.00	12,139	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	26,249	17.30	6,828	4.50	9,863	6.50

Tier 1 Capital (to Average Assets)	26,249	15.02	6,994	4.00	8,742	5.00

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

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 2016, we had commitments to extend credit and standby letters of credit of approximately $32.9 million and $10,000, respectively.

The following is a summary of our contractual obligations, including certain on-balance-sheet obligations, at December 31, 2016:

	As of December 31, 2016
(In thousands)	Less than One Year	One to Three Years	Over Three to Five Years	Over Five Years	Total
Undisbursed loan commitments	$6,403	$2	$40	$26,423	$32,868
Standby letters of credit	10	-	-	-	10
Operating leases	12	-	-	-	12
Time deposits	56,164	20,799	1,256	-	78,219
Borrowed funds	6,000	-	-	-	6,000
Total	$68,589	$20,801	$1,296	$26,423	$117,109

Results of Operations

Net Income

Net income for the year ended December 31, 2016 was $4.0 million, an increase of approximately $700,000 from net income of $3.3 million for the year ended December 31, 2015. The increase in net income was driven by a $1.4 million increase in net interest income and a $1.2 million decrease in noninterest expense, which was partially offset by a $955,000 decrease in non-interest income, a $589,000 increase in provision for loan losses and a $396,000 increase in income tax expense.

Details of the changes in the various components of net income for discussed below.

Net Interest Income

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities. In December 2015, the intended federal funds rate increased 25 basis points to 0.50% and remained at that level through most of 2016. In December 2016, the intended federal funds rate increased 25 basis points to 0.75%.

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

	2016 vs 2015
	Increase (Decrease) Due to Change in
(In thousands)	Yield/ Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$19	$3	$22
Securities	153	326	479
Loans, net of unearned discount (1)	83	1,173	1,256
Total earning assets	255	1,502	1,757

NOW	1	4	5
Money market	(3)	7	4
Savings	-	4	4
Time deposits $100,000 and over	93	186	279
Time deposits under $100,000	(2)	-	(2)
Borrowed funds	13	7	20
Total interest-bearing liabilities	102	208	310
Changes in net interest income	$153	$1,294	$1,447

	2015 vs 2014
	Increase (Decrease) Due to Change in
(In thousands)	Yield/ Rate	Average Volume	Total
Interest-bearing deposits and federal funds sold	$1	$2	$3
Securities	(23)	(2)	(25)
Loans, net of unearned discount (1)	(160)	621	461
Total earning assets	(182)	621	439

NOW	(1)	1	-
Money market	-	18	18
Savings	-	11	11
Time deposits $100,000 and over	61	44	105
Time deposits under $100,000	-	(2)	(2)
Borrowed funds	5	(10)	(5)
Total interest-bearing liabilities	65	62	127
Changes in net interest income	$(247)	$559	$312

(1)	Average loans include non-accrual.

Net interest income for the year ended December 31, 2016 increased $1.4 million, or 19.4%, compared to 2015. The increase was primarily the result of an increase in the average volume of loans and securities. The average volume of loans increased $20.6 million, or 14.4%, in 2016. The average volume of securities increased $9.2 million, or 44.4%, in 2016, which was comprised of the Property Assessed Clean Energy investments purchased during the second quarter of 2016. Net interest margin increased 3 basis points from 4.61% during 2015 to 4.64% during 2016. The average yield for securities increased 64.4% from 2.16% during 2015 to 3.55% during 2016. The increase was due to the 6.46% yield of the Property Assessed Clean Energy investments during 2016. The average yield for loans increased 6 basis points from 5.64% during 2015 to 5.70% during 2016. Average interest-bearing deposits increased $20.9 million. Time deposits comprised of $17.2 million of the increase. The average rate paid on interest-bearing deposits increased 10 basis points from 0.75% during 2015 to 0.85% during 2016.

Net interest income for the year ended December 31, 2015 increased $312,000, or 4.4%, compared to 2014. The increase was primarily the result of an increase in the average volume of loans, partly offset by a decrease in the net interest margin. The average volume of loans increased $11.0 million, or 8.3%, in 2015. Net interest margin decreased 3.2% to 4.61% for 2015 from 4.76% for 2014. The average yield for loans decreased to 5.64% for 2015, compared to 5.76% for 2014.The average rate paid on interest-bearing liabilities increased to 0.73% for 2015, compared to 0.66% for 2014.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the years ended December 31, 2016 and 2015.

	Twelve Months Ended December 31,
	2016			2015
(In thousands, except percentages)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Interest-earning assets

Loans, net of unearned discount (1)	$163,580	$9,322	5.70%	$143,005	$8,066	5.64%
Interest-bearing deposits and
federal funds sold	8,101	42	0.52%	7,589	20	0.26%
Securities	20,117	715	3.55%	10,951	236	2.16%
Total earning assets	191,798	10,079	5.26%	161,545	8,322	5.15%
Cash and other assets	11,072			10,848
Allowance for loan losses	(1,658)			(1,627)
Total assets	$201,212			$170,766

Interest-bearing liabilities
NOW accounts	$6,560	19	0.29%	$5,093	14	0.27%
Money market accounts	39,318	190	0.48%	37,867	186	0.49%
Savings accounts	5,806	29	0.50%	5,038	25	0.50%
Time deposits $100,000 and over	81,746	885	1.08%	64,545	606	0.94%
Time deposits under $100,000	3,924	39	0.99%	3,919	41	1.05%
Total interest-bearing deposits	137,354	1,162	0.85%	116,462	872	0.75%
Borrowed funds	4,962	27	0.54%	3,691	7	0.19%
Total interest-bearing liabilities	142,316	1,189	0.84%	120,153	879	0.73%
Non-interest-bearing deposits	28,760			24,161
Other liabilities	1,902			1,816
Shareholders’ equity	28,234			24,636
Total liabilities and shareholders’ equity	$201,212			$170,766

Net interest income		$8,890			$7,443
Net interest spread			4.42%			4.42%
Net interest margin			4.64%			4.61%

1)	Includes non-accrual loans

Provision for Loan Losses

We established a provision for loan losses, which is charged to operations, at a level we believe to be appropriate to absorb probable losses in the loan portfolio. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

The provision for loan losses totaled $589,000 in 2016. There was no provision for loan losses recorded in 2015. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non-interest Income

The components of non-interest income for the years ended December 31, 2016 and 2015 were as follows:

	Year ended December 31,
(In thousands)	2016	2015
Trust income	$10,172	$12,104
Gain on sale of loans	3,000	1,949
Loan servicing fees, net	335	448
Service fees and other income	105	68
Rental income	310	309
Loss on sale of securities	-	(1)
	$13,922	$14,877

Non-interest income for the year-ended December 31, 2016 decreased $955,000 or 6.4%, compared to the same period in 2015. Changes in the various components of non-interest income are discussed in more detail below.

Trust income decreased $1.9 million, or 16.0%, for the year ended December 31, 2016,compared to the same period in 2015. The decrease in trust income is due to a change in the process for paying fund advisory fees. Prior to July 1, 2016, the investment advisors were paid from fees the Bank collected at the client account level. Beginning in July 2016, the investment advisory expenses are paid directly by the common/collective funds. Therefore, there was a corresponding decrease in trust expense included in non-interest expense. The decrease was partially offset by an increase in fees due to the improvements in market values of assets in trust accounts during 2016.

Gain on sale of loans increased $1.1 million, or 53.9%,for the year ended December 31, 2016, compared to the same period in 2015. The increase was a result of a higher amount of loans sold in 2016 from 2015. The Company sold $35.8 million of SBA and USDA loans during 2016, compared to $21.2 million in 2015.

Loan servicing fees, net of servicing asset amortization decreased $113,000, or 25.2% for the year ended December 31, 2016, compared to the same period in 2015. The decrease was related to the payoff of SBA loans resulting in their remaining unamortized serving asset balances being recorded in the income statement for $263,000. The decrease was partially offset by an increase in loan servicing fees related to a higher volume of loans being serviced during 2016.

Service fees and other income increased $37,000, or 54.4% for the year ended December 31, 2016, compared to the same period in 2015. The increase included the receipt of $34,000 of a delinquent interest payment on one Property Assessed Clean Energy (“PACE”) investment. Under the terms of the purchase agreement with the seller of the PACE investments, the Bank did not pay for, but was entitled to receive, the delinquent interest payment on the investment once the payment was collected.

Rental income increased $1,000, or 0.3%, for the year ended December 31, 2016, compared to the same period in 2015.

Non-interest Expense

The components of non-interest expense for the years ended December 31, 2016 and 2015 were as follows:

	Year ended December 31,
(In thousands)	2016	2015
Salaries and employee benefits	$5,296	$4,628
Occupancy and equipment	876	852
Trust expenses	7,716	9,708
Professional fees	556	412
Data processing	898	852
Other expense	701	772
	$16,043	$17,224

Non-interest expense for the year ended December 31, 2016 decreased $1.2 million, or 6.9%,compared to the same period in 2015.Changes in the various components of non-interest expense are discussed in more detail below.

Salaries and employee benefits increased $668,000, or 14.4%, for the year ended December 31, 2016, compared to the same period in 2015. The increase is due to increase in staff, primarily in the loan production and operational support areas of the Company, increase in incentive bonuses and stock-based compensation, increase in health insurance premium rates and normal annual merit increases.

Occupancy and equipment expense increased $24,000, or 2.8% for the year ended December 31, 2016, compared to the same period in 2015. The increase was primarily due to an increase in telecommunications costs.

Trust expenses are advisory fees paid to a fund advisor to advise the Company on the common trust funds managed by the Company and are based on the value of the assets held in custody. Trust expense decreased $2.0 million, or 20.5%, for the year ended December 31, 2016, compared to the same period in 2015. The decrease is related to the change in the process for paying fund advisory fees explained in non-interest income above. The decrease was partially offset by improvements in market values of the assets during the past year.

Professional fees for the year ended December 31, 2016 increased $144,000, or 35.0%, compared to the same period in 2015. The increase was primarily due to an increase in legal and consulting fees related to the Merger.

Data processing fees increased $46,000, or 5.4% for the year ended December 31, 2016, compared to the same period in 2015.The increase was related to additional monthly fees pertaining to enhancements to the Company’s internet customer platform and trust processing fees.

Other expenses for the year ended December 31, 2016 decreased $71,000, or 9.2%,compared to the same period in 2015. The decrease in other expenses was primarily due to decreases in employee recruitment expense, advertising expense among other things.

Income Taxes

The income tax provision for the years ended December 31, 2016 and 2015 was $2.2 million and $1.8 million, respectively. The effective tax rate was 35.6% and 35.4% for 2016 and 2015, respectively.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of tax computed by applying statutory federal and state income tax rates before income taxes, can be found in Note 10 “Income Taxes” to the consolidated financial statements of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Because we are a smaller reporting company, disclosure under this item is not required.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
T Bancshares, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of T Bancshares, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T Bancshares, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ WHITLEY PENN LLP

Dallas, Texas
March 29, 2017

T BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 and 2015

(In thousands, except share amounts)	2016	2015
ASSETS
Cash and due from banks	$2,803	$1,592
Interest-bearing deposits	9,492	6,687
Federal funds sold	23	431
Total cash and cash equivalents	12,318	8,710
Securities available for sale at estimated fair value	10,753	12,452
Securities held to maturity	9,668	—
Securities, restricted at cost	1,054	1,046
Loans held for sale	11,225	6,365
Loans, net of allowance for loan losses of $1,695 and $1,564, respectively	158,708	137,648
Bank premises and equipment, net	4,566	4,497
Deferred tax assets, net	607	527
Receivable for loans sold	-	1,972
Other assets	4,196	3,712
Total assets	$213,095	$176,929

LIABILITIES
Demand deposits:
Non-interest-bearing	$38,349	$24,138
Interest-bearing	58,107	42,292
Time deposits $100,000 and over	74,311	66,538
Time deposits under $100,000	3,908	4,067
Total deposits	174,675	137,035
Borrowed funds	6,000	10,000
Other liabilities	1,263	2,684
Total liabilities	181,938	149,719

SHAREHOLDERS’ EQUITY
Common Stock, $ .01 par value; 10,000,000 shares authorized; 4,051,657 and 4,037,907 shares issued and outstanding at December 31, 2016 and 2015, respectively	40	40
Additional paid-in capital	22,961	22,762
Retained earnings	8,379	4,398
Accumulated other comprehensive income (loss)	(223)	10
Total shareholders’ equity	31,157	27,210
Total liabilities and shareholders’ equity	$213,095	$176,929

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2016 and 2015

(In thousands, except per share data)	2016	2015
Interest Income
Loan, including fees	$9,322	$8,066
Securities	715	236
Federal funds sold	2	1
Interest-bearing deposits	40	19
Total interest income	10,079	8,322
Interest Expense
Deposits	1,162	872
Borrowed funds	27	7
Total interest expense	1,189	879
Net interest income	8,890	7,443
Provision for loan losses	589	-
Net interest income after provision for loan losses	8,301	7,443
Non-interest Income
Trust income	10,172	12,104
Gain on sale of loans	3,000	1,949
Loan servicing fees, net	335	448
Service fees and other income	105	68
Rental income	310	309
Loss on sale of securities	-	(1)
Total non-interest income	13,922	14,877
Non-interest Expense
Salaries and employee benefits	5,296	4,628
Occupancy and equipment	876	852
Trust expenses	7,716	9,708
Professional fees	556	412
Data processing	898	852
Other	701	772
Total non-interest expense	16,043	17,224
Income before income taxes	6,180	5,096
Income tax expense	2,199	1,803
Net Income	$3,981	$3,293

Earnings per common share:
Basic	0.98	0.82
Diluted	0.98	0.81
Weighted average common shares outstanding	4,045,120	4,034,105
Weighted average diluted shares outstanding	4,062,470	4,043,876

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2016 and 2015

(In thousands)	2016	2015
Net Income	$3,981	$3,293
Other comprehensive income (loss):
Change in unrealized gain on investment securities available-for-sale	(353)	32
Reclassification adjustment for realized loss on sale included in net income	-	1
Total other comprehensive income (loss), before tax effect	(353)	33
Tax effect	(120)	11
Other comprehensive income (loss)	(233)	22
Comprehensive income	$3,748	$3,315

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2016 and 2015

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2015	$40	$22,664	$1,105	$(12)	$23,797
Net income			3,293		3,293
Other comprehensive income	-	-	-	22	22
Issuance of 7,975 shares in connection with the directors’ common stock plan	-	58	-	-	58
Stock based compensation	-	40	-	-	40
BALANCE, December 31, 2015	$40	$22,762	$4,398	$10	$27,210
Net income	-	-	3,981	-	3,981
Other comprehensive loss	-	-	-	(233)	(233)
Issuance of 13,750 shares in connection with the directors’ common stock plan	-	97	-	-	97
Stock based compensation	-	102	-	-	102
BALANCE, December 31, 2016	$40	$22,961	$8,379	$(223)	$31,157

See accompanying notes to consolidated financial statements.

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016 and 2015

(In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$3,981	$3,293
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	589	-
Depreciation and amortization	215	226
Accretion of discount on loans	(173)	(146)
Securities premium amortization (discount accretion), net	75	(11)
Net loss on sale of securities	-	1
Origination of loans held for sale	(41,976)	(23,239)
Proceeds from payments and sales of loans held for sale	39,283	23,488
Net gain on sale of loans	(3,000)	(1,949)
Stock based compensation	199	98
Receivable for sold loans	1,972	6,213
Deferred income taxes	40	261
Servicing asset amortization	422	125
Net change in:
Other assets	(73)	(123)
Other liabilities	(1,421)	(868)
Net cash provided by operating activities	133	7,369
Cash Flows from Investing Activities
Purchase of securities available for sale	(234,627)	(195,501)
Principal payments, calls and maturities of securities available for sale	235,908	1,885
Proceeds from sale of securities available for sale	-	190,000
Purchase of securities held to maturity	(9,913)	-
Principal payments of securities held to maturity	235	-
Purchase of securities, restricted	(6,818)	(8,342)
Proceeds from sale of securities, restricted	6,810	8,334
Net change in loans	(21,476)	(13,097)
Purchases of premises and equipment	(284)	(171)
Net cash used in investing activities	(30,165)	(16,892)
Cash Flows from Financing Activities
Net change in demand deposits	30,026	4,059
Net change in time deposits	7,614	7,242
Proceeds from borrowed funds	325,000	248,634
Repayment of borrowed funds	(329,000)	(248,634)
Net cash provided by financing activities	33,640	11,301
Net change in cash and cash equivalents	3,608	1,778
Cash and cash equivalents at beginning of year	8,710	6,932
Cash and cash equivalents at end of year	$12,318	$8,710

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,180	$878
Income taxes	$2,565	$2,020

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

At December 31, 2016, the Bank’s loan portfolio consisted of approximately $71.6 million, or 44.2% of the loan portfolio, in loans to dentists and dental practices. Substantially all loans are secured by specific collateral, including business assets, consumer assets, and commercial real estate.

The Bank also offers traditional fiduciary services primarily to clients of Cain Watters & Associates L.L.C. The Bank, Cain Watters & Associates L.L.C., and Tectonic Advisors, L.L.C. have entered into an advisory services agreement related to the trust operations.

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

Loans Held for Sale

Loans which are originated or purchased and are intended for sale in the secondary market are carried at the lower of cost or estimated fair value determined on an aggregate basis. Valuation adjustments, if any, are recognized through a valuation allowance by charges to non-interest income and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan. Loans held for sale are comprised of the guaranteed portion of SBA and USDA loans. The Company did not incur a lower of cost or market valuation provision in the years ended December 31, 2016 and 2015.

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

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Land improvements are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated using the straight-line method over the lease term or estimated life, whichever is shorter. Repair and maintenance costs are expensed as incurred.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. The Company had no foreclosed assets at December 31, 2016 and 2015.

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

Stock Based Compensation

At December 31, 2016 and 2015, the Company has a share-based employee compensation plan, which is described more fully in Note 11.

Advertising Costs

Advertising costs are expensed as incurred. For the year ended December 31, 2016 and 2015, advertising expense totaled $2,400 and $21,000, respectively, which is in included in non-interest expense in the Consolidated Statements of Income.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents. Common share equivalents consist of stock options and are computed using the treasury stock method.

Outstanding stock options of 62,000 were considered in the diluted earnings per share computations for the year ended December 31, 2016, however the remaining 202,500 outstanding options were not considered in the per share computation because their effect was anti-dilutive. Outstanding stock options of 19,000 were considered in the diluted earnings per share computations for the year ended December 31, 2015, however the remaining 409,000 outstanding options were not considered in the per share computation because their effect was anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on available for sale securities, which are recognized as a separate component of equity. Accumulated comprehensive income (loss), net for the years ended December 31, 2016 and 2015 is reported in the accompanying consolidated statements of comprehensive income.

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

Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective for the Company on January 1, 2017; however, the Financial Accounting Standards Board (“FASB”) recently issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 to January 1, 2018. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company expects that ASU 2014-09 will require a change in how the Company recognizes certain recurring revenue streams within trust management fees; however, these changes are not expected to have a significant impact on the Company’s financial statements. The Company continues to evaluate the impact of ASU 2014-09 on other components of non-interest income and expects to adopt the standard in the first quarter of 2018 with a cumulative effective adjustment to opening retained earnings, if such adjustment is deemed to be significant.

Accounting Standards Update (ASU) 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 became effective for the Company on January 1, 2016, and did not have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 is effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. ASU 2016-2 will be effective on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company continues to evaluate the provision of the new lease standard but, due to the small number of lease agreements presently in effect for the Company, has concluded the new guidance will not have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) 2016- 09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 will amend current guidance such that all excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax expense or benefit in the income statement during the period in which they occur. Additionally, excess tax benefits will be classified along with other income tax cash flows as an operating activity rather than a financing activity. ASU 2016-09 also provides that any entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current requirement, or account for forfeitures when they occur. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. While the Company generally expects that the implementation of ASU 2016-13 may increase their allowance for loan losses balance, the Company is continuing to evaluate the potential impact of ASU 2016-13 on its financial statements.

Accounting Standards Update (ASU) 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Update (ASU) 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 2. SECURITIES

Year-end securities consisted of the following:

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$8,247	$33	$319	$7,961
Mortgage-backed securities	2,844	16	68	2,792
Total securities available for sale	$11,091	$49	$387	$10,753

Securities held to maturity:
Property assessed clean energy	$9,668	$-	$-	$9,668

Securities, restricted:
Other	$1,054	$-	$-	$1,054

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. government agencies	$9,155	$70	$63	$9,162
Mortgage-backed securities	3,284	30	24	3,290
Total securities available for sale	$12,439	$100	$87	$12,452

Securities, restricted:
Other	$1,046	$-	$-	$1,046

All mortgage-backed securities included in the above table were issued by U.S. government agencies, or by U.S. government-sponsored agencies. Securities, restricted consists of FRB and FHLB stock which are carried at cost.

Securities with a fair value of $787,000 and $982,000 at December 31, 2016 and 2015, respectively, were pledged against trust deposit balances held at the Company’s insured depository subsidiary, T Bank, N.A. (the “Bank”). Securities with a fair value of $567,000 and $699,000 at December 31, 2016 and 2015, respectively, were pledged to the FRB. Securities with a fair value of $9.4 million and $10.8 million at December 31, 2016 and 2015, respectively, were pledged to secure borrowings at the FHLB.

The Bank held Federal Reserve Bank of Dallas stock in the amount of $570,000 at December 31, 2016 and December 31, 2015. The Bank also held Federal Home Loan Bank of Dallas stock in the amount of $484,000 and $476,000 at December 31, 2016 and December 31, 2015, respectively.

Certain investments in debt securities are reported in the financial statement at an amount less than their historical cost. The table below indicates the length of time individual investment securities have been in a continuous loss position as of December 31, 2016 and 2015:

	December 31, 2016
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$5,601	$310	$363	$9	$5,964	$319
Mortgage-backed securities	2,175	68	-	-	2,175	68
Total	$7,776	$378	$363	$9	$8,139	$387
	December 31, 2015
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$5,005	$32	$970	$31	$5,975	$63
Mortgage-backed securities	1,981	24	-	-	1,981	24
Total	$6,986	$56	$970	$31	$7,956	$87

The number of investment positions in this unrealized loss position totaled nine at December 31, 2016. The Company does not believe these unrealized losses are “other than temporary” as (i) it does not have the intent to sell the securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell the securities prior to recovery and/or maturity. In making this determination, the Company also considers the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are primarily interest rate related due to the level of interest rates at December 31, 2016 compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. The Company’s mortgage related securities are backed by GNMA and FNMA or are collateralized by securities backed by these agencies.

As of December 31, 2016, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of amortized cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2016, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Sale of securities available-for-sale were as follows:

(In thousands)	2016	2015
Proceeds from sales	$-	$190,000

Gross realized losses	-	(1)

The amortized cost and estimated fair value of securities at December 31, 2016 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities are shown separately since they are not due at a single maturity date.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due after one year through five years	$1,019	$1,015	$370	$370
Due after five years through ten years	6,686	6,379	4,522	4,522
Due after ten years	542	567	4,776	4,776
Mortgage-backed securities	2,844	2,792	-	-
Total	$11,091	$10,753	$9,668	$9,668

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans held for investment are as follows:

(In thousands)	December 31, 2016	December 31, 2015
Commercial and industrial	$81,945	$71,562
Consumer installment	3,749	2,049
Real estate – residential	6,531	6,851
Real estate – commercial	20,042	16,736
Real estate – construction and land	6,335	10,322
SBA:
SBA 7(a) unguaranteed portion	29,859	22,596
SBA 504	9,825	6,349
USDA	3,589	2,787
Other	6	1,542
Gross Loans	161,881	140,794
Less:
Allowance for loan losses	1,695	1,564
Deferred loan costs, net	(617)	(292)
Discount on loans	2,095	1,874
Net loans	$158,708	$137,648

At December 31, 2016, our loan portfolio included $71.6 million of loans, approximately 44.2% of our total funded loans, to the dental industry, as compared to $61.6 million, or 43.7% of total funded loans, at December 31, 2015. We believe that these loans are to credit worthy borrowers and are diversified geographically.

Periodically, the Company purchases participation interests in residential 1-4 family real estate mortgage loans that are partially or fully government guaranteed from a third party who is an approved Ginnie Mae securities issuer (the “Issuer”). Under the arrangement with the Issuer, in the event the Issuer subsequently pools the loans into a newly issued Ginnie Mae security, the Bank is entitled to receive a fractional percentage varying between 10% and 25% of the ultimate sales price of the securities over the Bank’s basis in the participation interest net of any unearned discount at the time of the securitization. If the loans are not securitized by the Issuer, the discount is accreted to interest income on a level-yield method over the life of the loans. During the year ended December 31, 2016, the Company purchased participation interest in one loan for $205,800 at a discount of $7,300. During the year ended December 31, 2015, the Company purchased participation interests in two loans totaling $173,700 at a discount of $5,200. There were no loans securitized during the years ended December 31, 2016 and 2015 and as a result no gain was recognized. At December 31, 2016 and 2015, the unearned discount was $141,000 and $248,000, respectively.

The Bank offers services to serve the small business community by offering 7(a) loans guaranteed by the SBA, loans promulgated under the SBA’s 504 loan program, and loans guaranteed by the USDA. These loans are generally guaranteed by the Agencies up to 75% to 80% of the principal balance. The Company records the guaranteed portion of the loans as held for sale. The Company periodically sells the guaranteed portion of selected SBA and USDA loans into the secondary market, on a servicing-retained basis. In calculating gain on the sale of loans, the Company performs an allocation based on the relative fair values of the sold portion and retained portion of the loan. The Company’s assumptions are validated by reference to external market information.

During the year ended December 31, 2016, the Company sold $35.8 million of SBA and USDA loans, resulting in a gain on sale of loans of $3.0 million. During the year ended December 31, 2015, the Company sold $21.2 million of SBA loans, resulting in a gain on sale of loans of $1.9 million. In connection with the sales, the Company recorded a servicing asset of $833,000 and $493,000 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company had $11.2 million of SBA loans held for sale. As of December 31, 2015, the Company had $6.4 million of SBA loans held for sale.

During December 2015, the Bank sold one SBA loan that did not settle until January 2016. At December 31, 2015, the Bank recorded a receivable for the loans sold of approximately $2.0 million, which consists of approximately $1.8 million for the principal balance of the loan and $188,000 for the premium amount.

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

Small Business Administration Lending- The Bank originates SBA loans which are sometimes sold into the secondary market. The Bank continues to service these loans after sale and is required under the SBA programs to retain specified amounts. The two primary SBA loan programs that the Bank offers are the basic 7(a) Loan Guaranty and the Certified Development Company (“CDC”), a Section 504 (“504”) program.

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

Year-end non-accrual loans and restructured loans, segregated by class of loans, were as follows:

	December 31,	December 31,
(In thousands)	2016	2015
Non-accrual loans:
Commercial and industrial	$39	$443
SBA	-	477
Total non-accrual loans	39	920
SBA guaranteed portion	-	(477)
Total non-accrual loans, net	39	443
Restructured loans:
Commercial and industrial	$9	$381

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

As of December 31, 2016, there was one commercial and industrial loan with a balance of approximately $9,000, which was on non-accrual, identified as troubled debt restructuring. The loan was restructured with a pre-modification balance of $16,000 during the second quarter of 2016. The modification included an extension of maturity date and reduction of payment amount. There were no other new troubled debt restructurings during 2016.

As of December 31, 2015, the Company had one commercial and industrial loan restructuring for $381,000 which was on non-accrual, with related allowance for loan losses of $2,000, identified as troubled debt restructuring. The modification consisted of extending the amortization period and reducing the interest rate to a below market interest rate. The loan defaulted and the outstanding balance of $344,000 was charged off during the second quarter of 2016.A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. There were no new troubled debt restructurings during 2015, and there were no troubled debt restructurings that defaulted under the modified terms during the year ended December 31, 2015.

As of December 31, 2016 and 2015, the Company had no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

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

The Company’s impaired loans and related allowance is summarized in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(In thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2016
Commercial and industrial	$460	$9	$332	$341	$20	$525	$24
Real estate – commercial	121	121	-	121	-	130	6
SBA	-	-	-	-	-	199	-
Total	$581	$130	$332	$462	$20	$854	$30

December 31, 2015
Commercial and industrial	$908	$-	$678	$678	$26	$1,431	$73
Real estate – commercial	137	137	-	137	-	146	7
SBA	477	477	-	477	-	159	-
Total	$1,522	$614	$678	$1,292	$26	$1,736	$80

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s past due loans are as follows:

						Total 90
	30-89 Days	Greater Than	Total	Total	Total	Days Past Due
(In thousands)	Past Due	90 Days	Past Due	Current	Loans	Still Accruing
December 31, 2016
Commercial and industrial	$261	$-	$261	$81,684	$81,945	$-
Consumer installment	-	-	-	3,749	3,749	-
Real estate – residential	-	-	-	6,531	6,531	-
Real estate – commercial	-	-	-	20,042	20,042	-
Real estate – construction and land	-	-	-	6,335	6,335	-
SBA	-	-	-	39,684	39,684	-
USDA	-	-	-	3,589	3,589	-
Other	-	-	-	6	6	-
Total	$261	$-	$261	$161,620	$161,881	$-

December 31, 2015
Commercial and industrial	$555	$-	$555	$71,007	$71,562	$-
Consumer installment	-	-	-	2,049	2,049	-
Real estate – residential	-	-	-	6,851	6,851	-
Real estate – commercial	-	-	-	16,736	16,736	-
Real estate – construction and land	-	-	-	10,322	10,322	-
SBA	-	477	477	28,468	28,945	-
USDA	-	-	-	2,787	2,787	-
Other	-	-	-	1,542	1,542	-
Total	$555	$477	$1,032	$139,762	$140,794	$-

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

The following summarizes the Company’s internal ratings of its loans:

(In thousands)	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial and industrial	$81,424	$302	$-	$219	$-	$81,945
Consumer installment	3,749	-	-	-	-	3,749
Real estate – residential	6,531	-	-	-	-	6,531
Real estate – commercial	19,921	-	-	121	-	20,042
Real estate – construction and land	6,335	-	-	-	-	6,335
SBA	39,619	-	-	65	-	39,684
USDA	3,589	-	-	-	-	3,589
Other	6	-	-	-	-	6
Total	$161,174	$302	$-	$405	$-	$161,881

December 31, 2015
Commercial and industrial	$70,539	$-	$345	$678	$-	$71,562
Consumer installment	2,049	-	-	-	-	2,049
Real estate – residential	6,851	-	-	-	-	6,851
Real estate – commercial	16,599	-	-	137	-	16,736
Real estate – construction and land	9,607	-	715	-	-	10,322
SBA	28,468	-	-	477	-	28,945
USDA	2,787	-	-	-	-	2,787
Other	1,542	-	-	-	-	1,542
Total	$138,442	$-	$1,060	$1,292	$-	$140,794

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016 and 2015, and the change for the years then ended is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio.

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
December 31, 2016
Beginning Balance	$878	$26	$86	$210	$130	$214	$-	$20	$1,564
Provision (credit) for loan losses	479	8	(7)	31	(63)	81	-	(20)	589
Charge-offs	(391)	(97)	-	-	-	-	-	-	(488)
Recoveries	19	-	-	-	10	1	-	-	30
Net (charge-offs) recoveries	(372)	(97)	-	-	10	1	-	-	(458)
Ending balance	$985	$17	$79	$241	$77	$296	$-	$-	$1,695

Period-end amount allocated to:
Loans individually evaluated for impairment	$20	$-	$-	$-	$-	$-	$-	$-	$20
Loans collectively evaluated for impairment	965	17	79	241	77	296	-	-	1,675
Ending balance	$985	$17	$79	$241	$77	$296	$-	$-	$1,695

December 31, 2015
Beginning Balance	$918	$20	$25	$265	$69	$344	$41	$13	$1,695
Provision (credit) for loan losses	(62)	6	61	(55)	55	29	(41)	7	-
Charge-offs	-	-	-	-	-	(159)	-	-	(159)
Recoveries	22	-	-	-	6	-	-	-	28
Net (charge-offs) recoveries	22	-	-	-	6	(159)	-	-	(131)
Ending balance	$878	$26	$86	$210	$130	$214	$-	$20	$1,564

Period-end amount allocated to:
Loans individually evaluated for impairment	$26	$-	$-	$-	$-	$-	$-	$-	$26
Loans collectively evaluated for impairment	852	26	86	210	130	214	-	20	1,538
Ending balance	$878	$26	$86	$210	$130	$214	$-	$20	$1,564

The Company’s recorded investment in loans as of December 31, 2016 and 2015 related to each balance in the allowance for loan losses by portfolio segment and detailed on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial and Industrial	Consumer Installment	Real Estate Residential	Real Estate Commercial	Real Estate Construction and Land	SBA	USDA	Other	Total
December 31, 2016
Loans individually evaluated for impairment	$341	$-	$-	$121	$-	$-	$-	$-	$462
Loans collectively evaluated for impairment	81,604	3,749	6,531	19,921	6,335	39,684	3,589	6	161,419
Ending balance	$81,945	$3,749	$6,531	$20,042	$6,335	$39,684	$3,589	$6	$161,881

December 31, 2015
Loans individually evaluated for impairment	$678	$-	$-	$137	$-	$477	$-	$-	$1,292
Loans collectively evaluated for impairment	70,884	2,049	6,851	16,599	10,322	28,468	2,787	1,542	139,502
Ending balance	$71,562	$2,049	$6,851	$16,736	$10,322	$28,945	$2,787	$1,542	$140,794

NOTE 4. BANK PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

(In thousands)	December 31, 2016	December 31, 2015
Land	$676	$676
Land improvement	18	-
Building	1,279	1,279
Building improvement	2,699	2,493
Furniture and equipment	875	1,173
Leasehold improvements	159	159
Construction in progress	42	-
	5,748	5,780
Less: accumulated depreciation	1,182	1,283
Balance at end of period	$4,566	$4,497

Depreciation expense, including amortization of leasehold improvements, was $215,000 and $226,000 for the years ended December 31, 2016 and 2015, respectively.

The Company owns a two story, 33,000 square foot commercial office building. The building is approximately 64% leased and the Bank occupies approximately 11,000 square feet of the space, or 33% of the building.

On May 1, 2013, the Company entered into a sub-lease agreement covering its space located at 850 Hwy 114, Southlake, Texas. The term of the sub-lease ran concurrently with the term of the Company’s primary lease, both of which expired on February 28, 2017. The Company did not renew the lease and sublease. The Company’s monthly payment under the primary lease for 2016 was $5,785, which was partially offset by $5,240 the Company received under the sublease.

NOTE 5. OTHER REAL ESTATE AND OTHER ASSETS

Other assets as of December 31, 2016 and 2015 were as follows:

(In thousands)	December 31, 2016	December 31, 2015
Loan servicing rights	$1,929	$1,518
Accounts receivable – trust fees	750	1,028
Accrued interest receivable	795	504
Prepaid assets	360	387
Other	362	275
Total	$4,196	$3,712

The Company had no Other Real Estate Owned (“OREO”) as of December 31, 2016 and 2015.

SBA and USDA loans sold which the Company retains the servicing for others are not included in the accompanying consolidated balance sheets. The risks inherent in loan servicing assets relate primarily to changes in prepayments that result from shifts in loan interest rates. The unpaid principal balances of SBA and USDA loans serviced for others were $98.8 million and $75.8 million at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, loan servicing assets of $833,000 were added and $422,000 was amortized to non-interest income. During the year ended December 31, 2015, loan servicing assets of $493,000 were added and $125,000 was amortized to non-interest income.

There was no valuation allowance necessary to adjust the aggregate cost basis of the loan servicing asset to fair market value as of December 31, 2016 and 2015.

NOTE 6.  DEPOSITS

Time deposits of $250,000 and over totaled $15.4 million and $22.5 million at December 31, 2016 and 2015, respectively.

Deposits at December 31, 2016 and 2015 are summarized as follows:

(In thousands)	As of December 31, 2016		As of December 31, 2015
Non-interest bearing demand	$38,349	22%	$24,138	18%
Interest-bearing demand (NOW)	5,849	3	3,283	2
Money market accounts	47,067	27	33,474	24
Savings accounts	5,191	3	5,535	4
Time deposits $100,000 and over	74,311	43	66,538	49
Time deposits under $100,000	3,908	2	4,067	3
Total	$174,675	100%	$137,035	100%

At December 31, 2016, the scheduled maturities of time deposits were as follows:

(In thousands)
2017	$56,164
2018	13,221
2019	7,578
2020	452
2021	804
Total	$78,219

The aggregate amount of demand deposit overdrafts that have been reclassified as loans at December 31, 2016 and 2015 was insignificant.

NOTE 7. BORROWED FUNDS

The Company has a blanket lien credit line with the FHLB with borrowing capacity of $20.4 million secured by commercial loans and securities with collateral values of $11.1 million and $9.3 million, respectively. The Company had one outstanding overnight advance for $6.0 million at December 31, 2016, with a fixed interest rate of 0.55% and maturity date of January 3, 2017. The advance was paid as of January 3, 2017. The Company had one outstanding overnight advance for $10.0 million at December 31, 2015, with a fixed interest rate of 0.31% and maturity date of January 4, 2016. The advance was renewed at a fixed interest rate of 0.38% and maturity date of January 5, 2016. At maturity the Company determines its borrowing needs and renews the advance accordingly at varying terms ranging from one to seven days.

The Company also has a credit line with the FRB with borrowing capacity of $16.3 million, secured by commercial loans and securities with collateral value of $15.8 million and $540,000, respectively. There were no outstanding borrowings at December 31, 2016 or December 31, 2015.

NOTE 8. OTHER LIABILITIES

Other liabilities as of December 31, 2016 and December 31, 2015, were as follows:

(In thousands)	December 31, 2016	December 31, 2015
Trust advisor fees payable	$520	$1,487
Accounts payable	279	-
Federal income tax payable	69	546
Incentive compensation	101	295
Data processing	76	81
Audit fees	23	-
Franchise & property taxes	5	8
Interest payable	33	24
Other accruals	157	243
Total	$1,263	$2,684

NOTE 9. BENEFIT PLANS

The Company funds certain costs for medical benefits in amounts determined at the discretion of management. The Company has a retirement savings 401(k) plan covering substantially all employees. The Company made matching employee contributions during the years ended December 31, 2016 and 2015. An employee may contribute up to 6% of his or her annual compensation with the Company matching 100% of the employee’s contribution on the first 1% of the employee’s compensation and 50% of the employee’s contribution on the next 5% of the employee’s compensation. Employer contributions charged to expense were $132,000 and $126,000 for the years ended December 31, 2016 and 2015, respectively.

NOTE 10. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

(In thousands)	2016	2015
Current:
Federal	$2,149	$1,544
State	10	(1)
Total current	2,159	1,543
Deferred federal	40	260
Income tax expense	$2,199	$1,803

The effective tax rate differs from the U. S. statutory tax rate due to the following for 2016 and 2015:

	2016	2015
U.S. statutory rate	34.0%	34.0%
Other	1.6%	1.4%
Effective tax rate	35.6%	35.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$576	$532
Non-accrual loan interest	18	27
Accrued liabilities	34	101
Net unrealized loss on securities available-for-sale	115	-
Total deferred tax assets	743	660
Deferred tax liabilities:
Net deferred loan costs	(117)	(86)
Depreciation and amortization	(19)	(42)
Net unrealized gain on securities available-for-sale	-	(5)
Total deferred tax liabilities	(136)	(133)
Net deferred tax asset	$607	$527

Projections for continued levels of profitability will be reviewed quarterly and any necessary adjustments to the deferred tax assets will be recognized in the provision or benefit for income taxes. In assessing the realization rate of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation allowance for deferred tax assets was recorded at December 31, 2016 and 2015, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by the Company’s earnings for the years ended December 31, 2016 and 2015.

NOTE 11. STOCK COMPENSATION PLANS

At December 31, 2016, the Company had three stock-based compensation plans (the 2005 Stock Incentive Plan, the 2015 Stock Incentive Plan, and the 2014 Non-employee Directors’ Common Stock Plan). The 2005 Stock Incentive Plan expired during the third quarter of 2015, and therefore no additional awards may be issued under this plan.

The stock incentive plans are designed to provide the Company with the flexibility to grant incentive stock options and non-qualified stock options to its executive and other officers. The purpose of the plans are to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding. The risk-free rate for the period within the contractual life of the stock option is based upon the U.S. Treasury yield curve at the date of grant. The Company recorded $199,000 and $98,000 in compensation expense for the years ended December 31, 2016 and 2015, respectively, in connection with the stock compensation plans.

2005 Stock Incentive Plan

The 2005 Stock Incentive Plan (the “2005 Plan”) is administered by the Board of Directors and had a term of 10 years. The 2005 Stock Incentive Plan expired during the third quarter of 2015 and therefore no additional awards may be issued under this plan.

As of December 31, 2016 and 2015, options to purchase a total of 87,000 and 102,000 shares, respectively, under the 2005 Plan were outstanding with an average exercise price of $6.84 and $7.38, respectively. These options vest 20% annually through March 2019. As of December 31, 2016, there was $59,000 of total unrecognized compensation cost related to non-vested equity-based compensation awards expected to vest, with an average vesting period of 2.2 years.

The following is a summary of activity in the 2005 Plan for the year-ended December 31:

	2016			2015
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years
Outstanding at beginning of the year	102,000	$7.38		233,000	$8.86
Granted	-	-		-	-
Exercised	-	-		-	-
Expired/forfeited	15,000	10.52		131,000	10.00

Outstanding at end of period	87,000	$6.84	3.8	102,000	$7.38	4.1
Exercisable at end of period	68,400	$7.34		77,200	$8.14
Available for grant at end of period	-			-

The weighted-average grant date fair value of the options for the years ended December 31, 2016 and 2015 was $3.50 and $3.33, respectively.

Aggregate intrinsic value of the outstanding stock options and exercisable stock options under the 2005 Plan at December 31, 2016 was $319,000 and $235,000, respectively. Aggregate intrinsic value of the outstanding stock options and exercisable stock options under the 2005 Plan at December 31, 2015, was $163,000 and $115,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $9.60 and $7.00 at December 31, 2016 and 2015, respectively, and the exercise price multiplied by the number of options outstanding. There were no stock options exercised during 2016 and 2015.

All options carry exercise prices ranging from $1.01 to $13.00. At December 31, 2016, there were 68,400 exercisable options, of which 27,000 shares had no intrinsic value as the exercise price exceeded the stock price.

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

December 31, 2015
Expected life in years	10.0
Risk-free interest rate	1.35%
Expected volatility	19.3%
Dividend yield	0.0%
Fair value per option	$2.10

These options vest 20% annually through October 2020. As of December 31, 2016 there was $285,000 of total unrecognized compensation cost related to non-vested equity-based compensation awards expected to vest, with an average vesting period of 3.8 years.

The following is a summary of activity in the 2015 Plan for the year-ended December:

	2016			2015
	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years	Number of Shares Underlying Options	Weighted Average Exercise Prices	Weighted Average Contractual Life in Years
Outstanding at beginning of the year	180,000	$7.15		-	$-
Granted	-	-		180,000	7.15
Exercised	-	-		-	-
Forfeited	2,500	7.15		-	-

Outstanding at end of period	177,500	$7.15	3.8	180,000	$7.15	9.8
Exercisable at end of period	35,500	$7.15		-	$-
Available for grant at end of period	92,500			90,000

The weighted-average grant date fair value of the options for the years ended December 31, 2016 and 2015 was $2.10.

All options carry exercise prices of $7.15. At December 31, 2016, there were 35,500 exercisable options, all of which had intrinsic value. Aggregate intrinsic value of the outstanding stock options and exercisable stock options under the 2015 Plan at December 31, 2016 was $435,000 and $87,000, respectively. There was no intrinsic value of the outstanding stock options and exercisable stock options at December 31, 2015, as the exercise price exceeded the stock price. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $9.60 and $7.00 at December 31, 2016 and 2015, respectively, and the exercise price multiplied by the number of options outstanding. There were no stock options exercised during 2016 and 2015.

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

The 2014 Plan is administered by the Board of Directors. The number of service shares issuable under this plan shall not exceed 100,000. On June 22, 2016, the Company granted 13,750 service shares to the non-employee directors. The grant date fair value was $7.05 per share, resulting in stock compensation expense of approximately $97,000 in 2016.On June 24, 2015, the Company granted 7,975 service shares to the non-employee directors. The grant date fair value was $7.25 per share, resulting in stock compensation expense of approximately $58,000 in 2015.

NOTE 12.  LOAN COMMITMENTS AND OTHER CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the accompanying balance sheets. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

The following table summarizes loan commitments as of December 31, 2016 and 2015:

(In thousands)	December 31, 2016	December 31, 2015
Undisbursed loan commitments	$32,868	$18,740
Standby letters of credit	10	10
	$32,878	$18,750

The Company had one non-cancelable office lease agreement that expired on in February 28, 2017. The Company did not occupy this space, and received rental payments under a sublease agreement that expired on the same date as the office lease. The Company did not renew the lease and sublease. The Company also leases various pieces of office equipment under short-term agreements. Lease expense for the years ended December 31, 2016 and 2015 totaled $72,000 and $66,000, respectively. Future minimum lease payments due under non-cancelable operating leases at December 31, 2016 were $12,000.

The Company currently receives rental income from six tenants in the building it is headquartered in, for office space the Company does not occupy. Aggregate future minimum rentals to be received under non-cancelable leases at December 31, 2016 were $841,000 through 2023.

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

NOTE 13. RELATED PARTIES

The Company purchased corporate insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. Premiums paid totaled $126,000 and $135,000 for the years ended December 31, 2016 and 2015, respectively. In management’s opinion, such transactions were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

The Company purchased employee benefit insurance through an insurance agency in which one of its principals is also a director and organizer of the Company. During the years ended December 31, 2016 and 2015 those premiums totaled $573,000 and $456,000 respectively. In management’s opinion, such transactions were made in the ordinary course of business and were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

At December 31, 2016 and 2015, certain officers, directors and their affiliated companies had depository accounts with the Bank totaling approximately $11.9 million and $6.9 million, respectively. None of those deposit accounts have terms more favorable than those available to any other depositor.

The Company had no loans to officers, directors and their affiliated companies during 2016 and 2015.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital to risk-weighted assets, common equity Tier 1 capital to total risk-weighted assets, and of tier 1 capital to average assets. To be categorized as “well-capitalized” under the prompt corrective action framework, the Bank must maintain minimum total risk-based capital, tier 1 risk-based capital, common equity tier 1 risk-based capital and tier 1 leverage ratios as set forth in the table below. As of December 31, 2016, the most recent notification from our primary regulator categorized the bank subsidiary as well-capitalized.

(In thousands)	Actual		Minimum Capital Required Under Basel III Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total Capital (to Risk Weighted Assets)	$32,001	17.19%	$16,059	8.625%	$18,620	10.00%

Tier 1 Capital (to Risk Weighted Assets)	30,306	16.28	12,335	6.625	14,896	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	30,306	16.28	9,542	5.125	12,103	6.50

Tier 1 Capital (to Average Assets)	30,306	14.36	8,440	4.00	10,550	5.00

As of December 31, 2015
Total Capital (to Risk Weighted Assets)	$27,813	18.33%	$12,139	8.00%	$15,173	10.00%

Tier 1 Capital (to Risk Weighted Assets)	26,249	17.30	9,104	6.00	12,139	8.00

Common Equity Tier 1 (to Risk Weighted Assets)	26,249	17.30	6,828	4.50	9,863	6.50

Tier 1 Capital (to Average Assets)	26,249	15.02	6,994	4.00	8,742	5.00

At December 31, 2016, approximately $10.8 million was available for the declaration of dividends by the Bank to the Company without prior approval of regulatory agencies.

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●

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

●

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of December 31, 2016
Securities available for sale:
U.S. government agencies	$-	$7,961	$-	$7,961
Mortgage-backed securities	-	2,792	-	2,792

As of December 31, 2015
Securities available for sale:
U.S. government agencies	$-	$9,162	$-	$9,162
Mortgage-backed securities	-	3,290	-	3,290

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods. From December 31, 2015 to December 31, 2016, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

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

At December 31, 2016, impaired loans with a carrying value of $332,000 were reduced by specific valuation allowances totaling $20,000 resulting in a net fair value of $312,000, based on Level 3 inputs. At December 31, 2015, impaired loans with a carrying value of $678,000 were reduced by specific valuation allowances totaling $26,000 resulting in a net fair value of $652,000, based on Level 3 inputs.

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

The significant unobservable inputs (Level 3) used in the fair value measurement of cash flow impaired loans relate to discounted cash flows models using current market rates applied to the estimated life of the loan and credit risk adjustments. Future cash flows are discounted using current interest rates for similar credit risks. During the reported periods, the cash flow discounts ranged from 0.2% to 65% for cash flow impaired loans.

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

For the year ended December 31, 2016 and 2015, there were no re-measurements of OREO.

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

In connection with the sale of $35.8 million in loans during 2016, the Company added a servicing asset of $833,000, and amortized $422,000 using the amortization method for the treatment of servicing. Loan servicing assets do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using a discounted cash flow model having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy. For the asset recorded in 2016, the discount rate ranged from 7.0% to 8.7% and the combined prepayment and default rates ranged from 8.4% to 9.4%.

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

Carrying amounts and estimated fair values of other financial instruments by level of valuation input were as follows:

	December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$12,318	$12,318
Level 2 inputs:
Securities available for sale	10,753	10,753
Securities, restricted	1,054	1,054
Loans held for sale	11,225	12,295
Loans, net	158,708	159,596
Accrued interest receivable	795	795
Level 3 inputs:
Securities held to maturity	9,668	9,668
Servicing asset	1,929	1,929
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	38,349	37,884
Level 2 inputs:
Interest bearing deposits	136,326	133,260
Borrowed funds	6,000	6,000
Accrued interest payable	33	33

	December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$8,710	$8,710
Level 2 inputs:
Securities available for sale	12,452	12,452
Securities, restricted	1,046	1,046
Loans held for sale	6,365	6,925
Loans, net	137,648	138,419
Accrued interest receivable	504	504
Receivable for sold loans	1,972	1,972
Level 3 inputs:
Servicing asset	1,518	1,518
Financial liabilities:
Level 1 inputs:
Non-interest bearing deposits	24,138	24,908
Level 2 inputs:
Interest bearing deposits	112,897	112,141
Borrowed funds	10,000	10,000
Accrued interest payable	24	24

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

T BANCSHARES, INC.
CONDENSED BALANCE SHEETS

(In thousands)	December 31, 2016	December 31, 2015
ASSETS

Cash and due from banks	$737	$770
Accounts receivable	80	61
Investment in subsidiary	30,424	26,379

Total assets	$31,241	$27,210

LIABILITIES AND CAPITAL

Accounts payable	$68	$-
Payable to subsidiary	16	-
Total liabilities	84	-

Capital	31,157	27,210

Total liabilities and capital	$31,241	$27,210

T BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,

(In thousands)	2016	2015
Equity in income from subsidiary	$4,278	$3,426

Non-interest expense:
Professional and administrative	251	103
Stock based compensation	199	98
Total non-interest expense	450	201
Income before income taxes	3,828	3,225
Income tax benefit	(153)	(68)
Net Income	$3,981	$3,293

T BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2016	2015
Net Income	$3,981	$3,293
Other comprehensive income (loss):
Change in unrealized gain (loss) on investment securities available-for-sale	(353)	32
Reclassification adjustment for realized loss on sale included in net income	-	1
Total other comprehensive income (loss), before tax effect	(353)	33
Tax effect	(120)	11
Other comprehensive income (loss)	(233)	22
Comprehensive income	$3,748	$3,315

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS cont’d

T BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

(In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$3,981	$3,293
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Bank	(4,278)	(3,426)
Stock based compensation	199	98
Net change in other assets	(19)	(30)
Net change in other liabilities	84	(28)
Net cash used in operating activities	(33)	(93)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net change in cash and cash equivalents	(33)	(93)
Cash and cash equivalents at beginning of period	770	863

Cash and cash equivalents at end of period	$737	$770

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Company’s financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 and was updated in 2013. Based on this assessment, management believes that as of December 31, 2016, the Company’s internal controls over financial reporting are effective.

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

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information concerning the Company’s directors and executive officers will appear in the Company’s Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2017 (the” Proxy Statement”), under the caption “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act will appear in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

We have adopted a Code of Conduct and Conflicts of Interest, which is applicable to all directors, officers and employees of the Company and the Bank. A discussion of our Code of Conduct and Conflicts of Interest will appear in the Proxy Statement under the caption “Code of Conduct.” Such information is incorporated herein by reference and is posted to the Company’s website under “About T Bank – Shareholders”.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2016, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders:
2005 Stock Incentive Plan (1)	87,000	$6.84	-
2015 Stock Incentive Plan	177,500	7.15	92,500
Equity compensation plans not approved by security holders:
2014 Non-employee Directors’ Common Stock Plan	-	-	78,275

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

3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) 2005 Incentive Plan (3)(4)
10.2	Form of Incentive Stock Option Agreement (3)(4)
10.3	Form of Non-Qualified Stock Option Agreement (3)(4)
10.4	T Bancshares, Inc. (f/k/a First Metroplex Capital, Inc.) Organizers’ Warrant Agreement dated November 2, 2004 (5)
10.5	Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Patrick Howard (4)(6)
10.6	Employment Agreement by and between T Bancshares, Inc. and Steve Jones (4)(9)
10.7 10.8 10.9
Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Ken Bramlage (4)(6)
Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Craig Barnes (4)(6)
Amendment to Employment Agreement by and between T Bancshares, Inc., T Bank N.A., and Patrick Howard dated March 31, 2014 (4)(7)

10.10	2014 Non-employee Directors’ Common Stock Plan (4)*
10.11	2015 Stock Incentive Plan (4)(8)
10.12	Form of Stock Option Agreement (4)*
21	Subsidiaries of T Bancshares, Inc. *
23	Consent of Whitley Penn*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Registrant with the SEC on August 14, 2007 (File No. 000-51297).
(2)	Incorporated by reference from the Current Report on Form 8-K filed by Registrant with the SEC on April 30, 2008 (File No. 000-51297).
(3)	Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant with the SEC on September 20, 2005 (Registration No. 333-128456).
(4)	Indicates a compensatory plan or contract.
(5)	Incorporated by reference from the Registration Statement on Form SB-2 filed by the Registrant with the SEC on December 15, 2003 and as amended on June 11, 2007 (Registration No. 333-111153).
(6)	Incorporated by reference from the Annual Report on Form 10-KSB filed by Registrant with the SEC on April 1, 2013 (File No. 000-51297).
(7)	Incorporated by reference from the Annual Report on Form 10-KSB filed by Registrant with the SEC on March 31, 2014 (File No. 000-52197).
(8)	Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed by Registrant with the SEC on April 30, 2015 (File No. 000-51297).
(9)	Incorporated by reference from the Annual Report on Form 10-KSB filed by Registrant with the SEC on March 29, 2016 (File No. 000-52197).
*	Filed Herewith

Item 16. Form 10-K Summary.

          None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.

Dated:	March 29, 2017	By:	/s/ Patrick Howard
Patrick Howard

President & Chief Executive Officer
(Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick Howard	Director and Principal Executive	March 29, 2017
Patrick Howard	Officer

/s/ Ken Bramlage	Principal Financial Officer and	March 29, 2017
Ken Bramlage	Principal Accounting Officer

/s/ Stanley E. Allred	Director	March 29, 2017
Stanley E. Allred

/s/ Dan Basso	Director	March 29, 2017
Dan Basso

/s/ Frankie Basso	Director	March 29, 2017
Frankie Basso

/s/ David Carstens	Director	March 29, 2017
David Carstens

/s/ Ron Denheyer	Director	March 29, 2017
Ron Denheyer

/s/ Eric Langford	Director	March 29, 2017
Eric Langford

/s/ Charles M. Mapes, III	Director	March 29, 2017
Charles M. Mapes, III

/s/ Thomas McDougal	Director	March 29, 2017
Thomas McDougal, DDS

/s/ Gordon R. Youngblood	Director	March 29, 2017
Gordon R. Youngblood

/s/ Steven Jones	Director	March 29, 2017
Steven Jones