Form 10-K/A
period 2016-12-31
T Bancshares, Inc.
filed 2017-04-28
CIK 1272754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2016

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to

Commission File Number: 000-51297

T Bancshares, Inc.
Exact name of registrant as specified in its charter

Texas	71-0919962
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

16200 Dallas Parkway, Suite 190 Dallas, Texas	75248
Address of principal executive offices	Zip Code

(972) 972-9000
Registrant’s telephone number including area code

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.01	None
Title of each Class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $23.2 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of common shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,051,657 shares of the Company’s Common Stock ($0.01 par value per share) were outstanding as of March 29, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

T Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Amendment No. 1”), as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2017 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is to be filed no later than 120 days after the Company’s fiscal year ended December 31, 2016. Given the expected timing for the completion of the merger between the Company and T Acquisition, Inc., and joined in by Tectonic Advisors, LLC., announced on November 10, 2016, the Company is filing this Amendment No. 1 to include Part III information in its Form 10-K because it does not intend to file a definitive proxy statement within 120 days of its fiscal year ended December 31, 2016.

As required by Rule 12b-15 under Securities Exchange Act of 1934, as amended, Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, the Exhibit Index in Item 15 of Part IV of the Original Filing is hereby amended to include currently dated certificates of the Company’s principal executive officer and principal financial officer as exhibits to this Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Unless the context requires otherwise or unless otherwise noted all references to “T Bancshares,” “Company,” “we,” “our” or “us” are to T Bancshares, Inc. and its wholly-owned subsidiary, T Bank, N.A. (the “Bank”), collectively.

Board Composition

Our bylaws authorize our Board of Directors to fix the number of directors at any number not less than one.  Our Board of Directors currently consists of 11 members named below.  There are no arrangements or understandings between T Bancshares and any person pursuant to which such person has been elected as a director.

Name	Age	Position(s) Held with T Bancshares	Position(s) Held with T Bank, N.A.	Director Since
Stanley Allred	62	Director	Director	February 2003
Dan Basso	71	Director, Chairman	Director, Chairman	February 2003
Frankie Basso	46	Director	Director	February 2003
David Carstens	52	Director	Director	February 2003
Ron Denheyer	49	Director	Director	February 2003
Patrick Howard	56	Director, President & Chief Executive Officer	Director, President & Chief Executive Officer	September 2007
Steven Jones	59	Director	Director, Plano Market President	February 2004
Eric Langford	58	Director	Director	February 2003
Charles Mapes	75	Director	Director	February 2003
Thomas McDougal	77	Director	Director	February 2003
Gordon Youngblood	57	Director	Director	February 2003

Set forth below is certain information about the members of our Board of Directors, including the experiences, qualifications, attributes or skills that caused the Nominating Subcommittee of the Executive Committee and our Board of Directors to determine that the individual should serve as a director.

Stanley Allred.  Mr. Allred has been a director of our Company since February 2003.  Mr. Allred has spent the last 34 years in the securities industry, and he currently serves as Managing Partner for Allred Capital Management of Raymond James & Associates where he is responsible for approximately $500 million in equity portfolios.  He has extensive knowledge of the securities business and feels that his interaction with individuals who demand high quality banking services helps build T Bank, N.A.’s customer base. He also serves on the Executive Board of the Circle Ten Council, Boy Scouts of America, is a director of the Baylor Oral Health Foundation and was a past Chairman for Dallas Heritage Village.  He received his B.B.A. from Stephen F. Austin University. Mr. Allred holds several registration licenses with the Financial Industry Regulatory Authority.  We believe Mr. Allred brings to the Board significant investment, financial planning, and financial skills important to the oversight of enterprise and operational risk management of the Company.

Dan Basso. Mr. Basso has been a director of our Company since February 2003 and has served as Chairman since 2004.  Mr. Basso is Chief Executive Officer of Systemware, Inc. and Systemware Professional Services, Inc., companies he co-founded in 1981.  Systemware provides report distribution, document management and enterprise content management software and consulting services to a worldwide client base.  He is also a partner in several real estate ventures.  Before his involvement with Systemware, he held several technology and administrative positions with Frito-Lay, LTV Corporation and the Federal Reserve Bank of Dallas.  Mr. Basso holds a Bachelor of Science degree in Aeronautical and Astronautical Engineering from the University of Illinois.  Mr. Basso is the father of Frankie Basso, who is also one of our directors. We believe Mr. Basso’s experience and qualifications provide sound leadership to the Board, as well as strategic planning, significant corporate governance and operational risk management insight.

Frankie Basso.  Mr. Basso has been a director of our Company since February 2003.  Mr. Basso is the President and Chief Operating Officer of Systemware, Inc., where he has been employed since 1994.  As Systemware’s President and Chief Operating Officer, Frankie Basso is responsible for the day-to-day leadership of the company’s sales, corporate marketing, development, support and services organizations.  Mr. Basso is a life-long native of the Dallas area.  He was born in Arlington, Texas, graduated from J. J. Pearce High School and earned a Bachelor of Arts degree in communications from Southern Methodist University.  Frankie Basso is the son of Dan Basso, who is our Chairman. We believe Mr. Basso provides risk operations management, strategic planning, and marketing expertise to the Board, skills that are important as we continue to implement our business plan.

David Carstens.  Mr. Carstens has been a director of our Company since February 2003.  Mr. Carstens is a partner at Carstens & Cahoon, L.L.P., a law firm that primarily represents clients seeking patents, trademarks, and copyrights. Mr. Carstens is a member of the Dallas Bar Association, has served as President of the Dallas/Ft. Worth Intellectual Property Law Association, and frequently speaks at continuing legal education seminars. Mr. Carstens has lived in the Dallas area for over 32 years.  He holds a B.S. in Mechanical Engineering from Texas A&M, a B.S. in Electrical Engineering from the University of Texas at Dallas, and a J.D. and M.B.A. from Southern Methodist University.  We believe Mr. Carstens brings risk management, strategic planning, as well as corporate governance skills to the Board.

Ron Denheyer.  Mr. Denheyer has been a director of our Company since February 2003.  In 1998, Mr. Denheyer joined Systemware, Inc., and is Executive Vice President and Chief Financial Officer.  Prior to joining Systemware, Inc., he served as Division Controller of Argonaut Insurance Company.  Mr. Denheyer is a member of Financial Executives International, a premier professional organizational for chief financial officers, controllers and cashiers.  He currently sits on the Board of Trustees at Parish Episcopal School and serves as Chairman of the Endowment Board.  He also sits on the Board of 1 Million 4 Anna Foundation.  He is a graduate from James Martin High School in Arlington, Texas and holds a Bachelor of Arts degree from Texas Christian University and a Master of Business Administration from the University of Dallas. We believe Mr. Denheyer brings strong investment, accounting and financial skills important to the oversight of our financial reporting and operational risk management.

Patrick Howard. Mr. Howard was named President & Chief Executive Officer of the Company and T Bank, N.A. in July 2010. He joined the Company as a Director and Executive Vice President, Chief Operating Officer of T Bank, N.A. in September 2007. Previously, Mr. Howard served as the Executive Vice President, Chief Operating Officer of a $2.2 billion savings bank headquartered in Denver, Colorado, since 1994. During his career, Mr. Howard has had executive level and direct managerial responsibility for numerous areas of bank operations including credit origination and administration, retail branch operations, mortgage servicing and loan operations, compliance, technology, investments, risk mitigation, internal controls development and implementation, and strategic planning. Mr. Howard started his banking career in 1986 in San Antonio, Texas. He is an honors graduate of the University of Texas at San Antonio where he earned a Bachelor of Business Administration degree in finance. We believe Mr. Howard provides the Board with sound leadership, strategic planning skills, as well as extensive understanding and experience in managing operational, credit, and regulatory risk and asset liability management.

Steven Jones.  Mr. Jones has been a director of our Company since February 2004.  He was Executive Vice President and Chief Lending Officer of the Company until October 2007 when he became Market President for the Plano, Texas region.  Mr. Jones is a life-long Texas native and has lived in the Dallas area for the past 32 years, during which time he has been associated with several community banks in the Dallas market. Prior to joining T Bank in 2004, he was Executive Vice President and Senior Lending Officer of First Independent National Bank in Plano, Texas. Between September 1987 and August 1997, he served in various lending officer capacities with Willow Bend National Bank, Bonham State Bank and Compass Bank before joining First State Bank of Texas (formerly Addison National Bank) in August 1997 as a Senior Vice President and Loan Officer.  Mr. Jones served in these capacities for approximately three years before leaving the bank to become an Executive Vice President and Senior Lending Officer of First Independent National Bank where he served until April 2004. Mr. Jones is a graduate of Texas A&M University where he earned a Bachelor of Business Administration degree in finance.  He is also a graduate of the Southwestern Graduate School of Banking at Southern Methodist University and the National Commercial Lending School at Oklahoma University. Mr. Jones began his banking career in 1984 at Texas National Bank, a community bank located in Dallas.  We believe Mr. Jones’ banking and lending experience provides the Board with important credit and industry experience.

Eric Langford.  Mr. Langford has been a director of our Company since February 2003.  He has been active in the real estate industry for over 30 years as an investor and developer.  Since 1995, he has managed Langford Property Company.  He previously served as Senior Vice President for two leading national real estate firms, Opus West Corporation and Koll Development Company.  A 50-year resident of Dallas, Mr. Langford was the founding President of North Texas Commercial Association of Realtors, which awarded him with the Stemmons Service Award, the highest honor in the Dallas real estate industry. Mr. Langford is a Magna Cum Laude graduate from Texas A&M University.  We believe that Mr. Langford’s expansive business experience in the real estate industry provides leadership and management experience that is beneficial to the Board.

Charles M. Mapes, III.  Mr. Mapes has been a director of our Company since February 2003.  Mr. Mapes is a principal of Insurance One Agency.  Prior to forming Insurance One Agency in 1992, he served as chairperson and president of Chuck Mapes Insurance Agency for 15 years.  Mr. Mapes has been associated with the insurance industry for more than 40 years.  He is a graduate of the University of Richmond where he earned a Bachelor of Business Administration degree. We believe Mr. Mapes provides significant corporate governance, credit, and operational risk management experience to the Board.

Thomas McDougal, DDS.  Dr. McDougal has been a director of our Company since February 2003.  Dr. McDougal is a practicing dentist, having been in private practice since 1970.  Since 1988, Dr. McDougal has practiced in Richardson, Texas as the owner of Tom M. McDougal DDS.  He received a Bachelor of Science degree from Oklahoma State University and his Doctor of Dental Surgery degree from Baylor University.  He serves on the board of directors of several national dentistry associations, and has served as President of the Dallas County Dental Society and the American Academy of Dental Practice. He is an adjunct professor at Baylor College of Dentistry and is on the teaching faculty at the center for Aesthetic and Restoration Dentistry.  We believe Dr. McDougal’s experience as a practicing dentist and leadership roles in the dental community provides particular benefit in overseeing our dental lending practice as well as corporate governance experience.

Gordon R. Youngblood.  Mr. Youngblood has been a director of our Company since February 2003.  Mr. Youngblood was born and raised in the Dallas area.  He attended Southern Methodist University, Dallas, Texas and graduated in 1982 with a Degree in Business Administration and a Minor in History.  He is a Partner at Helmsman Financial Partners, L.L.P. and has owned Gordon Youngblood Insurance Associates since 1988, where he provides Corporate and Employee Benefits consulting.  Mr. Youngblood is an avid sports fan and has spent much of his time in the community coaching various sports. He also has served as President on the J.J. Pearce High School Athletic Booster Board and as Campaign Co-Chair of the J.J. Pearce High School Excellence in Education Fund. He also enjoys hunting, fishing and history. We believe Mr. Youngblood’s qualifications to serve on the Board include his leadership experience in risk management, as well as employee benefit and compensation matters.

Executive Officers

Name	Age	Position(s) Held with T Bank, N.A.	Position(s) Held with T Bancshares, Inc.	Position(s) Since
Patrick Howard	56	President & Chief Executive Officer, Director	President & Chief Executive Officer, Director	July 2010
Ken Bramlage	56	Executive Vice President & Chief Financial Officer	Executive Vice President & Chief Financial Officer	April 2010
Steven M. Jones	59	Plano Market President, Director	Director	November 2004
Shari S. Jensen	56	Vice President & Compliance Officer	Secretary	April 2010
D. Craig Barnes	64	Executive Vice President & Chief Credit Officer	________	February 2008
Charles Holmes	65	Executive Vice President & Chief Trust Officer	________	February 2006
Thad Hutcheson	39	Chief Technology Officer & Chief Information Officer	________	April 2004

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the SEC.  Our officers, directors and 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms so filed.

Based solely on a review of copies of such forms received and written representation letters from our executive officers and directors, we believe that, during the last fiscal year, all executive officers and directors complied with the Section 16(a) reporting requirements.

Code of Ethics

 We are committed to having sound corporate governance principles, both at the holding company level and at T Bank, N.A., our subsidiary bank.  Such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace.  We have adopted a Code of Conduct and Conflicts of Interest Policy, which, together with the policies referred to therein, is applicable to all our directors, officers and employees.  The Code of Conduct and Conflicts of Interest Policy covers all areas of professional conduct and ethics, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. We strongly encourage all employees, officers and directors to promptly report any violations of any of our policies.  A copy of our Code of Conduct and Conflicts of Interest Policy is posted to the Company’s website, www.tbank.com, under “About Us-Investor Relations.” The policy may also be obtained by any person, without charge, upon written request to T Bancshares, Inc., Attn: Corporate Secretary, 16200 Dallas Parkway, Suite 190, Dallas, Texas 75248.

Audit Committee

The members of the Audit Committee are David Carstens, Ron Denheyer, Charles Mapes, Thomas McDougal, and Frankie Basso.  Mr. Carstens serves as Chairmen of the Audit Committee.  The Board of Directors has determined that each member of the Audit Committee is “independent” according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and NASDAQ.  In addition, the Board has determined that each member of the Audit Committee is “financially literate” under the current listing standards of NASDAQ.  The Board has also determined that Mr. Denheyer is an “audit committee financial expert” as defined by the SEC rules.

Item 11—Executive Compensation

Compensation of Non-Employee Directors for 2016

 Meetings of our Board of Directors are held regularly each month.  Non-employee directors are compensated in accordance with the 2014 Non-employee Directors’ Common Stock Plan (the “Non-employee Director Plan”). Under the Non-employee Director Plan, non-employee directors are awarded annually after the annual meeting of shareholders a number of common shares based upon the director’s actual participation in regular and special meetings of the Board of Directors, as well as committees thereof.  Directors are awarded 100 common shares for each regular Board of Directors meeting attended and 25 common shares for each Board of Directors committee or special Board of Directors meeting attended during the preceding 12 months. Mr. Howard and Mr. Jones, as employee directors, are not eligible to participate in the Non-employee Director Plan.

The amounts shown in the table below represent the grant date fair value of common shares granted to the non-employee directors on June 22, 2016.  The grant date fair value of each share of common stock was $7.05, which was the closing price of T Bancshares, Inc. stock on June 21, 2016.  The amounts reflect the total compensation paid to the non-employee directors for the period June 23, 2015 through June 22, 2016.
Name	Stock Awards ($)
Stanley Allred	9,870
Dan Basso	13,043
Frankie Basso	9,870
David Carstens	8,284
Ron Denheyer	10,399
Eric Langford	11,280
Charles Mapes	12,161
Thomas McDougal	10,046
Gordon Youngblood	11,985

Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information concerning the cash and non-cash compensation awarded to, earned by, or paid to Patrick Howard, our President and Chief Executive Officer, Steven Jones, our Plano Market President, and Craig Barnes, our Executive Vice President and Chief Credit Officer for the fiscal years ended December 31, 2016 and 2015.  These three officers are referred to as the “named executive officers” in this proxy statement.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation (2) ($)		Total Compensation ($)
Patrick Howard (3)	2016	223,438	92,000	-	8,927	(6)	324,365
President & CEO	2015	212,500	85,000	115,500	7,780		420,780

Steven Jones (4)	2016	150,000	23,366	-	16,583	(7)	189,950
Plano Market President	2015	150,000	24,716	52,500	15,555		242,771

D. Craig Barnes (5)	2016	127,500	52,800	-	4,928	(8)	185,228
Executive Vice President & Chief Credit Officer	2015	120,000	48,000	21,000	4,474		193,474

(1)
Amounts shown represent the FASB ASC Topic 718 grant date fair value of options granted during 2015.  See note 11 to the consolidated financial statements included with the 2015 Form 10-K for a discussion of the assumptions used in the valuation of stock-based compensation awards.

(2)	Includes group life insurance policy premiums paid by the Company for the benefit of the named executive officer.
(3)	Represents bonus payments under the Company’s executive incentive plan. See “Executive Incentive Plan” below.
(4)	Represents bonus payments under the Company’s lending incentive program. See “Employment Agreement – Steven Jones” below.
(5)	Represents bonus payments under the Company’s executive incentive plan. See “Executive Incentive Plan” below.
(6)	Includes 401(k) match, $8,411; and group life insurance, $516.
(7)	Includes auto allowance, $9,600; 401(k) match, $6,467; and group life insurance, $516.
(8)	Includes 401(k) match, $4,315; and group life insurance, $613.

Grants of Plan-Based Awards

The Compensation Subcommittee of the Executive Committee of the Board of Directors (the “Compensation Subcommittee”) grants incentive stock options periodically.  There were no stock option grants in 2016.  On October 29, 2015, an aggregate of 180,000 stock options with a grant date fair value of $2.10 and exercise price of $7.15 (which was the last reported sales price prior to such grant) were granted to key employees under the 2015 Incentive Plan, of which Mr. Howard received 55,000 stock options, Mr. Jones received 25,000 stock options and Mr. Barnes received 10,000 stock options.  These stock options vest ratably beginning at their one year anniversary and expire 10 years from their grant date.

Executive Incentive Plan

Messrs. Howard and Barnes are entitled to participate in an executive incentive plan.  The executive incentive plan provides for an annual bonus of up to 40% of the executive’s base salary based on achieving certain key benchmarks related to managing risk, profitability, and other criteria as established by the compensation subcommittee. Under the executive incentive plan, the executive may receive up to an additional 15% of his base salary if the Bank has acceptable examination ratings as determined by the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary regulator, at the end of the calendar year.  The executive may receive an additional 15% if the Bank has a pre-tax return on average assets (“ROA”) of 1% or greater for the calendar year. Acceptable examination ratings are also a prerequisite for the ROA incentive to be paid. The executive cannot be compensated for profitability unless the Bank is operated in a safe and sound manner in the judgment of the OCC. The compensation subcommittee has discretionary authority to award an additional 10% of the executive’s base salary. While discretionary, the compensation subcommittee will consider the following factors:

•	Overall profitability of the Bank, particularly if ROA significantly exceeds the above benchmark.

•	If budgeted goals were met or exceeded, particularly as it relates to asset growth.

•	How competently extraordinary challenges or opportunities, should they arise, are managed. These may be positive, negative, or unanticipated events impacting the Bank.

•	The absence of any significant comments from the Company’s financial auditors, particularly the absence of a management letter outlining control concerns.

•	Satisfactory internal controls audits.

•
Qualitative commentary from the Report of Examination as it relates to areas where the Executive may have special influence, particularly the absence of any new Matters Requiring Attention (“MRAs”) or the removal of any existing MRAs.

In November 2016, the compensation subcommittee approved a payment to Mr. Howard of $92,000, or 40% of his base pay as of that date, and a payment to Mr. Barnes of $52,800, or 40% of his base pay as of that date if these benchmarks were met in fiscal year 2016. As of December 31, 2016, actual results satisfied the established benchmarks and Messrs. Howard and Barnes were paid the full incentive bonus in December 2016.

Employment Agreements

 Patrick Howard

We entered into an employment agreement with Mr. Howard in September 2007 regarding his employment. On March 28, 2013, we amended and restated that agreement. The agreement was further amended on March 31, 2014 and May 11, 2015 to adjust his base salary. Pursuant to the agreement, Mr. Howard is an at-will employee and the agreement may be terminated by either party with 30 days written notice. Neither party has provided notice of termination of the agreement.

Under the terms of the 2014 amendment to the employment agreement, the Compensation Subcommittee approved a 25% increase in base salary for Mr. Howard, from $170,000 to $212,500 per year effective April 1, 2014, and a special one-time bonus of $80,000.  Both the base salary increase as well as the bonus were based on market data obtained from the 2013 Federal Reserve Bank of Dallas Officer Salary Survey and the 2013 Independent Bank Salary Survey from Oliver Garrison. Based upon these sources, the Compensation Subcommittee adjusted Mr. Howard’s base salary to be commensurate with the information contained in that data for the president and chief executive officer position at similarly situated banks. When combined with Mr. Howard’s incentive compensation available under the executive incentive plan (as discussed above), if earned, his total compensation would place him in the 75th percentile of the market based on the salary survey information reviewed. Under the terms of Mr. Howard’s employment agreement, his salary is subject to increases authorized by the Board of Directors.  Effective May 16, 2016, Mr. Howard’s base salary was $230,000.  Mr. Howard also receives other customary benefits such as health, dental and life insurance, 401K plan, and membership fees to banking and professional organizations.

In the event of a “change in control,” Mr. Howard will be entitled to receive a cash lump sum payment equal to 299% of his “base amount” as defined in section 280G of the Internal Revenue Code which, in general, means the executive’s annualized compensation over the prior five year period.  If Mr. Howard’s employment is terminated prior to a change in control for any other reason other than “good cause,” we will be obligated to pay as severance, 100% of his “base amount” as defined in section 280G of the Internal Revenue Code. Mr. Howard has also agreed to a one-year post-employment non-solicitation and non-competition agreement.

 Steven Jones

We have entered into an employment agreement with Steven Jones regarding his employment as Plano Market President of T Bank, N.A. that automatically renews for an additional one year term following the end of the prior year term unless either party provides notice that it will not seek to renew the agreement.

Under the terms of his employment agreement, Mr. Jones receives a base salary of $150,000 per year.  Mr. Jones also receives other customary benefits such as health, dental and life insurance, 401K plan, and an automobile allowance.

Pursuant to the employment agreement, the Company also granted him options to acquire 25,000 shares of common stock at an exercise price of $10.00 per share, exercisable within 10 years from the date of grant of the options, September 6, 2005.  These options expired in 2015 without being exercised.

In the event of a “change in control,” Mr. Jones may terminate the employment agreement.  If he terminates the agreement, he will be entitled to receive a cash lump sum payment equal to 99% of his “base amount” as defined in section 280G of the Internal Revenue Code which, in general, means the executive’s annualized compensation over the prior five year period.  If Mr. Jones’ employment is terminated prior to a change in control for any other reason other than “good cause,” we will be obligated to pay as severance, the remainder of Mr. Jones’ base salary over the remaining term of the agreement; however, in no event, will the severance payment be less than one year’s base salary.

Mr. Jones’ employment agreement also generally provides noncompetition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Jones’ employment. The noncompetition provision is limited in scope to 30 miles from any office of T Bank, N.A.

Mr. Jones received additional compensation pursuant to a lending incentive program established in 2005 and revised in 2009 designed to provide incentive to lending personnel based upon several factors, but principally on the lender’s contribution to the profitability of the Bank through loan and deposit generation.

D. Craig Barnes

On March 28, 2013, T Bancshares and T Bank, N.A. entered into an employment agreement with Mr. Barnes. Pursuant to the agreement, the employee is an at-will employee and the agreement may be terminated by either party with 30 days written notice. Neither party has provided notice that it intends to terminate the agreement.

Under the terms of the agreement, Mr. Barnes receives a base salary of $120,000 per year, subject to increases authorized by the Board of Directors.  Effective May 16, 2016, Mr. Barnes salary was $132,000.  Mr. Barnes also receives other customary benefits such as health, dental and life insurance, 401K plan, and membership fees to banking and professional organizations.

In the event of a “change in control,” Mr. Barnes will be entitled to receive a cash lump sum payment equal to 100% of his “base amount” as defined in section 280G of the Internal Revenue Code which, in general, means the executive’s annualized compensation over the prior five year period.  If Mr. Barnes’ employment is terminated prior to a change in control for any other reason other than “good cause,” we will be obligated to pay as severance, 100% of his “base amount” as defined in section 280G of the Internal Revenue Code. Mr. Barnes has also agreed to a one-year post-employment non-solicitation and non-competition agreement.

Health and Insurance Benefits

Our named executive officers and other full time employees are provided hospitalization, major medical, and dental insurance.  We pay a substantial part of the premiums for these coverages.  All insurance coverage under these plans is provided under group plans on generally the same basis to all full-time employees.  In addition, we maintain term life and long term disability insurance which provide benefits to all employees who have completed one month of full-time employment with us.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information on outstanding option and stock awards held by the named executive officers of the Company at December 31, 2016, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option.

Outstanding Equity Awards at Fiscal Year-End
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#) (1)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Patrick Howard	25,000 2,000	- -	13.00 1.01	9/4/07 5/26/10	9/4/17 5/26/20
	4,000	6,000	5.04	3/31/14	3/31/24
	11,000	44,000	7.15	10/29/15	10/29/25

Steven Jones	5,000	20,000	7.15	10/29/15	10/29/25

D. Craig Barnes	10,000 5,000	- -	6.00 2.25	12/3/08 4/21/10	12/3/18 4/21/20
	2,000	3,000	5.04	3/31/14	3/31/24
	2,000	8,000	7.15	10/29/15	10/29/25

(1) All options vest 20% per year beginning on the first anniversary of their grant date.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

This following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2017, for:

•	each person known by us to own beneficially more than 5% of our common stock;
•	each executive officer named in the summary compensation table;
•	each of our directors and director nominees; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities.  Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  Shares of common stock issuable upon exercise of options and other rights beneficially owned that are exercisable within 60 days of the record date are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights but are not deemed outstanding for computing the percentage ownership of any other person.  Unless otherwise noted, the address for each shareholder listed below is c/o T Bancshares, Inc., 16200 Dallas Parkway, Suite 190, Dallas, Texas  75248.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Greater Than 5% Shareholders that is not a Director or Named Executive Officer:
William D. Gross	375,000(2)	9.26%

Directors and Named Executive Officers:
Stanley Allred	42,835	1.06%
D. Craig Barnes	35,000(3)	*
Dan Basso (8)	244,615	6.04%
Frankie Basso (8)	156,630(4)	3.87%
David Carstens	42,585	1.05%
Ron Denheyer(8)	156,905(4)	3.87%
Patrick Howard	96,492(5)	2.36%
Steven Jones	33,193(6)	*
Eric Langford	91,360(7)	2.25%
Charles Mapes	39,577	*
Thomas McDougal	42,807	1.06%
Gordon Youngblood	28,187	*
All Directors and Executive Officers as a group (14 individuals)	911,266(9)	22.66%

*Represents less than 1% of the total shares outstanding.
(1)	Percentage of beneficial ownership is based on 4,051,657 common shares outstanding as of March 31, 2017.
(2)	This information is based solely on a Schedule 13G filed with the SEC on March 16, 2012 by William D. Gross.
(3)	Includes options to purchase 19,000 shares of common stock, all of which are exercisable as of the date of this proxy statement.
(4)	Includes 113,920 shares owned directly by a trust for which Mr. Frankie Basso serves as co-trustee with Mr. Denheyer’s spouse.
(5)	Includes options to purchase 42,000 shares of common stock, all of which are exercisable as of the date of this proxy statement.
(6)	Includes 1,627 shares owned directly by Mr. Jones’ spouse and 1,219 shares owned directly by Mr. Jones’ children.
(7)	Includes 48,000 shares owned directly by Mr. Langford’s children.
(8)	Mr. Dan Basso is the father of Mr. Frankie Basso and father-in-law of Mr. Ron Denheyer.
(9)
Includes 113,920 shares for a trust which Mr. Frankie Basso and Mr. Denheyer’s spouse serve as co-trustees. The 113,920 shares are included in the amounts for both Mr. Frankie Basso and Mr. Denheyer individually. [This overlap in beneficial ownership has been eliminated in calculating the total number of shares and the percentage of class owned by directors, nominees and management as a group.]

Securities Authorized for Issuance Under Equity Compensation Plans

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

Item 13—Certain Relationships and Related Transactions

Mr. Dan Basso, a director, is the father of Mr. Frankie Basso, a director, and the father-in-law of Mr. Denheyer, also a director.  There is no agreement between Mr. Dan Basso, Mr. Frankie Basso and Mr. Denheyer with respect to the acquisition, retention, disposition or voting of our common stock.

Under Section 402 of the Sarbanes-Oxley Act of 2002, it is unlawful for any issuer to extend, renew or arrange for the extension of credit in the form of a personal loan to or for any director or executive officer of that issuer.  This prohibition does not apply to loans that were made on or prior to July 30, 2002, or certain types of loans described in Section 402 that are (i) made available by the issuer in the ordinary course of the issuer’s consumer credit business; (ii) of a type generally made available by such issuer to the public; and (iii) made by the issuer on market terms, or terms that are no more favorable than those offered by the issuer to the general public.

Section 402 also does not apply to loans by an insured depository institution, such as T Bank, N.A. if the loan is subject to the insider lending restrictions of Sections 22(g) and 22(h) of the Federal Reserve Act and the Federal Reserve’s Regulation O.  We believe that all related transactions comply with Section 402 of the Sarbanes-Oxley Act or have been made pursuant to a valid exception from Section 402 of the Sarbanes-Oxley Act.

Certain of our officers, directors and principal shareholders and their affiliates have had transactions with T Bank, N.A. including investments in certificates of deposit.  Our management believes that all such investments have been and will continue to be made in the ordinary course of business of T Bank, N.A. on substantially the same terms, including interest rates paid, as those prevailing at the time for comparable transactions with unaffiliated persons, and do not involve any unfavorable features.

Item 14—Principal Accounting Fees and Services

Principal Auditor Fees and Services

Our Audit Committee appointed Whitley Penn LLP as our independent auditors for the fiscal year ended December 31, 2016.

Neither the Company nor anyone on its behalf has consulted with Whitley Penn LLP regarding (A) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (b) any matter that was either subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K).

The following table shows the fees billed for the services provided by Whitley Penn LLP for fiscal years ended December 31, 2016 and December 31, 2015, respectively.

	2016	2015
Audit Fees (1)	$52,852	$48,247
Tax Fees(2)	55,665	54,050
All Other Fees(3)	73,000	64,500
Total	$181,517	$166,797

(1)
Consists of fees for professional services rendered for the audit of the consolidated financial statements for such fiscal year and the review of the financial statements included in Quarterly Reports on Form 10-Q.

(2)
Consists of fees associated with tax compliance including the preparation of Federal and State income tax and Texas franchise tax returns, and tax consulting services including routine tax advice and consultation.

(3)	Consists of fees for the audit of statements of assets and liabilities of Collective Investment Funds held by the Trust Department.

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by the company’s principal accountant for the audit of the company’s annual financial statements and review of financial statements included in the company’s Forms 10-K and 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the company’s principal accountant that are reasonably related to the performance of the audit or review of the company’s financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by the company’s principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by the company’s principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the accounting firm’s independence.  The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.  The Audit Committee pre-approved all audit and non-audit services performed by the independent registered public accounting firm.

The Audit and Compliance Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV
Item 15—Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Amendment:

Exhibit Number	Description

31.3	Certification of CEO pursuant to Rule 13a-14(a).

31.4	Certification of CFO pursuant to Rule 13a-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T BANCSHARES, INC.
(Registrant)

April 28, 2017	/s/ Patrick Howard
Patrick Howard President & Chief Executive Officer Principal Executive Officer